Form 10-Q
period 2021-03-31
Coinbase Global, Inc.
filed 2021-05-14
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-04321
Coinbase Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-4707224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Not Applicable	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)
Not Applicable
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00001 par value per share	COIN	Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No   ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

As of April 30, 2021, the number of shares of the registrant's Class A common stock outstanding was 141,790,421 and the number of shares of the registrant's Class B common stock outstanding was 66,871,716.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our net revenue, operating expenses, and our ability to achieve and maintain future profitability;
•our business plan and our ability to effectively manage our growth;
•anticipated trends, growth rates, and challenges in our business, the cryptoeconomy, and in the markets in which we operate;
•market acceptance of our products and services;
•beliefs and objectives for future operations;
•our ability to maintain, expand, and further penetrate our existing customer base;
•our ability to develop new products and services and grow our business in response to changing technologies, customer demand, and competitive pressures;
•our expectations concerning relationships with third parties;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to continue to expand internationally;
•the effects of increased competition in our markets and our ability to compete effectively;
•future acquisitions of or investments in complementary companies, products, services, or technologies and our ability to successfully integrate such companies or assets;
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•economic and industry trends, projected growth, or trend analysis;
•trends in revenue, cost of revenue, and gross margin;
•trends in operating expenses, including technology and development expenses, sales and marketing expenses, and general and administrative expenses, and expectations regarding these expenses as a percentage of revenue;
•increased expenses associated with being a public company; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, restructurings, joint ventures, partnerships, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value data)
(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,983,318	$1,061,850
Restricted cash	30,841	30,787
Customer custodial funds	6,291,776	3,763,392
USDC	102,118	48,938
Accounts and loans receivable, net of allowance	208,828	189,471
Prepaid expenses and other current assets	55,662	39,510
Total current assets	8,672,543	5,133,948
Crypto assets held	651,356	316,094
Lease right-of-use assets	110,791	100,845
Property and equipment, net	50,331	49,250
Goodwill	481,379	77,212
Intangible assets, net	93,032	60,825
Other non-current assets	141,680	117,240
Total assets	$10,201,112	$5,855,414
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Custodial funds due to customers	$6,223,846	$3,849,468
Accounts payable and accrued expenses	373,955	85,111
Crypto asset borrowings	543,820	271,303
Lease liabilities, current	29,695	25,270
Other current liabilities	84,832	15,703
Total current liabilities	7,256,148	4,246,855
Lease liabilities, non-current	88,519	82,508
Total liabilities	7,344,667	4,329,363
Commitments and contingencies (Note 16)
Convertible preferred stock, $0.00001 par value; 126,605 shares authorized; 112,407 and 112,878 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $568,320 and $578,750 at March 31, 2021 and December 31, 2020, respectively	552,037	562,467
Stockholders’ equity
Class A common stock, $0.00001 par value; 282,000 and 267,640 shares authorized at March 31, 2021 and December 31, 2020, respectively; 19,385 and 12,204 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.00001 par value; 208,414 shares authorized at March 31, 2021 and December 31, 2020; 66,281 and 60,904 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	804,523	231,024
Accumulated other comprehensive income	2,118	6,256
Retained earnings	1,497,767	726,304
Total stockholders’ equity	2,304,408	963,584
Total liabilities, convertible preferred stock, and stockholders’ equity	$10,201,112	$5,855,414

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Net revenue	$1,596,981	$179,082
Other revenue	204,131	11,548
Total revenue	1,801,112	190,630
Operating expenses:
Transaction expense	234,066	25,407
Technology and development	184,225	47,138
Sales and marketing	117,990	9,921
General and administrative	121,231	58,958
Other operating expense	155,887	10,431
Total operating expenses	813,399	151,855
Operating income	987,713	38,775
Other (income) expense, net	(8,953)	3,866
Income before provision for income taxes	996,666	34,909
Provision for income taxes	225,203	2,936
Net income	$771,463	$31,973
Net income attributable to common stockholders:
Basic	$301,896	$—
Diluted	$387,719	$—
Net income per share attributable to common stockholders:
Basic	$3.80	$—
Diluted	$3.05	$—
Weighted-average shares of common stock used to compute net income per share attributable to common stockholders:
Basic	79,373	66,957
Diluted	126,996	66,957
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$771,463	$31,973
Other comprehensive loss
Translation adjustment, net of tax	(4,138)	(811)
Comprehensive income	$767,325	$31,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands)
(unaudited)

	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2021	112,878	$562,467	73,108	$—	$231,024	$6,256	$726,304	$963,584
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	7,910	—	39,580	—	—	39,580
Stock-based compensation expense	—	—	—	—	105,376	—	—	105,376
Issuance of equity instruments as consideration in business combination	—	—	3,584	—	417,680	—	—	417,680
Conversion of preferred stock	(471)	(10,430)	471	—	10,430	—	—	10,430
Issuance of shares from exercise of warrants	—	—	412	—	433	—	—	433
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	181	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	(4,138)	—	(4,138)
Net income	—	—	—	—	—	—	771,463	771,463
Balance at March 31, 2021	112,407	$552,037	85,666	$—	$804,523	$2,118	$1,497,767	$2,304,408

Balance at January 1, 2020	114,959	$564,697	66,994	$—	$93,820	$(721)	$403,987	$497,086
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	58	—	485	—	—	485
Stock-based compensation expense	—	—	—	—	9,180	—	—	9,180
Comprehensive loss	—	—	—	—	—	(811)	—	(811)
Net income	—	—	—	—	—	—	31,973	31,973
Balance at March 31, 2020	114,959	$564,697	67,052	$—	$103,485	$(1,532)	$435,960	$537,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$771,463	$31,973
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,922	6,894
Impairment expense	841	268
Stock-based compensation expense	104,628	8,772
Provision for transaction losses and doubtful accounts	2,503	254
Loss on disposal of property and equipment	11	—
Deferred income taxes	36	7,637
Unrealized (gain) loss on foreign exchange	(2,869)	4,409
Non-cash lease expense	9,050	5,818
Gain on investments	(9,257)	—
Change in fair value of contingent consideration	—	(401)
Realized (gain) loss on crypto assets	(32,769)	303
Crypto assets received as revenue	(180,109)	(10,711)
Crypto asset payments for expenses	154,989	2,781
Fair value adjustment on derivatives	(2,800)	—
Changes in operating assets and liabilities:
USDC	(64,064)	38,874
Accounts and loans receivable	(11,976)	(12,783)
Income taxes, net	238,486	(12,726)
Other assets	(34,587)	10,779
Custodial funds due to customers	2,355,138	386,668
Accounts payable and accrued expenses	45,180	6,952
Lease liabilities	(8,568)	(5,670)
Other liabilities	65,517	208
Net cash provided by operating activities	3,411,765	470,299
Cash flows from investing activities
Purchase of property and equipment	(18)	(2,393)
Proceeds from sale of property and equipment	48	—
Capitalized internal-use software development costs	(4,388)	(1,926)
Business combination, net of cash acquired	(16,525)	—
Purchase of investments	(9,203)	(2,248)
Purchase of crypto assets	(553,012)	(60,160)
Disposal of crypto assets	545,188	61,187
Net cash used in investing activities	(37,910)	(5,540)
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	59,387	432
Issuance of shares from exercise of warrants	433	—
Net cash provided by financing activities	59,820	432
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net increase in cash, cash equivalents, and restricted cash	3,433,675	465,191
Effect of exchange rates on cash	16,231	(10,875)
Cash, cash equivalents, and restricted cash, beginning of period	4,856,029	1,784,417
Cash, cash equivalents, and restricted cash, end of period	$8,305,935	$2,238,733

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$1,983,318	$636,324
Restricted cash	30,841	40,334
Customer custodial funds	6,291,776	1,562,075
Total cash, cash equivalents, and restricted cash	$8,305,935	$2,238,733

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$—	$550
Operating cash outflows for amounts included in the measurement of operating lease liabilities	$7,490	$7,123

Supplemental schedule of non-cash investing and financing activities
Unsettled purchases of property and equipment	$—	$7,607
Right-of-use assets obtained in exchange for operating lease obligations	$13,072	$2,146
Purchase of crypto assets and investments with non-cash consideration	$885	$851
Crypto assets borrowed	$9,158	$—
Crypto assets borrowed repaid	$16,437	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    NATURE OF OPERATIONS
Coinbase, Inc. was founded in 2012. In April 2014, in connection with a corporate reorganization, Coinbase, Inc. became a wholly-owned subsidiary of Coinbase Global, Inc. (together with its consolidated subsidiaries, the “Company”).
The Company operates globally and is a leading provider of end-to-end financial infrastructure and technology for the cryptoeconomy. The Company offers retail users the primary financial account for the cryptoeconomy, institutions a state of the art marketplace with a deep pool of liquidity for transacting in crypto assets, and ecosystem partners technology and services that enable them to build crypto-based applications and securely accept crypto assets as payment.
In May 2020, the Company became a remote-first company. Accordingly, the Company does not maintain a headquarters.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The accompanying condensed consolidated financial statements for the three months ended March 31, 2021 and March 31, 2020 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), on the same basis as the audited consolidated financial statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s results of operations and statements of cash flows for the three months ended March 31, 2021 and March 31, 2020. The unaudited condensed consolidated results of operations and cash flows for the three months ended March 31, 2021 and March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 14, 2021 (the “Prospectus”).
These accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s subsidiaries are entities in which the Company holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Certain subsidiaries of the Company have a basis of presentation different from GAAP. For the purposes of these unaudited condensed consolidated financial statements, the basis of presentation of such subsidiaries is converted to GAAP. All intercompany accounts and transactions have been eliminated.
There were no changes to the significant accounting policies or recent accounting pronouncements that were disclosed in Note 2, “Summary of significant accounting policies” to the audited consolidated financial statements included in the Prospectus, other than as discussed below.
Use of estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.
Significant estimates and assumptions include the determination of the recognition, measurement, and valuation of current and deferred income taxes; the fair value of stock-based awards issued; the useful lives of intangible assets; the useful lives of property and equipment; the Company’s incremental borrowing rate; the fair value of assets acquired and liabilities assumed in business combinations; the fair value of derivatives and related hedges; and loss provisions.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities.
Business combinations
The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Acquisition-related costs incurred by the Company are recognized as an expense in general and administrative expenses within the consolidated statements of operations.
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement.
During the measurement period, which may be up to one year from the acquisition date, and to the extent that the value was not previously finalized, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information about facts and circumstance that existed at the date of acquisition and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill, provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.
Accounts and loans receivable and allowance for doubtful accounts
Accounts and loans receivables are contractual rights to receive cash either on demand or on fixed or determinable dates, and are recognized as an asset on the Company’s balance sheet. Accounts and loans receivable consists of customer funds receivable, in-transit funds receivable, custodial fee revenue receivable, loans receivable, interest receivable, and other receivables.
Customer funds receivable, including in-transit funds receivable, represent settlements due for crypto assets delivered to customers and from third-party payment processors and banks for settled customer transactions. Customer funds receivable are typically received within one or two business days of the transaction date. The Company establishes withdrawal-based limits in order to mitigate potential losses by preventing customers from withdrawing the crypto asset to an external blockchain address until the payment settles.
Custodial fee revenue receivable represents the fee earned and receivable by the Company for providing a dedicated secure cold storage solution to customers. The fee is based on a contractual percentage of the daily value of assets under custody and is collected on a monthly basis. Such custodial fee revenue income is included in the net revenue in the consolidated statements of operations.
Loans receivable represent cash and USDC loans made to users. These loans are collateralized with crypto assets held by those users in their crypto asset wallet on the Company’s platform. Loans receivable are subsequently measured at amortized cost.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company recognizes an allowance for doubtful accounts for receivables based on expected credit losses. In determining expected credit losses, the Company considers historical loss experience, the aging of its receivable balance, and the fair value of any collateral held. For loans receivable, the Company applies the collateral maintenance provision practical expedient. The Company would recognize credit losses on these loans if there is a collateral shortfall and it is not reasonably expected that the borrower will replenish such a shortfall.
Concentration of credit risk
The Company’s cash, cash equivalents, restricted cash, customer custodial funds, and accounts and loans receivable are potentially subject to concentration of credit risk. Cash, cash equivalents, restricted cash, and customer custodial funds are placed with financial institutions which are of high credit quality. The Company invests cash, cash equivalents, and customer accounts primarily in highly liquid, highly rated instruments which are uninsured. The Company may also have deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company also holds cash at crypto trading venues and performs a regular assessment of these crypto trading venues as part of its risk management process.
The Company held $102.1 million and $48.9 million of USDC as of March 31, 2021 and December 31, 2020, respectively. The underlying U.S. dollars are held by the issuer at federally insured U.S. depository institutions and in approved investments on behalf of, and for the benefit of, holders of USDC.
As of March 31, 2021, no customer accounted for more than 10% of the Company’s accounts and loans receivable. As of December 31, 2020, two customers accounted for more than 10% of the Company’s accounts and loans receivable. One customer had fiat of $45.0 million transferred to their platform account prior to December 31, 2020, but the Company had not yet settled the transaction by collecting payment. The Company had extended $20.5 million of post trade credit to the second customer as of December 31, 2020. As these customers had transferred or were in the process of transferring funds to their portfolio equal to or in excess of the crypto assets purchased, the Company did not record an allowance for doubtful accounts.
As of March 31, 2021, the Company had two payment processors and one bank partner account representing 12%, 9% and 9% of accounts and loans receivable, respectively. As of December 31, 2020, the Company had one payment processor and two bank partner accounts representing 7%, 8%, and 7% of accounts and loans receivable, respectively. During the three months ended March 31, 2021 and March 31, 2020, no customer accounted for more than 10% of total revenue.
Recent accounting pronouncements
Recently adopted accounting pronouncements
On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company adopted the standard on January 1, 2021 using the modified retrospective approach. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements, as the Company’s receivables are either fully collateralized or are short term in nature and therefore less susceptible to risks and uncertainty of credit losses over extended periods of time.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On August 29, 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted the standard on January 1, 2021 using the prospective transition approach. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.
On December 18, 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other things, the new guidance simplifies intraperiod tax allocation and reduces the complexity in accounting for income taxes with year-to-date losses in interim periods. The Company adopted the standard on January 1, 2021. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.
3.    ACQUISITIONS
2021 Acquisitions
Bison Trails
On February 8, 2021, the Company completed the acquisition of Bison Trails Co. (“Bison Trails”) by acquiring all issued and outstanding common stock and stock options of Bison Trails. Bison Trails is a platform-as-a-service company that provides a suite of easy-to-use crypto infrastructure products and services on multiple blockchains to custodians, exchanges and funds.
Prior to the acquisition, the Company held a minority ownership stake in Bison Trails, which was accounted for as a cost method investment. In accordance with Accounting Standards Codification 805, Business Combinations, the acquisition was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the cost method investment was remeasured to fair value as of the acquisition date. The Company considered multiple factors in determining the fair value of the previously held cost method investment, including the price negotiated with the selling shareholders and current trading multiples for comparable companies. Based on this analysis, the Company recognized an $8.8 million gain on remeasurement, which was recorded in other (income) expense, net in the condensed consolidated statement of operations for the three months ended March 31, 2021.
The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The final allocation of purchase consideration to assets and liabilities remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date). Any changes in the fair value of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The total preliminary consideration transferred in the acquisition was $457.3 million, consisting of the following (in thousands):

Common stock of the Company	$389,314
Previously held interest on acquisition date	10,863
Cash	28,726
Replacement of Bison Trails options	28,365
Total purchase consideration	$457,268
Included in the purchase consideration are 496,434 shares of the Company’s Class A common stock that are subject to an indemnity holdback. These shares will be released 18 months after the closing date of the transaction.
The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed using a cost based approach (in thousands):

Cash and cash equivalents	$12,201
Crypto assets held	5,177
Accounts and loans receivable, net of allowance	2,323
Prepaid expenses and other current assets	122
Intangible assets	39,100
Goodwill	404,167
Other non-current assets	1,221
Lease right-of-use assets	808
Total assets	$465,119

Accounts payable and accrued expenses	$2,446
Lease liabilities	808
Other liabilities	4,597
Total liabilities	$7,851
Net assets acquired	$457,268
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in years)
Developed technology	$36,000	3
In process research and development ("IPR&D")	1,200	N/A
User base	1,900	3
The intangible assets will be amortized on a straight-line basis over their respective useful lives to technology and development for developed technology and general and administrative for user base. Amortization of the IPR&D will be recognized in developed technology once the research and development is placed into service as internally developed software. Management applied significant judgement in determining the fair value of intangible assets, which involved the use of estimates and

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
assumptions with respect to development costs and profit, costs to recreate customer relationships, market participation profit, and opportunity cost.
Total acquisition costs of $3.7 million were incurred related to the acquisition, which were recognized as an expense and included in general and administrative expenses in the consolidated statements of operations.
2020 Acquisitions
Tagomi
On July 31, 2020, the Company completed the acquisition of Tagomi Holdings, Inc. (“Tagomi”), by acquiring all issued and outstanding shares of common stock and stock options of Tagomi. Tagomi is an institutional brokerage for crypto assets and offers an end-to-end brokerage solution that caters to sophisticated traders and institutions. Tagomi operates an advanced trading platform which pools liquidity from multiple venues to offer efficient pricing, algorithmic trading, a suite of prime services (including delayed settlement and borrowing and lending of fiat currency and crypto assets), and a flexible account hierarchy and operational processes that meet the needs of institutional clients.
The total preliminary consideration transferred in the acquisition was $41.8 million, consisting of the following (in thousands):

Common stock of the Company	$30,589
Replacement of Tagomi options and warrants	760
Cash	1,906
Settlement of pre-existing receivable	8,537
Total purchase consideration	$41,792
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash and cash equivalents	$13,777
Customer custodial funds	19,837
Crypto assets held	5,687
Accounts and loans receivable, net of allowance	5,795
Prepaid expenses and other current assets	633
Intangible assets	7,350
Goodwill	22,516
Other non-current assets	1,611
Total assets	$77,206

Custodial funds due to customers	$20,787
Accounts payable and accrued expenses	5,953
Crypto borrowings	8,674
Total liabilities	$35,414
Net assets acquired	$41,792

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill of $22.5 million, which is not deductible for tax purposes. The goodwill balance is primarily attributed to the market presence, synergies, and the use of purchased technology to develop future products and technologies.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in years)
Developed technology	$6,600	3
Customer relationships	400	5
Licenses	350	Indefinite
The developed technology, customer relationships, and licenses represents the estimated fair value of Tagomi’s trading platform, existing relationships with customers, and money transmitter licenses held, respectively. Total acquisition costs of $1.1 million were incurred related to the acquisition, which were recognized as an expense and included in general and administrative expenses in the consolidated statements of operations.
A related party of the Company was a prior equity holder of Tagomi, and as a result of the acquisition, was entitled to receive up to 264,527 shares of the Company’s Class A common stock.
The impact of this acquisition was considered immaterial to both the current and prior periods of the Company’s consolidated financial statements and pro forma financial information has not been provided.
4.    REVENUE
Revenue recognition
The Company determines revenue recognition from contracts with customers through the following steps:
•identification of the contract, or contracts, with the customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of the revenue when, or as, the Company satisfies a performance obligation.
Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company primarily generates revenue through transaction fees charged on the platform.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenue
Transaction revenue
Retail, net	$1,455,171	$162,002
Institutional	85,409	9,989
Total transaction revenue	1,540,580	171,991
Subscription and services revenue
Custodial fee revenue	23,451	2,712
Staking revenue	10,294	1,449
Earn campaign revenue	11,111	—
Interest income	3,320	2,559
Other subscription and services revenue	8,225	371
Total subscription and services revenue	56,401	7,091
Total net revenue	$1,596,981	$179,082

Other revenue
Crypto asset sales revenue	$203,799	$9,860
Corporate interest income	332	1,688
Total other revenue	$204,131	$11,548

Total revenue	$1,801,112	$190,630
Transaction revenue
Retail transaction revenue represents transaction fees earned from customers that are primarily individuals, while institutional transaction revenue represents transaction fees earned from institutional customers, such as hedge funds, family offices, principal trading firms, and financial institutions on the institutional platform.
The Company’s service is comprised of a single performance obligation to provide a crypto asset matching service when customers buy, sell, or convert crypto assets on the platform. That is, the Company is an agent in transactions between customers and presents revenue for the fees earned on a net basis.
Judgment is required in determining whether the Company is the principal or the agent in transactions between customers. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the crypto asset provided before it is transferred to the customer (gross) or whether it acts as an agent by arranging for other customers on the platform to provide the crypto asset to the customer (net). The Company does not control the crypto asset being provided before it is transferred to the buyer, does not have inventory risk related to the crypto asset, and is not responsible for the fulfillment of the crypto asset. The Company also does not set the price for the crypto asset as the price is a market rate established by the platform. As a result, the Company acts as an agent in facilitating the ability for a customer to purchase crypto assets from another customer.
The Company considers its performance obligation satisfied, and recognizes revenue, at the point in time the transaction is processed. Contracts with customers are usually open-ended and can be

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
terminated by either party without a termination penalty. Therefore, contracts are defined at the transaction level and do not extend beyond the service already provided.
The Company charges a fee at the transaction level. The transaction price, represented by the trading fee, is calculated based on volume and may vary depending on payment type and the value of the transaction. Crypto asset purchase or sale transactions executed by a customer on the Company’s platform include tiered pricing, based primarily on transaction volume. The fee rate charged per transaction is adjusted up or down if the volume processed for a specific historical period meets established thresholds. The Company has concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to a class of customers with similar volume. The transaction fee is collected from the customer at the time the transaction is executed. In certain instances, the transaction fee can be collected in crypto assets, with revenue measured based on the amount of crypto assets received and the fair value of the crypto assets at the time of the transaction.
The transaction price includes estimates for reductions in revenue from transaction fee reversals that may not be recovered from customers. Such reversals occur when the customer disputes a transaction processed on their credit card or their bank account for a variety of reasons and seeks to have the charge reversed after the Company has processed the transaction. These amounts are estimated based upon the most likely amount of consideration to which the Company will be entitled. All estimates are based on historical experience and the Company’s best judgment at the time to the extent it is probable that a significant reversal of revenue recognized will not occur. All estimates of variable consideration are reassessed periodically. The total transaction price is allocated to the single performance obligation. While the Company recognizes transaction fee reversals due to transaction reversals as a reduction of net revenue, crypto asset losses due to transaction reversals are included in transaction expense.
Custodial fee revenue
The Company provides a dedicated secure cold storage solution to customers and earns a fee, which is based on a contractual percentage of the daily value of assets under custody. The fee is collected on a monthly basis. These contracts typically have one performance obligation which is provided and satisfied over the term of the contracts as customers simultaneously receive and consume the benefits of the services. The contract may be terminated by a customer at any time, without incurring a penalty. Customers are billed on the last day of the month during which services were provided, with the amounts being due within thirty days of receipt of the invoice. Amounts receivable from customers for custodial fee revenue, net of allowance, were $12.9 million and $4.4 million as of March 31, 2021 and December 31, 2020, respectively. The allowance recognized against these fees was not material for any of the periods presented.
Staking revenue
The Company participates in networks with proof-of-stake consensus algorithms, through creating or validating blocks on the network. In exchange for participating in the consensus mechanism of these networks, the Company earns rewards in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete and the rewards are available for transfer. Revenue is measured based on the number of tokens received and the fair value of the token at the date of recognition.
Earn campaign revenue
The Company provides a platform for crypto asset issuers, the customer, to engage with the Company’s retail users and teach them about new crypto assets through the use of educational tools, videos, and tutorials. In exchange for completing a task, such as watching the video or downloading an application, retail users may be eligible to receive crypto assets from the crypto asset issuer. The Company is the agent with respect to the delivery of the crypto assets. The Company earns a commission from the crypto asset issuer based on the amount of crypto assets that are distributed to users.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Interest income and corporate interest income
The Company holds customer custodial funds and cash and cash equivalents at certain third-party banks which earn interest. Interest income is calculated using the interest method and is not within the scope of Topic 606 – Revenue from Contracts with Customers. Interest earned on customer custodial funds is included in interest income within subscription and services revenue. Interest earned on cash and cash equivalents is included in corporate interest income, within other revenue.
Other subscription and services revenue
Other subscription and services revenue primarily includes revenue from early stage services being offered by the Company, such as subscription license revenue. Generally, contracts with customers of early stage products contain one performance obligation, do not have variable consideration, and are satisfied at a point in time or over the period that services are provided.
Other revenue
Other revenue includes the sale of crypto assets and corporate interest income. Periodically, as an accommodation to customers, the Company may fulfill customer transactions using the Company’s own crypto assets. The Company has custody and control of the crypto assets prior to the sale to the customer and records revenue at the point in time when the sale to the customer is processed. Accordingly, the Company records the total value of the sale in other revenue and the cost of the crypto assets in other operating expense within the consolidated statements of operations. The cost of crypto assets used in fulfilling customer transactions was $186.3 million and $10.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
Related party transactions
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. Fees charged to these users are on terms no more favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. The Company recognized revenue with related parties of $5.3 million and $0.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively. As of each of March 31, 2021 and December 31, 2020, amounts receivable from related parties was $2.4 million and $0.6 million, respectively.
Revenue by geographic location
In the table below are the revenues disaggregated by geography, based on domicile of the client or booking location, as applicable (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$1,465,436	$142,187
Rest of the World(1)	335,676	48,443
Total revenue	$1,801,112	$190,630
__________________
(1)No other individual country accounted for more than 10% of total revenue

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.    ACCOUNTS AND LOANS RECEIVABLE
Accounts and loans receivable, net of allowance consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Customer funds receivable	$33,570	$67,926
In-transit customer receivables	87,416	90,571
Custodial fee revenue receivable	13,059	4,636
Loans receivable(1)	53,046	6,790
Interest and other receivables	26,400	21,709
Allowance for doubtful accounts(2)	(4,663)	(2,161)
Total accounts and loans receivable, net of allowance	$208,828	$189,471
__________________
(1)The fair value of collateral held as security exceeded the outstanding loans receivable as of March 31, 2021 and December 31, 2020, so no allowance was recorded.
(2)Includes provision for transaction losses of $3.3 million and $1.3 million as of March 31, 2021 and December 31, 2020, respectively.

Loans receivable
As of March 31, 2021 and December 31, 2020, the Company had granted cash and USDC loans to consumer users with an outstanding balance of $53 million and $6.8 million, respectively. The related interest receivable on the above loans as of March 31, 2021 and December 31, 2020, was $0.2 million and $0.04 million, respectively.
The amounts loaned are collateralized with the crypto assets held by the borrower in their crypto asset wallet on the Company’s platform. The Company does not have the right to use such collateral unless the borrower defaults on the loans. The Company’s credit exposure is significantly limited and no allowance was recorded against these loans receivables. Loans receivables are measured at amortized cost. The carrying value of the loans approximates their fair value. As of March 31, 2021 and December 31, 2020, there were no loans receivables past due.
6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2021	2020
Balance, beginning of period	$77,212	$54,696
Additions due to acquisitions	404,167	22,516
Balance, end of period	$481,379	$77,212
There was no accumulated impairment balance recognized against goodwill at the beginning or end of the periods.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible assets
Intangible assets consisted of the following (in thousands, except years data):

As of March 31, 2021	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Acquired developed technology	$56,708	$(16,886)	$39,822	2.37
User base	1,900	(123)	1,777	2.42
Customer relationships	66,591	(18,559)	48,032	4.33
Trade name	30	(30)	—	0
Non-compete agreement	2,402	(801)	1,601	3.34
In-process research and development(1)	1,200	—	1,200	N/A
Indefinite life intangible assets
Domain name	250	—	250	N/A
Licenses	350	—	350	N/A
Crypto assets held	651,356	—	651,356	N/A
Total	$780,787	$(36,399)	$744,388
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of 3 years.

As of December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Acquired developed technology	$20,708	$(13,024)	$7,684	2.09
Customer relationships	66,591	(15,771)	50,820	4.58
Trade name	30	(30)	—	0
Non-compete agreement	2,402	(681)	1,721	3.58
Indefinite life intangible assets
Domain name	250	—	250	N/A
Licenses	350	—	350	N/A
Crypto assets held	316,094	—	316,094	N/A
Total	$406,425	$(29,506)	$376,919
Amortization expense of intangible assets was $6.9 million and $3.9 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The Company estimates that there is no significant residual value related to its intangible assets. Impairment expense was $0.8 million and $0.3 million during the three months ended March 31, 2021 and March 31, 2020, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The expected future amortization expense for intangible assets other than IPR&D as of March 31, 2021 is as follows (in thousands):

2021 (for the remainder of)	$22,292
2022	28,536
2023	22,604
2024	11,346
2025	6,454
Thereafter	—
Total amortization expense	$91,232

7.    PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets and other non-current assets consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid expenses and other current assets
Prepaid expenses	$33,092	$36,218
Warrant to purchase crypto assets	18,809	2,575
Other	3,761	717
Total prepaid expenses and other current assets	$55,662	$39,510

Other non-current assets
Equity method investments	$1,056	$2,000
Strategic investments	34,921	26,146
Deferred tax assets	16,175	20,807
Deposits(1)	89,528	68,287
Total other non-current assets	$141,680	$117,240
__________________
(1)     Deposits represent amounts maintained with payments processors and financial institutions as part of the Company’s regular business operations.

Equity method investments
The Company acquired a 50% interest in Centre Consortium LLC in August 2019. The Company has significant influence over the entity, but does not have power or control. The Company’s share of earnings and losses are included in other (income) expense, net in the consolidated statements of operations.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Strategic investments
The Company invests in various companies and technologies through Coinbase Ventures, the Company’s venture capital arm. The components of other investments accounted for under the measurement alternative included in the table above are presented below (in thousands):

	March 31,	December 31,
	2021	2020
Carrying amount, beginning of period	$26,146	$15,599
Net additions	9,438	9,687
Upward adjustments	1,387	1,307
Previously held interest in Bison Trails (see Note 3)	(2,000)	—
Impairments and downward adjustments	(50)	(447)
Carrying amount, end of period	$34,921	$26,146
Upward adjustments and impairments and downward adjustments from remeasurement of investments are included in other (income) expense, net in the consolidated statements of operations. As of March 31, 2021, cumulative upward adjustments and impairments and downward adjustments were $2.9 million and $2.6 million, respectively.
8.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accounts payable	$15,858	$12,031
Accrued expenses	68,913	33,987
Accrued payroll and payroll related	32,010	23,403
Income taxes payable	244,291	5,805
Other payables	12,883	9,885
Total accounts payable and accrued expenses	$373,955	$85,111

9.    DERIVATIVES
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding, in native units.

	March 31,	December 31,
	2021	2020
Crypto asset borrowings with embedded derivatives	9,105 BTC	9,305 BTC
	5,000 ETH	3,000 ETH
1,500,000 XRP

Warrant to purchase crypto assets	800,000 UNI	800,000 UNI
588,235 DDX

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables summarize information on derivative assets and liabilities that are reflected in the Company’s consolidated balance sheets, by accounting designation (in thousands):

	Gross derivative assets				Gross derivative liabilities
March 31, 2021	Not designated as hedges	Designated as hedges	Total derivative assets	Net derivative assets	Not designated as hedges	Designated as hedges	Total derivative liabilities	Net derivative liabilities
Crypto borrowings with embedded derivatives	$—	$—	$—	$—	$—	$394,491	$394,491	$394,491
Warrant to purchase crypto assets	18,809	—	18,809	18,809	—	—	—	—
Total fair value of derivative assets and liabilities	$18,809	$—	$18,809	$18,809	$—	$394,491	$394,491	$394,491

	Gross derivative assets				Gross derivative liabilities
December 31, 2020	Not designated as hedges	Designated as hedges	Total derivative assets	Net derivative assets	Not designated as hedges	Designated as hedges	Total derivative liabilities	Net derivative liabilities
Crypto borrowings with embedded derivatives	$—	$—	$—	$—	$12,696	$114,395	$127,091	$127,091
Warrant to purchase crypto assets	2,575	—	2,575	2,575	—	—	—	—
Total fair value of derivative assets and liabilities	$2,575	$—	$2,575	$2,575	$12,696	$114,395	$127,091	$127,091
Fair value hedge gains and losses
The Company includes gains (losses) on the hedging derivative and the hedged item in other operating expenses within the consolidated statements of operations. The following tables present derivative instruments used in fair value hedge accounting relationships, as well as pre-tax gains (losses) recorded on such derivatives and the related hedged items (in thousands):

	Gains (losses) recorded in income
Three months ended March 31, 2021	Derivatives	Hedged items	Income statement impact
Crypto borrowings with embedded derivatives	$(267,400)	$258,124	$(9,276)

Gains (losses) recorded in income
Three months ended March 31, 2020	Derivatives	Hedged items	Income statement impact
Crypto borrowings with embedded derivatives	$—	$—	$—
The following amounts were recorded in the consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the consolidated statements of operations in future periods as an adjustment to other operating expense (in thousands):

		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items
March 31, 2021	Carrying amount of the hedged items	Active hedging relationships	Discontinued hedging relationships	Total
Assets	$518,225	$370,617	$—	$370,617
Liabilities	—	—	—	—

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items
December 31, 2020	Carrying amount of the hedged items	Active hedging relationships	Discontinued hedging relationships	Total
Assets	$247,735	$113,102	$—	$113,102
Liabilities	—	—	—	—
Crypto asset borrowings
The carrying value of the outstanding host contract as of March 31, 2021 and December 31, 2020 was $149.3 million and $144.2 million, respectively. The fair value of the embedded derivative liabilities as of March 31, 2021 and December 31, 2020 was $394.5 million and $127.1 million, respectively. The fee on these borrowings ranged from 1.7% to 7%. During the three months ended March 31, 2021 and March 31, 2020, the Company paid $4.3 million and zero of borrowing fees in crypto assets, respectively.
10.    FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$701,511	$—	$—	$701,511	$212,818	$—	$—	$212,818
Customer custodial funds(2)	2,721,499	—	—	2,721,499	1,171,274	—	—	1,171,274
Crypto assets held(3)	—	518,225	—	518,225	—	247,735	—	247,735
Derivative assets(4)	—	—	18,809	18,809	—	—	2,575	2,575
Total assets	$3,423,010	$518,225	$18,809	$3,960,044	$1,384,092	$247,735	$2,575	$1,634,402

Liabilities
Crypto asset borrowings(5)	$—	$394,491	$—	$394,491	$—	$127,091	$—	$127,091
Total liabilities	$—	$394,491	$—	$394,491	$—	$127,091	$—	$127,091
__________________
(1)Excludes corporate cash of $1,281.8 million and $849.0 million held in deposit at financial institutions and crypto asset trading venues and not measured and recorded at fair value as of March 31, 2021 and December 31, 2020, respectively.
(2)Excludes customer custodial funds of $3,570.3 million and $2,592.1 million held in deposit at financial institutions and not measured and recorded at fair value as of March 31, 2021 and December 31, 2020, respectively.
(3)Includes crypto assets held that have been designated as hedged items in fair value hedges and excludes crypto assets of $133.1 million and $68.4 million held at cost as of March 31, 2021 and December 31, 2020, respectively.
(4)Represents warrants to purchase crypto assets, which are included in prepaid expenses and other current assets in the consolidated balance sheets.
(5)Excludes crypto asset borrowings of $149.3 million and $144.2 million, representing the host contract which is not measured and recorded at fair value as of March 31, 2021 and December 31, 2020, respectively.

The Company did not make any transfers between the levels of the fair value hierarchy during the three months ended March 31, 2021 and the year ended December 31, 2020.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Derivative asset
The following table presents a reconciliation of the derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Balance as of January 1, 2021	$2,575
Fair value adjustment	16,234
Balance as of March 31, 2021	$18,809
The derivative assets balance is included in prepaid expenses and other current assets in the consolidated balance sheets. The derivative assets are solely represented by warrant agreements to purchase crypto assets from asset issuers. Upon exercise of the warrant, the underlying crypto assets are subject to transfer and sale restrictions, and vest over periods of between one to four years. The fair value of the warrants were based on the number of crypto assets to be received upon exercise, the fair value of the crypto asset, and a discount for lack of marketability due to the underlying restriction on the crypto assets. The discount for lack of marketability was estimated using the Finnerty and Asian put option models. The fair value adjustments are included in other operating expense in the consolidated statements of operations. The following significant unobservable inputs were used:

March 31, 2021
Discount rate	0.01% - 0.15%
Historical volatility of comparable crypto assets	105% - 175%
Assets and liabilities measured and recorded at fair value on a non-recurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment, and crypto assets held but not designated in hedging relationships are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs. Fair value of crypto assets held are predominantly based on Level 2 inputs.
Financial assets and liabilities not measured and recorded at fair value
The Company’s financial instruments, including cash, restricted cash, certain customer custodial funds, USDC, and custodial funds due to customers are classified as Level 1 and carried at amortized cost, which approximates their fair value. The loans receivable are classified as Level 3 and are carried at amortized cost, which approximates their fair value.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.    CONVERTIBLE PREFERRED STOCK
A summary of the Company’s authorized, issued, and outstanding shares of convertible preferred stock was as follows (in thousands, except per share data):

	As of March 31, 2021
	Shares Authorized	Shares Issued and Outstanding	Original Issue Price per Share	Liquidation Preference	Carrying Value
FF Preferred	5,739	5,739	$—	$—	$11
Series A	30,929	27,232	0.19721	5,371	4,923
Series B	25,416	21,831	1.00676	21,978	19,228
Series C	32,542	31,620	2.76488	87,426	83,047
Series D	17,471	17,428	8.25390	143,850	135,383
Series E	14,508	8,557	36.19220	309,695	309,445
	126,605	112,407		$568,320	$552,037

	As of December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Original Issue Price per Share	Liquidation Preference	Carrying Value
FF Preferred	5,739	5,739	$—	$—	$11
Series A	30,929	27,349	0.19721	5,394	4,946
Series B	25,416	21,831	1.00676	21,978	19,228
Series C	32,542	31,656	2.76488	87,525	83,146
Series D	17,471	17,471	8.25390	144,205	135,738
Series E	14,508	8,832	36.19220	319,648	319,398
	126,605	112,878		$578,750	$562,467
Since inception, the Company has incurred share issuance costs totaling approximately $0.8 million, which has been applied to reduce total proceeds.
The change in the number of outstanding shares of convertible preferred stock per class was as follows (in thousands):

	Series FF	Series A	Series B	Series C	Series D	Series E
Balance at January 1, 2021	5,739	27,349	21,831	31,656	17,471	8,832
Conversion to Class A common stock	—	(117)	—	(36)	(43)	(275)
Balance at March 31, 2021	5,739	27,232	21,831	31,620	17,428	8,557
During the three months ended March 31, 2021 and year ended December 31, 2020, there were sales of convertible preferred stock between stockholders. Pursuant to the terms of sale of the convertible preferred stock, those preferred shares converted to Class A common stock. The Company did not sell any shares or receive any proceeds from the transactions.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12.    COMMON STOCK
Common stock
Effective October 1, 2018, the Company implemented a dual class voting structure pursuant to which it authorized the issuance of Class A common stock and Class B common stock. The Class B common stock has ten votes per share and the Class A common stock has one vote per share. The common stock outstanding prior to the implementation of the dual class voting structure was reclassified into Class B common stock. Generally, any subsequent sale or transfer of Class B common stock will result in the automatic conversion of such Class B common stock into Class A common stock (subject to certain customary exceptions). Generally, any subsequent sale or transfer of convertible preferred stock that is convertible into Class B common stock will result in convertible preferred stock becoming convertible into Class A common stock (subject to certain customary exceptions). The holders of shares of Class A common stock and Class B common stock, voting as a separate class, have a right to elect two members of the Company’s board of directors (the “Board”). Furthermore, holders of Class A common stock and Class B common stock, voting together with holders of convertible preferred stock (other than Series E convertible preferred stock) and Series FF preferred stock on an as-converted to common stock basis, are entitled to fill any remaining vacancies on the Board.
As of March 31, 2021, the Company was authorized to issue up to 490,413,936 shares of common stock with par value of $0.00001 per share, consisting of 282,000,000 shares of Class A common stock and 208,413,936 shares of Class B common stock. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board.
The Company has reserved shares of Class A common stock and Class B common stock for issuance for the following purposes (in thousands):

	March 31,	December 31,
	2021	2020
Class A common stock
Conversion of Series E convertible preferred stock	8,557	8,832
Options issued and outstanding under 2013 Plan	2,831	3,550
Options issued and outstanding under 2019 Plan	34,940	37,232
RSUs issued and outstanding under 2019 Plan	7,515	3,766
Shares available for future issuance under the 2019 Plan	5,077	2,193
Replacement options issued and outstanding from Tagomi acquisition	18	32
Replacement options issued and outstanding from Bison Trails acquisition	355	—
Exercise and conversion of outstanding warrant	—	4
Shares available for future issuance of warrants	2,296	2,296
Total Class A common stock shares reserved	61,589	57,905

Class B common stock
Conversion of FF Preferred and Series A, B, C, and D convertible preferred stock	103,850	104,046
Options issued and outstanding under 2013 Plan	16,858	22,442
Exercise and conversion of outstanding warrant	—	408
Total Class B common stock shares reserved	120,708	126,896

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13.    STOCK-BASED COMPENSATION
Stock options
Activity of options outstanding are as follows (in thousands, except per share and years data):

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2021	63,256	$14.84	8.17	$2,527,396
Granted	470	3.45
Exercised	(7,918)	7.58
Forfeited and cancelled	(806)	19.86
Balance at March 31, 2021	55,002	15.72	8.10	15,842,278
Vested and exercisable at March 31, 2021	21,518	7.75	6.69	6,369,435
Vested and expected to vest at March 31, 2021	45,708	14.15	7.85	13,237,287

As of March 31, 2021, there was total unrecognized compensation cost of $225.5 million related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.71 years.
As of March 31, 2021, there were 1,290,405 shares subject to repurchase related to stock options early exercised and not yet vested, but that are expected to vest. As of March 31, 2021, the Company recorded a liability related to these shares subject to repurchase in the amount of $24.2 million, which is included within other current liabilities in the accompanying consolidated balance sheets.
Restricted stock units
During December 2020, the Company began issuing restricted stock units (“RSUs”). These RSUs vest upon the satisfaction of a service-based condition. In general, the RSUs vest over a service period ranging from two to four years. Once vested, the RSUs are settled by delivery of Class A common stock.
Activity of RSUs outstanding under the Plan are as follows (in thousands, except per share data):

	Number of shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2021	3,766	$54.80
Granted	3,960	211.92
Vested	(204)	54.80
Forfeited and cancelled	(41)	188.60
Balance at March 31, 2021	7,481	137.25
For RSUs granted during the three months ended March 31, 2021, the fair value of the Class A common stock was determined using linear interpolation between the dates at which the Company obtained third-party valuations, for financial reporting purposes. This method was determined to be reasonable, as no single event was identified that caused the increase in the fair value of the common stock.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2021, there was total unrecognized compensation cost of $956.2 million related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of approximately 2.81 years.
Restricted common stock
As part of the acquisitions of Tagomi and Bison Trails, the Company issued restricted Class A common stock. Vesting of this restricted Class A common stock is dependent on a service-based vesting condition that is satisfied over three years. The Company has the right to repurchase shares at par value for which the vesting condition is not satisfied. Activity of restricted Class A common stock are as follows (in thousands, except per share data):

	Number of shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2021	824	$23.46
Granted	1,319	171.85
Vested	—	—
Forfeited and cancelled	—	—
Balance at March 31, 2021	2,143	114.80
As of March 31, 2021, there was total unrecognized compensation cost of $229.9 million related to unvested restricted Class A common stock. These costs are expected to be recognized over a weighted-average period of approximately 2.81 years.
Stock-based compensation expense
Stock based compensation is included in the following components of expenses on the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Technology and development	$73,256	$4,882
Sales and marketing	3,531	176
General and administrative	27,841	4,122
Total	$104,628	$9,180
14.    INCOME TAXES
The Company’s effective tax rate (“ETR”) for the three months ended March 31, 2021 and March 31, 2020 was 22.6% and 8.4%, respectively. The ETR of 22.6% for the three months ended March 31, 2021 was higher than the U.S. statutory rate of 21% due to (i) accrual for U.S. state taxes, (ii) the tax effect of non-deductible stock-based compensation, (iii) non-deductible costs related to the Company’s direct listing of its Class A common stock on the Nasdaq Global Select Market (the “Direct Listing”) capitalized for tax, offset by rate benefits due to (i) U.S. federal benefits from foreign derived intangible income, (ii) U.S. federal and California state research and development credits, and (iii) the tax effect of compensation expense on deductible stock option exercises at a fair market in excess of their historic book amortization.
The ETR of 22.6% for the three months ended March 31, 2021 was higher than the ETR of 8.4% for the three months ended March 31, 2020 primarily due to a material increase in pre-tax book income in relation to recurring permanent items.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15.    NET INCOME PER SHARE
The computation of net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic net income per share:
Numerator
Net income	$771,463	$31,973
Less: Income allocated to participating securities	(469,567)	(31,973)
Net income attributable to common stockholders, basic	$301,896	$—
Denominator
Weighted-average shares of common stock used to compute net income per share attributable to common stockholders, basic	79,373	66,957
Net income per share attributable to common stockholders, basic	$3.80	$—
Diluted net income per share:
Numerator
Net income	$771,463	$31,973
Less: Income allocated to participating securities	(383,744)	(31,973)
Net income attributable to common stockholders - diluted	$387,719	$—
Denominator
Weighted-average shares of common stock used to compute net income per share attributable to common stockholders, basic	79,373	66,957
Weighted-average effect of potentially dilutive securities:
Stock options	44,492	—
RSUs	2,841	—
Warrants	290	—
Weighted-average shares of common stock used to compute net income per share attributable to common stockholders, diluted	126,996	66,957
Net income per share attributable to common stockholders, diluted	$3.05	$—
The Company’s convertible preferred stock and the restricted Class A common stock granted as consideration in the acquisitions of Tagomi and Bison Trails are participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.
The rights, including the liquidation and dividend rights, of the holders of Class A common stock and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical for Class A common stock and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting income (loss) per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Employee stock options	192	41,408
RSUs	2,331	—
Warrants	—	408
Contingent consideration recognized in asset acquisition	—	691
Total	2,523	42,507
16.    COMMITMENTS AND CONTINGENCIES
Crypto asset wallets
The Company has committed to securely store all crypto assets it holds on behalf of users. As such, the Company may be liable to its users for losses arising from theft or loss of user private keys. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial private keys to minimize the risk of theft or loss. Since the risk of loss is remote, the Company had not recorded a liability at March 31, 2021 or December 31, 2020.
Indemnifications
In the event any registrable securities are included in a registration statement, the Company’s Amended and Restated Investors’ Rights Agreement (the “IRA”) entered into with certain of the Company’s holders of convertible preferred stock provides indemnity to each stockholder, their partners, members, officers, directors, and stockholders, legal counsel, and accountants; each underwriter, if any; and each person who controls each stockholder or underwriter, against any damages incurred in connection with investigating or defending any claim or proceeding arising as a result of such registration from which damages may result. The Company will reimburse each such party for any legal and any other expenses reasonably incurred, provided that the Company will not be liable in any such case to the extent the damages arise out of or are based upon any actions or omissions made in reliance upon and in conformity with written information furnished by or on behalf of such stockholder or underwriter and stated to be specifically for use therein.
The Company also has indemnity agreements with certain officers and directors of the Company pursuant to which the Company must indemnify the officer or director against all expenses, judgments, fines, and amounts paid in settlement reasonably incurred in connection with a third party proceeding, if the indemnitee acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company, and in the case of a criminal proceeding, had no reasonable cause to believe the indemnitee’s conduct was unlawful.
It is not possible to determine the maximum potential exposure under these indemnification agreements: (i) because the Company has had no prior indemnification claims; (ii) due to the unique facts and circumstances involved in each particular agreement; and (iii) the requirement for a registration of the Company’s securities before any of the indemnification obligations contemplated in the IRA become effective.
The Company has also provided indemnities or similar commitments on standard commercial terms in the ordinary course of business.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Legal proceedings
The Company is subject to various litigations, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business. The Company is also subject to regulatory oversight by numerous regulatory and other governmental agencies. The Company reviews its lawsuits, regulatory investigations, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the consolidated financial statements.
In July 2017, the Enforcement Division of the Commodity Futures Trading Commission (“CFTC”) commenced an investigation that has covered topics including an 2017 Ethereum market event, trades made in 2017 by one of the Company’s then-current employees, the listing of Bitcoin Cash on the Company’s platform, and the design and operation of certain algorithmic functions related to liquidity management on the Company’s platform. In the first quarter of 2021, the parties negotiated a full and final settlement agreement, which did not have a material impact on the consolidated financial statements.
The Company believes the ultimate resolution of existing legal and regulatory investigation matters will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, in light of the uncertainties inherent in these matters, it is possible that the ultimate resolution of one or more of these matters may have a material adverse effect on the Company’s results of operations for a particular period, and future changes in circumstances or additional information could result in additional accruals or resolution in excess of established accruals, which could adversely affect the Company’s results of operations, potentially materially.
Tax regulation
Current promulgated tax rules related to crypto assets are unclear and require significant judgments to be made in interpretation of the law, including but not limited to the areas of income tax, information reporting and the withholding of tax at source. Additional guidance may be issued by U.S. and non-U.S. governing bodies that may significantly differ from the Company's interpretation of the law, which could have unforeseen effects on our financial condition and results of operations, and as a result, the related impact on our financial condition and results of operations is not estimable.
17.    SUBSEQUENT EVENTS
Employee Stock Purchase Plan
In February 2021, the Board approved and adopted the 2021 Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a fifteen percent discount, over a series of offering periods through accumulated payroll deductions over the period. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is lower than the stock price on the offering date. The Company recognizes stock-based compensation expenses related to shares issued pursuant to its ESPP on a straight-line basis over the offering period, which is twenty-four months. The ESPP went effective on the day the Company’s registration statement went effective, April 1, 2021.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Amended and restated certificate of incorporation
On April 1, 2021, the Company amended and restated its certificate of incorporation (the “restated certificate of incorporation”) to authorize 10,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, 500,000,000 shares of undesignated common stock, and 500,000,000 shares of undesignated preferred stock. Shares of Class A common stock and Class B common stock will be treated equally, identically and ratably, on a per share basis, with respect to dividends that may be declared by the Board. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to twenty votes per share. Upon a liquidation, dissolution or winding-up of the Company, the assets legally available for distribution to stockholders would be distributed ratably among the holders of Class A common stock and Class B common stock and any participating preferred stock or new series of common stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock or new series of common stock. Shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a one-to-one basis. In addition, each share of Class B common stock will automatically convert into a share of Class A common stock upon a sale or transfer (other than with respect to certain estate planning and other transfers). Further, upon certain events specified in the restated certificate of incorporation, all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock.
Skew LTD
On April 29, 2021, the Company entered into an agreement to acquire all outstanding shares of common stock of Skew LTD (“Skew”). Skew is a leading institutional data visualization and analytics platform for crypto assets. The acquisition is expected to be complete in the second quarter of 2021.
San Francisco office closure
In May 2021, the Company decided to vacate its San Francisco office space by January 1, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the accompanying notes thereto included in our final prospectus, or Prospectus, filed with the U.S. Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, on April 14, 2021. The following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Prospectus. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Quarterly Report on Form 10-Q.
Executive Overview
This executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.
Our strong Q1 2021 results reflect the strength of the crypto price cycle we entered in Q4 2020. We saw many crypto assets reach all time high prices, high levels of volatility, and increased interest across the entire cryptoeconomy. Crypto market capitalization reached nearly $2 trillion at the end of Q1 2021 compared to $782 billion at the end of Q4 2020. By the end of Q1, the price of Bitcoin had nearly doubled to approximately $59,000 compared to the end of 2020, and the price of Ethereum more than doubled during this same period to approximately $1,900. This market environment drove strong engagement with the Coinbase platform, reflected in retail, institutional and ecosystem partner growth across all key metrics including our Verified Users, retail Monthly Transacting Users (“MTUs”), Trading Volume, and Assets on Platform.
At the same time, we continued to see our growth flywheel in action. First, more participants than ever entered the cryptoeconomy in Q1. We now have over 56 million Verified Users, including more than 8,000 institutions, and over 134,000 ecosystem partners on our platform. Retail MTUs grew to 6.1 million in Q1 2021, more than double compared to Q4 2020. Second, we expanded the breadth and depth of the assets that we support. We added support for 7 new assets to trade and 13 new assets to custody. Adding support for new assets is an important driver of growth of Trading Volume and Assets on Platform. Lastly, we continued to launch innovative products that attracted new customers and deepened relationships with existing ones. For example, in Q1 we acquired Bison Trails--now part of our Coinbase Cloud offering--that will allow companies to send and store crypto, accept crypto payments, and build their businesses with crypto-native infrastructure.
Despite our strong Q1 results, the rapid expansion of the cryptoeconomy also creates challenges for Coinbase. Competition is increasing as new market entrants join the cryptoeconomy every month. Our competitors are supporting certain crypto assets that are experiencing large trading volume and growth in market capitalization that we do not currently support, as well as offering new products and services that we do not offer. We welcome these challenges as they indicate that the market we serve is growing rapidly, but we also have to continue to move quickly to address them, and that inspires us towards action and growth.

For the three months ended March 31, 2021 and March 31, 2020, we generated total revenue of $1.8 billion and $190.6 million, respectively, net income of $771.5 million and $32.0 million, respectively, and Adjusted EBITDA of $1.1 billion and $55.3 million, respectively. See the section titled “Non-GAAP Financial Measure” for information regarding our use of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.
Product Update
Our products are built to be safe, trusted, and easy to use for both retail and institutional users. For retail users, we aim to serve as their primary financial account in the cryptoeconomy to invest, store, spend, earn, and use crypto assets. For businesses, we offer a diverse and growing range of products, services, and APIs - whether they are institutions or ecosystem partners.
Infrastructure
In Q1 2021, we focused heavily on improving the reliability and scalability of our products and ensuring that we meet the growing volume on our platform and the needs of our customers:
•New Assets: We added 7 new assets to trade and 13 new assets available to custody on Coinbase in Q1 2021. In January, we launched Coinbase Asset Hub, a platform to help our ecosystem partners, specifically asset issuers, integrate their tokens with Coinbase to facilitate an expedited listing. To date, we have received several hundred applications. Adding breadth and depth of assets is an important part of our growth strategy to give users more opportunities to engage in the cryptoeconomy.
•Reliability & Scalability: In Q1, we more than tripled the capacity of our infrastructure and grew our customer support team by nearly 250% compared to Q4 2020. Continuing to improve the experience customers have with our products is a critical investment priority.
Retail
We made significant progress across a range of initiatives to better serve our retail users in Q1:
•Staking: We now have over one million customers earning yield by staking their assets with Coinbase across six different assets. In Q1, we announced our plan to offer 6% APR for staked ETH2, an upgraded version of Ethereum, the second highest market capitalization crypto asset.
•Portfolio-Backed Line of Credit: We expanded our Bitcoin-collateralized loan product with increased loan limits (up to $100,000) and additional geographies. We are seeing rapid growth in originations.
Institutional
•Institutional Momentum: We have continued to win mandates from a diverse group of institutional customers, ranging from hedge funds and corporate treasuries to pension funds and insurance companies, via our secure and trusted range of trading and storage solutions. In addition to owning crypto assets in their treasuries, both public and private corporations are coming to us and expressing interest in commerce, payroll, and custom white label solutions. In Q1, we saw $215 billion in Trading Volume and $122 billion in Assets on Platform from over 8,000 institutional customers. Institutions are beginning to make meaningful capital allocations into Ethereum and other crypto assets in addition to Bitcoin. We have grown our sales and trading teams and scaled our 24/7 client support to better meet the needs of our institutional customers.

Ecosystem
•Earn: In Q1, we launched 3 new Earn campaigns and had a total of 9 campaigns by the end of Q1 2021. Earn campaigns are part of our Distribute product that allows users to earn free crypto assets from asset issuers in return for learning more about the benefits of their tokens.
•Coinbase Cloud: In April, we launched our Coinbase Cloud offering, with Bison Trails serving as the foundation for this new suite of cloud-based crypto computing services. Coinbase Cloud is a new product line that allows companies to send and store crypto, accept crypto payments, and build their businesses with infrastructure for staking, delegating, and more. Learn more at https://www.coinbase.com/cloud.
Recent events
Our mission is to increase economic freedom in the world. That’s why we are building the cryptoeconomy -- a more fair, accessible, efficient, and financial system enabled by crypto. It is important to us to see the broader ecosystem develop, which in turn drives increasing use and trust in crypto.
There have been a number of developments in the early part of 2021 that signal broader adoption of the cryptoeconomy, and Coinbase is playing a formative role in several of these developments:
•Coinbase listed on Nasdaq: On April 14, 2021, Coinbase became the first significant crypto company to go public, listing its Class A common stock on the Nasdaq Global Select Market under the ticker symbol “COIN.”
•Continued momentum in crypto adoption: We are seeing unprecedented levels of interest in the cryptoeconomy. A May 2021 survey by Mastercard and The Harris Poll reveals 40% of people around the world plan to use crypto assets in the next year, with 67% of millennials reporting interest in the technology. We are encouraged by this appetite as we welcome more people into the cryptoeconomy and expand access to the financial system around the world.
•Coinbase acquires Bison Trails, now the foundation of Coinbase Cloud: On February 8, 2021, Coinbase completed the acquisition of Bison Trails. The acquisition will enable Bison Trails to accelerate its mission to provide easy-to-use blockchain infrastructure that strengthens the entire crypto ecosystem.
•Stablecoins: We have seen increased interest in stablecoins globally. USDC market capitalization grew from $693 million at the end of Q1 2020 to $10.8 billion at the end of Q1 2021, becoming one of the world’s most trusted stablecoins. Coinbase also recently expanded to support Tether for users. Beyond Coinbase, we have seen other leading financial companies, including Visa and others, take steps to drive stablecoin adoption in emerging markets.
•Crypto Council for Innovation (CCI) launch: In April 2021, Coinbase launched the CCI alongside Fidelity, Paradigm, and Square. CCI is a global alliance of crypto industry leaders with a mission to demonstrate the transformational promise of crypto and communicate its benefits to policymakers, regulators, and people around the world.
•NFTs: Over the last quarter non-fungible tokens (NFTs) have taken the world by storm. We believe NFTs represent a unique opportunity for crypto to transform the relationship between creators and consumers. Today, most crypto products live only in a digital format. But NFTs may begin to mark a transition where real-world assets can be mapped onto a blockchain in meaningful ways. This allows creators to take control of the economics based on their brand power. We are excited to see the cryptoeconomy continue to grow beyond the trading of crypto assets.

Direct Listing
On April 14, 2021, we completed a direct listing of our Class A common stock. Prior to the direct listing, or the Direct Listing, and the filing of our restated certificate of incorporation on April 1, 2021, all outstanding shares of convertible preferred stock were converted into 8,556,952 shares of our Class A common stock and 103,850,006 shares of our Class B common stock.
If the conversion of preferred stock had occurred on March 31, 2021, our basic earnings per share would be $4.02 and our diluted earnings per share would be $3.21 for the three months ended March 31, 2021.
Key Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	As of or for the Quarter Ended March 31,		% Change
	2021	2020
	(in millions, except percentages)
Verified Users	56	34	65%
MTUs	6.1	1.3	369%
Assets on Platform	$222,748	$16,896	1,218%
Trading Volume	$334,737	$29,827	1,022%
Net income	$771	$32	2,309%
Adjusted EBITDA(1)	$1,117	$55	1,931%
___________________
(1)Please see the section titled “Non-GAAP Financial Measure” for a reconciliation of net income to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Verified Users
We define Verified Users as all retail users, institutions, and ecosystem partners that have registered an account on our platform and confirmed either their email address or phone number, or that have established an account with a username on our non-custodial wallet application, as of the date of measurement. Verified Users are an indication of our scale and represent a potential revenue opportunity for us. These customers have demonstrated an interest in our platform or direct intent to transact with crypto assets. Verified Users represent the top level of our customer acquisition funnel. We believe we have an opportunity to engage Verified Users and convert them to MTUs by marketing our growing suite of products and services. Verified Users may overstate the number of unique customers who have registered an account on our platform as one customer may register for, and use, multiple accounts with different email addresses, phone numbers, or usernames.
Monthly Transacting Users
We define a MTU as a retail user who actively or passively transacts in one or more products on our platform at least once during the rolling 28-day period ending on the date of measurement. MTUs presented for the end of a quarter are the average of each month’s MTUs in each respective quarter. MTUs represent our transacting base of retail users who drive potential revenue generating transactions on our platform. Revenue generating transactions include active transactions, such as buying or selling crypto assets through our Invest product and spending on the Coinbase Card, or passive transactions such as earning a staking or savings reward. MTUs also engage in transactions that are non-revenue generating such as Send and Receive. MTUs engage in transactions that drive both transaction revenue and subscription and services revenue.

Assets on Platform
We define Assets on Platform as the total U.S. dollar equivalent value of both fiat currency and crypto assets held or managed in digital wallets on our platform, including our custody services, calculated based on the market price on the date of measurement. Assets on Platform demonstrates the scale of balances held across our suite of products and services, the trust customers place in us to securely store their assets, and the underlying growth of the cryptoeconomy. Assets on Platform also represent our monetization opportunity for subscription products and services, including current products such as Store, Stake, Save, Borrow, and Lend. Assets on Platform generate fees that are recorded as subscription and services revenue when customers engage with these products.
The value of Assets on Platform is driven by three factors – the price, quantity, and type of crypto assets held by customers on our platform and changes in the price and quantity, particularly for Bitcoin and Ethereum, or type of crypto asset held on our platform can result in the growth or decline in Assets on Platform in a particular period. For the three months ended March 31, 2021, Bitcoin, Ethereum, and other crypto assets represented 62%, 14%, and 21% of Assets on Platform, respectively, and for the three months ended March 31, 2020, Bitcoin, Ethereum, and other crypto assets represented 66%, 10%, and 15% of Assets on Platform, respectively. For each period, the remaining balance consisted of fiat currencies held on behalf of our customers.
Trading Volume
We define Trading Volume as the total U.S. dollar equivalent value of matched trades transacted between a buyer and seller through our platform during the period of measurement. Trading Volume represents the product of the quantity of asset transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity on our order books, trading health, and the underlying growth of the cryptoeconomy. Trading Volume on our platform is influenced by the price of Bitcoin and Crypto Asset Volatility1. In periods of high Bitcoin price and/or Crypto Asset Volatility, we have experienced correspondingly high levels of Trading Volume on our platform.
Our Trading Volume and transaction revenue continues to be concentrated primarily in Bitcoin and Ethereum. For the three months ended March 31, 2021, Bitcoin, Ethereum, and other assets represented 39%, 21%, and 40% of Trading Volume and 41%, 19%, and 40% of transaction revenue, respectively. For the three months ended March 31, 2020, Bitcoin, Ethereum, and other crypto assets represented 50%, 16%, and 34% of Trading Volume and 50%, 12%, and 38% of transaction revenue, respectively. During the three months ended March 31, 2021 and March 31, 2020, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Trading Volume or transaction revenue, respectively.
Concentration in Trading Volume can vary widely between periods. Other crypto assets continue to contribute a greater share of Trading Volume. During the three months ended March 31, 2021, we have added trading support for 7 crypto assets which we expect will diversify Trading Volume away from Bitcoin and Ethereum. We expect greater diversification of Trading Volume and transaction revenue by crypto asset in the future as we continue to expand the breadth of assets available through our platform and as other crypto assets gain broader adoption. However, should the availability of one or more crypto assets on our platform change, it may have an adverse effect on our operating performance.
1 Crypto Asset Volatility represents our internal measure of crypto volatility in the market relative to prior periods. The volatility of crypto assets is measured on an hourly basis (using 10 minute price intervals within each hour) for each crypto asset supported for trading on Coinbase, averaged over the applicable time period (quarterly), then weighted by each crypto asset’s share of total trading volume during the same time period across a select set of trading platforms, in addition to the Coinbase platform, that operate in similar markets including itBit, Bitfinex, Bitstamp, bitFlyer, Binance.US, Binance, Kraken, Gemini, Bittrex, and Poloniex.

Components of Results of Operations
Net revenue
Transaction revenue
We generate substantially all of our net revenue from transaction fees from trades that occur on our platform. The transaction fee earned is based on the price and quantity of the crypto asset that is bought, sold, or withdrawn. Transaction revenue is recognized at the time the transaction is processed and is directly correlated with Trading Volume on our platform.
Subscription and services revenue
Subscription and services revenue primarily consists of:
We also earn interest income on customer custodial fiat funds held at certain third-party banks, which is calculated using the interest method. Our interest income is dependent on the balance of custodial fiat funds and the prevailing interest rate environment.
Other revenue
Other revenue includes the sale of crypto assets when we are the principal in the transaction. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets. We fulfill customer accommodation transactions using our own assets for orders that do not meet the minimum trade size for execution on our platform or to maintain customers’ trade execution and processing times during unanticipated system disruptions. We have custody and control of these crypto assets prior to the sale to the customer and record revenue at the point in time when the sale is processed. Accordingly, we record the total value of the sale as revenue and the cost of the crypto asset in other operating expense. Transactions involving our sale of crypto assets represented less than 12% of our total revenue for the three months ended March 31, 2021.
Other revenue also includes interest income earned primarily on our cash and cash equivalents. Interest income is calculated using the interest method and depends on the balance of cash and cash equivalents as well as the prevailing interest rate environment.
Operating expenses
Operating expenses consist of transaction, technology and development, sales and marketing, general and administrative, restructuring expenses, and other operating expense.

Transaction expense
Transaction expense includes costs incurred to operate our platform, process crypto asset trades, and perform wallet services. These costs include account verification fees, miner fees to process transactions on blockchain networks, fees paid to payment processors and other financial institutions for customer transaction activity, and crypto asset losses due to transaction reversals. Fixed-fee costs are expensed over the term of the contract and transaction-level costs are expensed as incurred.
Technology and development
Technology and development expenses include costs incurred in operating, maintaining, and enhancing our platform, including network, website hosting, and infrastructure costs. Technology and development expenses also include costs incurred in developing new products and services, personnel-related expenses, and the amortization of acquired developed technology. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation.
Sales and marketing
Sales and marketing expenses primarily include costs related to customer acquisition, advertising and marketing programs, and personnel-related expenses. Sales and marketing costs are expensed as incurred.
General and administrative
General and administrative expenses include costs incurred to support our business, including legal, finance, compliance, human resources, customer support, executive, and other support operations. General and administrative expenses also include personnel related expenses, software subscriptions for support services, facilities and equipment costs, depreciation, amortization of acquired customer relationship intangible assets, sales and property taxes, gains and losses on disposal of fixed assets, legal reserves and settlements, and other general overhead. General and administrative costs are expensed as incurred.
Other operating expense
Other operating expense includes cost of our crypto assets used to fulfill customer accommodation transactions. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets. We have custody and control of the crypto assets prior to the sale to the customer. Accordingly, we record the total value of the sale in other revenue and the cost of the crypto asset in other operating expense.
Other operating expense also includes impairment and realized gains on the sale of crypto assets, realized gains and losses resulting from the settlement of derivative instruments, and fair value gains and losses related to derivatives and derivatives designated in qualifying fair value hedge accounting relationships.
Other (income) expense, net
Other (income) expense, net includes the following items:
•gain and losses on investments, net, which consists primarily of unrealized gains and losses from investment fair value adjustments; and
•realized impacts on foreign exchange resulting from the settlement of our foreign currency assets and liabilities as well unrealized impacts on foreign exchange resulting from remeasurement of transactions and monetary assets and liabilities denominated in non-functional currencies.

Provision for (benefit from) income taxes
Provision for (benefit from) income taxes includes income taxes related to foreign jurisdictions and U.S. federal and state income taxes.
Results of Operations
The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue:
Net revenue	$1,596,981	$179,082
Other revenue	204,131	11,548
Total revenue	1,801,112	190,630
Operating expenses:
Transaction expense	234,066	25,407
Technology and development	184,225	47,138
Sales and marketing	117,990	9,921
General and administrative	121,231	58,958
Other operating expense	155,887	10,431
Total operating expenses	813,399	151,855
Operating income	987,713	38,775
Other (income) expense, net	(8,953)	3,866
Income before provision for income taxes	996,666	34,909
Provision for income taxes	225,203	2,936
Net income	$771,463	$31,973
The following table presents the components of our consolidated statements of operations data as a percentage of total revenue:

	Three Months Ended March 31,
	2021	2020
	(as a percentage of total revenue)
Total revenue	100%	100%
Operating expenses:
Transaction expense	13	13
Technology and development	10	25
Sales and marketing	7	5
General and administrative	7	31
Other operating expense	9	6
Total operating expenses	46	80
Operating income	54	20
Other (income) expense, net	—	2
Income before provision for income taxes	54	18
Provision for income taxes	13	1
Net income	41%	17%

Comparison of the three months ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands)
Transaction revenue	$1,540,580	$171,991	796%
Subscription and services revenue	56,401	7,091	695
Other revenue	204,131	11,548	1,668
Total revenue	$1,801,112	$190,630	845
Transaction revenue increased $1.4 billion, or 796%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 predominantly due to a 1,022% increase in Trading Volume which was influenced by an 800% increase in the price of Bitcoin and a 33.9% increase in Crypto Asset Volatility. Trading Volume and transaction revenue continues to be highly concentrated, with 39% and 21% of Trading Volume and 41% and 19% of transaction revenue driven by Bitcoin and Ethereum, respectively, during the three months ended March 31, 2021. Historically, higher Bitcoin prices and high crypto asset price volatility have correlated with periods of higher Trading Volume on our platform. There are a number of factors that contribute to changes in Bitcoin price and Crypto Asset Volatility including but not limited to changes in the supply and demand for a particular crypto asset, crypto market sentiment, macroeconomic factors, utility of a particular crypto asset and idiosyncratic events. Crypto market sentiment has been on an upward trajectory through 2020 and continuing in 2021 driven by an increased number of institutions investing in Bitcoin as a hedge against inflation at an accelerated rate, growth of use cases in decentralized finance and growth of non-fungible tokens.
Subscription and services revenue increased $49.3 million, or 695%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, predominantly due to a $20.7 million increase in custodial fee revenue driven by assets under custody increasing to $112 billion at March 31, 2021 from $6 billion at March 31, 2020. The growth in assets under custody was driven by new and existing customers, as well as an increase in assets supported for custody from 46 to 108 over this same time period. Earn campaign revenue grew $11.1 million as we started to monetize our crypto asset earn campaigns through the launch of 9 different campaigns. Our first Earn campaign was launched in June 2020. Staking revenue increased by $8.8 million due to increased user participation and $3.7 million generated by Bison Trails, which was acquired in February 2021.
Other revenue increased $192.6 million, or 1,668%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to a $193.9 million increase in crypto asset sales where the transactions were fulfilled with our crypto assets to accommodate customers, largely as a result of unanticipated system disruptions where we continue to fill customer orders from corporate crypto assets held. The cost of crypto assets to fulfill customer accommodations are recorded in other operating expense in our consolidated statements of operations.
For the three months ended March 31, 2021, we experienced five unanticipated system disruptions which resulted in $105.5 million of other revenue, or 52% of revenue from crypto asset sales to customers, compared to six unanticipated system disruptions which resulted in less than $0.3 million of other revenue, or 3% of revenue from crypto asset sales to customers for the three months ended March 31, 2020. Unanticipated system disruptions typically last from minutes up to a few hours and are caused by periods of significant unexpected trading activity that cause delays in our trading service. Unanticipated system disruptions are different from system outages, which are a suspension of services where no crypto asset sales can be processed. We are making significant investments in database and network infrastructure to support heightened trading volumes and user activity on our platform in order to reduce unanticipated system disruptions.

The overall increase in other revenue was partially offset by a $1.4 million decrease in corporate interest income driven by lower interest rates.
Operating expenses

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands)
Transaction expense	$234,066	$25,407	821%
Technology and development	184,225	47,138	291
Sales and marketing	117,990	9,921	1,089
General and administrative	121,231	58,958	106
Other operating expense	155,887	10,431	1,394
Total operating expenses	$813,399	$151,855	436
Transaction expense increased $208.7 million, or 821%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 and was predominantly driven by a 1,022% increase Trading Volume. While our transaction expense grew over this period, it was closely correlated with our net revenues. Transaction expense as a percentage of net revenue remained relatively flat at 14.7% and 14.2% during the three months ended March 31, 2021 and March 31, 2020, respectively.
Transaction expense is comprised of miner fees, account verification fees, payment processing fees, and transaction reversal losses. Miner fees grew to $126.0 million from $1.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively. This increase was driven by an increase in the number of supported assets, an increase in crypto assets required to pay blockchain network fees, and an increase crypto asset prices. Account verification fees increased $28.8 million due to a significant increase in new user sign-ups, transaction reversal losses increased by $21.8 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, and payment processing fees increased by $21.6 million due to higher settled Trading Volume,
Technology and development expenses increased $137.1 million, or 291%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as we continue to scale our business and invest in database and network infrastructure as well as new product development. The increase was predominantly due to a a $69.1 million increase in stock-based compensation expense due to a significant increase in the fair value of recently issued restricted stock units, or RSUs, $36.9 million increase in personnel-related costs as a result of a 118% increase in headcount, an $11.8 million increase in website hosting costs due to an increase in MTUs, and a $9.5 million increase in software licenses due to increased volume-based usage to meet expanding user and platform activity.
Sales and marketing expenses increased $108.1 million, or 1,089%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as we invest in customer acquisition and engagement to augment our historically strong organic growth. The increase was driven by a $82.6 million increase in digital advertising spend, a $13.5 million increase in customer referral and promotion fees, which was largely due to the new user incentive bonus, and a $10.8 million increase in personnel-related costs.
General and administrative expense increased $62.3 million, or 106%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as we continue to scale to support our revenue growth and execute against our strategic objectives. The increase was predominantly driven by a $23.7 million increase in stock-based compensation expense due to a significant increase in the fair value of recently issued RSUs, a $17.6 million increase in the customer support costs related to our customer experience team in order to meet a surge in customer inquiries, and a $13.9 million increase in personnel-related costs due to a 71% increase in headcount.

Other operating expense increased $145.5 million, or 1,394%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was due to a $176.1 million increase in costs associated with crypto assets sold in order to fulfill customer accommodation transactions, which was partially offset by a $32.3 million increase in realized gains on crypto asset sales and a $2.8 million net gain on fair value adjustments.
Other income (expense), net

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Other (income) expense, net	$(8,953)	$3,866
In the three months ended March 31, 2021, we had other (income) expense, net of $(9.0) million compared to $3.9 million for the three months ended March 31, 2020. The change of $12.8 million in gain period-over-period was driven by a remeasurement gain of $8.8 million, related to our previously held investment in Bison Trails, as a result of the acquisition that occurred in February 2021. For more information, refer to note 3 in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Provision for income taxes

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Provision for income taxes	$225,203	$2,936
The provision for income tax increased by $222.3 million for the year ended March 31, 2021 compared to the three months March 31, 2020 due to an increase in our pre-tax net income. u
Non-GAAP Financial Measure
In addition to our results determined in accordance with GAAP, we believe Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA may be helpful to investors because it provides consistency and comparability with past financial performance. However, Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Among other non-cash and non-recurring items, Adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

We calculate Adjusted EBITDA as net income, adjusted to exclude interest expense, provision for (benefit from) income taxes, depreciation and amortization, stock-based compensation expense, impairment of goodwill, acquired intangibles and crypto assets, restructuring expenses, non-recurring acquisition-related compensation expenses, non-recurring direct listing expenses, unrealized gain or loss on foreign exchange, fair value adjustments on derivatives, and non-recurring legal reserves and related costs. For the three months ended March 31, 2021 and March 31, 2020, we did not have any restructuring expenses and non-recurring acquisition-related compensation expenses.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net Income	$771,463	$31,973
Adjusted to exclude the following:
Provision for income taxes	225,203	2,936
Depreciation and amortization	10,922	6,894
Interest expense	4,273	—
Stock-based compensation	104,628	8,772
Impairment	841	268
Non-recurring direct listing expenses	4,160	—
Unrealized (gain) loss on foreign exchange	(2,869)	4,409
Fair value (gain) loss on derivatives	(2,800)	—
Legal reserves and related costs	1,500	—
Adjusted EBITDA	$1,117,321	$55,252
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily with cash from operating activities and net proceeds from the sale of convertible preferred stock. As of March 31, 2021, we had cash and cash equivalents of $2.0 billion, exclusive of restricted cash and customer custodial funds. Cash equivalents consisted primarily of cash deposits and money market funds denominated in U.S. dollars. As of March 31, 2021, we had restricted cash and cash equivalents of $30.8 million which consisted primarily of amounts held in restricted bank accounts at certain third-party banks as security deposits or pledged as collateral to secure letters of credit. As of March 31, 2021, we had customer custodial funds of $6.3 billion which consisted of amounts held at certain third-party banks for the exclusive benefit of customers. Crypto asset trading on our platform occurs 24 hours a day. We restrict the use of the assets underlying the customer custodial funds to meet regulatory requirements based on their purpose and availability to fulfill our direct obligation under custodial funds due to customers.
Certain jurisdictions where we operate require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all custodial funds due to customers. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial funds, and in-transit funds receivable. As of March 31, 2021 and December 31, 2020, our eligible liquid assets were greater than the aggregate amount of custodial funds due to customers.
As of March 31, 2021, we had $102.1 million of USDC, a stablecoin which can be redeemed one USDC for one U.S. dollar on demand. While not accounted for as cash or cash equivalent, we believe our USDC holdings to be an important liquidity resource.

In addition to USDC, as of March 31, 2021, we held $133.1 million of crypto assets for investment and operational purposes at cost, excluding crypto assets borrowed. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets and the variability of our earnings will be dependent on the future fair value of such crypto assets. We have limited ability to predict whether the sale of crypto assets received from airdrops or forks will be material to our future earnings, which is dependent on the future market viability and fair value of such crypto assets. Our current policy is not to monetize unsupported forks or airdrops held on our platform. Crypto assets received through airdrops and forks, at the time of the airdrop or fork and at the end of the periods presented, are not material to our financial statements.
As of March 31, 2021 and December 31, 2020, the cost basis and fair value of our crypto assets held, excluding crypto asset borrowings, was as follows:

	March 31,		December 31,
	2021		2020
	Cost	Fair value	Cost	Fair value
	(in millions)
Bitcoin	$61.2	$254.7	$39.4	$130.1
Ethereum	6.5	58.3	5.1	23.8
Other	65.4	111.4	17.8	34.0
Total	$133.1	$424.4	$62.3	$187.9
The fair value is primarily based on the closing quoted market prices on our platform as of the end of the period.
We view our crypto asset investments as long term holdings and we do not plan to engage in regular trading of crypto assets. Therefore, we do not anticipate material variability to our earnings or cash flows from the monetization of these investments. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Realized gains and impairment losses related to crypto assets held for investment did not have a material impact on our consolidated statements of operations for the periods presented. Customer accommodations are fulfilled with crypto assets held for operational purposes and we do not expect material variability in our earnings from these crypto assets.
Our cash flow from operating activities may materially fluctuate from period-to-period based on movement within our custodial funds due to customer liability. Since our customer custodial funds are included in cash and cash equivalents, any large fluctuations in the related liability will directly impact our cash flow from operating activities. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Our future capital requirements will depend on many factors, including market acceptance of crypto assets and blockchain technology, our growth, our ability to attract and retain customers on our platform, the continuing market acceptance of products and services, the introduction of new subscription products and services on our platform, expansion of sales and marketing activities, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. In the event that additional financing is required from outside sources, there is a possibility we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Cash flows

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$3,411,765	$470,299
Net cash used in investing activities	(37,910)	(5,540)
Net cash provided by financing activities	59,820	432
Net increase in cash, cash equivalents, and restricted cash	$3,433,675	$465,191
Change in customer custodial funds	$2,528,384	$360,725
Operating activities
We assess our cash flow from operating activities by adjusting for the change in customer custodial funds. We use this as a more accurate indicator of our cash growth and our ability to invest in our infrastructure and people to achieve our strategic objectives.
Net cash provided by operating activities was $3.4 billion for the three months ended March 31, 2021, of which $2.4 billion related to cash from the change in custodial funds due to customers. Our net cash provided by operating activities reflected net income of $771.5 million, non-cash adjustments of $55.2 million, which was driven by $104.6 million in stock-based compensation, $10.9 million in depreciation and amortization, and $9.0 million in non-cash lease expense. This was partially offset by $32.8 million in realized gains on crypto assets which is excluded from operating activities and included in investing activities, $25.1 million of net crypto assets received from operating activities and $2.8 million in fair value derivative adjustments. In addition to these changes were changes in operating assets and liabilities, other than custodial funds due to customers, of $230.0 million.
Net cash provided by operating activities was $470.3 million for the three months ended March 31, 2020, of which $386.7 million related to cash from the change in custodial funds due to customers. Our net cash provided by operating activities reflected net income of $32.0 million, non-cash adjustments of 26.0 million, which was predominately due to $8.8 million in stock-based compensation, $7.6 million in deferred income taxes, and $6.9 million in depreciation and amortization, and changes in operating assets and liabilities, other than custodial funds due to customers, of $25.6 million.
Investing activities
Net cash used in investing activities of $37.9 million for the three months ended March 31, 2021 due to $16.5 million of net cash paid in the Bison Trails acquisition, $9.2 million in investments of companies and technologies, $7.8 million in net outflow from the purchase and sale of crypto assets, and $4.4 million in capitalized internal-use software development costs.
Net cash used in investing activities of $5.5 million for the three months ended March 31, 2020 was due to $2.4 million and $2.2 million in purchases of property and equipment and investments, respectively, and capitalized internal-use software development costs of $1.9 million, which were partially offset by net proceeds from the purchase and sale of crypto assets of $1.0 million.
Financing activities
Cash provided by financing activities of $59.8 million and $0.4 million for the three months ended March 31, 2021 and March 31, 2020, respectively, was due to proceeds from the issuance of common stock from stock option exercises.

Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments during the three months ended March 31, 2021 from the obligations and commitments disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in the Prospectus.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2 of the notes to our condensed consolidated financial statements in the section titled “—Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Prospectus.
Except as described in Note 2 of the notes to our condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the Prospectus.
Prior to our Direct Listing, our Class A common stock was not publicly traded. Therefore, we estimated the fair value of our common stock as discussed in the Prospectus. Following our Direct Listing, the closing sale price per share of our Class A common stock as reported on the Nasdaq Global Select Market on the date of grant is used to determine the fair value of our common stock. Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements — Note 2. Significant Accounting Policies” in the Prospectus.
Recent Accounting Pronouncements
See Note 2 of the notes to our condensed consolidated financial statements in the section titled “—Recently Issued Accounting Pronouncements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk associated with the effect of changes in market factors on the value of the assets and liabilities held on our balance sheet, including interest rates, foreign exchange rates, prices of crypto assets, or volatilities such as market volatility or product liquidity.
Interest rate risk
We had cash and cash equivalents, including restricted cash and customer custodial funds, of $8.3 billion and $4.9 billion as of March 31, 2021 and December 31, 2020, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash deposits and money market funds. We also earn interest based on the share of total USDC held on our platform. Changes in interest rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis points increase or decrease in interest rates would have resulted in a $17.0 million and a $21.3 million increase or decrease in total revenue for the three months ended March 31, 2021 and year ended December 31, 2020, respectively.
Foreign currency risk
We have exposure to foreign currency translation gains and losses arising from our net investment in international subsidiaries. The revenues, expenses, and financial results of these subsidiaries are recorded in the functional currency of the countries that these subsidiaries are located in, which is primarily Euros and Japanese Yen. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results in these international subsidiaries upon translation into U.S. dollars. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our operating results. A 10% increase or decrease in current exchange rates would not have a material impact on our financial results.
Market volatility and other risks associated with derivatives
We have exposure to derivatives and related hedges measured at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility.
As of March 31, 2021, we have entered into warrant agreements to purchase crypto assets (derivative asset of $18.8 million) and embedded derivatives as a result of entering into transactions to borrow crypto assets (derivative liabilities of $394.5 million), recorded on the condensed consolidated balance sheets. A 10% increase or decrease in the fair value of the derivative positions would not have a material impact on our financial results. For more information, see notes 2 and 12 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on the Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
CFTC matter
In July 2017, the Enforcement Division of the CFTC commenced an investigation that has covered topics including a 2017 Ethereum market event, trades made in 2017 by one of our then-current employees, the listing of Bitcoin Cash on our platform, and the design and operation of certain algorithmic functions related to liquidity management on our platform. On March 19, 2021, the CFTC simultaneously issued and settled an administrative order against us for violations of the Commodity Exchange Act. The CFTC found that between January 2015 and September 2018, we recklessly reported transaction information that included aggregated volume information from matched orders between two internal programs, which resulted in false, misleading or inaccurate information about volume and liquidity of trading. The CFTC separately found us vicariously liable for intentional trading resulting in no loss or gain by a former employee conducted between August and September 2016 from accounts the employee personally owned and controlled. In agreeing to the settlement, we neither admitted nor denied the CFTC’s findings nor conclusions. In April 2021, we paid a civil monetary penalty of $6.5 million. The settlement order does not include any findings of intentional misconduct by us.
Other
We are and, from time to time, we may become, subject to various legal proceedings and regulatory investigation matters that arise in the ordinary course of our business. We are also subject to regulatory oversight by numerous state, federal, and foreign regulators. For example, in December 2019, the Attorney General for the State of California issued an investigative subpoena for documents covering our business practices and policies, customer complaints, asset launches, and certain of our ongoing litigation. Similarly, in September 2020, the Attorney General for the State of Massachusetts issued an investigative subpoena for documents covering our business practices and policies, customer complaints, certain transfers of crypto assets, and certain of our ongoing litigation. In addition, in December 2020, the SEC issued an investigative subpoena for documents and information about certain of our customer programs and operations. And in January 2021, the California Department of Fair Employment and Housing issued an investigative subpoena for documents and information related to certain of our business practices and policies. We intend to cooperate fully with such investigations. We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risk Factors Summary
Consistent with the foregoing, our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following, which we consider our most material risks:
•our operating results have and will significantly fluctuate due to the highly volatile nature of crypto;
•our total revenue is substantially dependent on the prices of crypto assets and volume of transactions conducted on our platform. If such price or volume declines, our business, operating results, and financial condition would be adversely affected;
•a majority of our net revenue is from transactions in Bitcoin and Ethereum. If demand for these crypto assets declines and is not replaced by new demand for crypto assets, our business, operating results, and financial condition could be adversely affected;
•the future development and growth of crypto is subject to a variety of factors that are difficult to predict and evaluate. If crypto does not grow as we expect, our business, operating results, and financial condition could be adversely affected;
•cyberattacks and security breaches of our platform, or those impacting our customers or third parties, could adversely impact our brand and reputation and our business, operating results, and financial condition;
•we are subject to an extensive and highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition;
•we operate in a highly competitive industry and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively;
•we compete against a growing number of decentralized and noncustodial platforms and our business may be adversely affected if we fail to compete effectively against them;
•as we continue to expand and localize our international activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to investigations and enforcement actions by U.S. and non-U.S. regulators and governmental authorities;
•we are and may continue to be subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities;

•if we cannot keep pace with rapid industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely impact our business, operating results, and financial condition;
•a particular crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition;
•we currently rely on third-party service providers for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our customers;
•loss of a critical banking or insurance relationship could adversely impact our business, operating results, and financial condition;
•any significant disruption in our products and services, in our information technology systems, or in any of the blockchain networks we support, could result in a loss of customers or funds and adversely impact our brand and reputation and our business, operating results, and financial condition;
•our failure to safeguard and manage our customers’ fiat currencies and crypto assets could adversely impact our business, operating results, and financial condition; and
•the loss or destruction of private keys required to access any crypto assets held in custody for our own account or for our customers may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any crypto assets, it could cause regulatory scrutiny, reputational harm, and other losses.
Risk Factors
The Most Material Risks Related to Our Business and Financial Position
Our operating results have and will significantly fluctuate due to the highly volatile nature of crypto.
All of our sources of revenue are dependent on crypto assets and the broader cryptoeconomy. Due to the highly volatile nature of the cryptoeconomy and the prices of crypto assets, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptoeconomy. For example, the average three month Crypto Asset Volatility supported on our platform increased by 73% from the fourth quarter of 2019 to the first quarter of 2020, before decreasing by 36% from the first quarter of 2020 to the second quarter of 2020. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:
•our dependence on offerings that are dependent on crypto asset trading activity, including trading volume and the prevailing trading prices for crypto assets, whose trading prices and volume can be highly volatile;
•our ability to attract, maintain, and grow our customer base and engage our customers;
•changes in the legislative or regulatory environment, or actions by governments or regulators, including fines, orders, or consent decrees;
•regulatory changes that impact our ability to offer certain products or services;
•our ability to diversify and grow our subscription and services revenue;

•pricing for our products and services;
•investments we make in the development of products and services as well as technology offered to our ecosystem partners, international expansion, and sales and marketing;
•adding and removing of crypto assets on our platform;
•macroeconomic conditions;
•adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;
•the development and introduction of existing and new products and services by us or our competitors;
•increases in operating expenses that we expect to incur to grow and expand our operations and to remain competitive;
•system failure or outages, including with respect to our crypto platform and third-party crypto networks;
•breaches of security or privacy;
•inaccessibility of our platform due to our or third-party actions;
•our ability to attract and retain talent; and
•our ability to compete with our competitors.
As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. In view of the rapidly evolving nature of our business and the cryptoeconomy, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. As a result, the trading price of our Class A common stock may increase or decrease significantly.
Our total revenue is substantially dependent on the prices of crypto assets and volume of transactions conducted on our platform. If such price or volume declines, our business, operating results, and financial condition would be adversely affected.
We generate substantially all of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction. For our retail brokerage product, we also charge a spread to ensure that we are able to settle purchases and sales at the price we quote to customers. We also generate total revenue from our subscription products and services and, while revenue from these products and services have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. As such, any declines in the volume of crypto asset transactions, the price of crypto assets, or market liquidity for crypto assets generally may result in lower total revenue to us.
The price of crypto assets and associated demand for buying, selling, and trading crypto assets have historically been subject to significant volatility. For instance, in 2017, the value of certain crypto assets, including Bitcoin, experienced steep increases in value, and our customer base expanded worldwide. The increase in value of Bitcoin from 2016 to 2017 was followed by a steep decline in 2018, which adversely affected our net revenue and operating results. The price and trading volume of any crypto asset is subject to significant uncertainty and volatility, depending on a number of factors, including:
•market conditions across the cryptoeconomy;
•changes in liquidity, market-making volume, and trading activities;
•trading activities on other crypto platforms worldwide, many of which may be unregulated, and may include manipulative activities;
•investment and trading activities of highly active retail and institutional users, speculators, miners, and investors;
•the speed and rate at which crypto is able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial assets worldwide, if at all;
•decreased user and investor confidence in crypto assets and crypto platforms;
•negative publicity and events relating to the cryptoeconomy;
•unpredictable social media coverage or “trending” of crypto assets;
•the ability for crypto assets to meet user and investor demands;
•the functionality and utility of crypto assets and their associated ecosystems and networks, including crypto assets designed for use in various applications;
•consumer preferences and perceived value of crypto assets and crypto asset markets;
•increased competition from other payment services or other crypto assets that exhibit better speed, security, scalability, or other characteristics;
•regulatory or legislative changes and updates affecting the cryptoeconomy;
•the characterization of crypto assets under the laws of various jurisdictions around the world;
•the maintenance, troubleshooting, and development of the blockchain networks underlying crypto assets, including by miners, validators, and developers worldwide;
•the ability for crypto networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;
•ongoing technological viability and security of crypto assets and their associated smart contracts, applications and networks, including vulnerabilities against hacks and scalability;
•fees and speed associated with processing crypto asset transactions, including on the underlying blockchain networks and on crypto platforms;
•financial strength of market participants;
•the availability and cost of funding and capital;
•the liquidity of crypto platforms;
•interruptions in service from or failures of major crypto platforms;
•availability of an active derivatives market for various crypto assets;
•availability of banking and payment services to support crypto-related projects;

•level of interest rates and inflation;
•monetary policies of governments, trade restrictions, and fiat currency devaluations; and
•national and international economic and political conditions.
There is no assurance that any supported crypto asset will maintain its value or that there will be meaningful levels of trading activities. In the event that the price of crypto assets or the demand for trading crypto assets decline, our business, operating results, and financial condition would be adversely affected.
A majority of our net revenue is from transactions in Bitcoin and Ethereum. If demand for these crypto assets declines and is not replaced by new demand for crypto assets, our business, operating results, and financial condition could be adversely affected.
We support a diverse portfolio of crypto assets for trading and custody. However, for the quarter ended March 31, 2021 and the year ended December 31, 2020, we derived the majority of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove over 60% and 56% of total Trading Volume on our platform during these periods, respectively. As such, in addition to the factors impacting the broader cryptoeconomy described in this section, our business may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
•the reduction in mining rewards of Bitcoin, including block reward halving events, which are events that occur after a specific period of time which reduces the block reward earned by miners;
•the development and launch timeline of Ethereum 2.0, including the potential migration of Ethereum to a proof-of-stake model;
•disruptions, hacks, splits in the underlying network also known as “forks”, attacks by malicious actors who control a significant portion of the networks’ hash rate such as double spend or 51% attacks, or other similar incidents affecting the Bitcoin or Ethereum blockchain networks;
•hard “forks” resulting in the creation of and divergence into multiple separate networks, such as Bitcoin Cash and Ethereum Classic;
•informal governance led by Bitcoin and Ethereum’s core developers that lead to revisions to the underlying source code or inactions that prevent network scaling, and which evolve over time largely based on self-determined participation, which may result in new changes or updates that affect their speed, security, usability, or value;
•the ability for Bitcoin and Ethereum blockchain networks to resolve significant scaling challenges and increase the volume and speed of transactions;
•the ability to attract and retain developers and customers to use Bitcoin and Ethereum for payment, store of value, unit of accounting, and other intended uses;
•transaction congestion and fees associated with processing transactions on the Bitcoin and Ethereum networks;
•the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed Bitcoin, or the transfer of Satoshi’s Bitcoins;
•negative perception of Bitcoin or Ethereum;

•development in mathematics, technology, including in digital computing, algebraic geometry, and quantum computing that could result in the cryptography being used by Bitcoin and Ethereum becoming insecure or ineffective; and
•laws and regulations affecting the Bitcoin and Ethereum networks or access to these networks, including a determination that either Bitcoin or Ethereum constitutes a security or other regulated financial instrument under the laws of any jurisdiction.
The future development and growth of crypto is subject to a variety of factors that are difficult to predict and evaluate. If crypto does not grow as we expect, our business, operating results, and financial condition could be adversely affected.
Crypto assets built on blockchain technology were only introduced in 2008 and remain in the early stages of development. In addition, different crypto assets are designed for different purposes. Bitcoin, for instance, was designed to serve as a peer-to-peer electronic cash system, while Ethereum was designed to be a smart contract and decentralized application platform. Many other crypto networks—ranging from cloud computing to tokenized securities networks—have only recently been established. The further growth and development of any crypto assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer, and usage of crypto assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:
•Many crypto networks have limited operating histories, have not been validated in production, and are still in the process of developing and making significant decisions that will affect the design, supply, issuance, functionality, and governance of their respective crypto assets and underlying blockchain networks, any of which could adversely affect their respective crypto assets.
•Many crypto networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce bugs, security risks, or adversely affect the respective crypto networks.
•Several large networks, including Bitcoin and Ethereum, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed, or are unable to receive widespread adoption, it could adversely affect the underlying crypto assets.
•Security issues, bugs, and software errors have been identified with many crypto assets and their underlying blockchain networks, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some crypto assets, such as when creators of certain crypto networks use procedures that could allow hackers to counterfeit tokens. Any weaknesses identified with a crypto assets could adversely affect its price, security, liquidity, and adoption. If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the compute or staking power on a crypto network, as has happened in the past, it may be able to manipulate transactions, which could cause financial losses to holders, damage the network’s reputation and security, and adversely affect its value.
•The development of new technologies for mining, such as improved application-specific integrated circuits (commonly referred to as ASICs), or changes in industry patterns, such as the consolidation of mining power in a small number of large mining farms, could reduce the security of blockchain networks, lead to increased liquid supply of crypto assets, and reduce a crypto’s price and attractiveness.
•If rewards and transaction fees for miners or validators on any particular crypto network are not sufficiently high to attract and retain miners, a crypto network’s security and speed may be adversely affected, increasing the likelihood of a malicious attack.

•Many crypto assets have concentrated ownership or an “admin key”, allowing a small group of holders to have significant unilateral control and influence over key decisions relating to their crypto networks, such as governance decisions and protocol changes, as well as the market price of such crypto assets.
•The governance of many decentralized blockchain networks is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular crypto network, a lack of incentives for developers to maintain or develop the network, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network’s utility and ability to respond to challenges and grow.
•Many crypto networks are in the early stages of developing partnerships and collaborations, all of which may not succeed and adversely affect the usability and adoption of the respective crypto assets.
Various other technical issues have also been uncovered from time to time that resulted in disabled functionalities, exposure of certain users’ personal information, theft of users’ assets, and other negative consequences, and which required resolution with the attention and efforts of their global miner, user, and development communities. If any such risks or other risks materialize, and in particular if they are not resolved, the development and growth of crypto may be significantly affected and, as a result, our business, operating results, and financial condition could be adversely affected.
Cyberattacks and security breaches of our platform, or those impacting our customers or third parties, could adversely impact our brand and reputation and our business, operating results, and financial condition.
Our business involves the collection, storage, processing, and transmission of confidential information, customer, employee, service provider, and other personal data, as well as information required to access customer assets. We have built our reputation on the premise that our platform offers customers a secure way to purchase, store, and transact in crypto assets. As a result, any actual or perceived security breach of us or our third-party partners may:
•harm our reputation and brand;
•result in our systems or services being unavailable and interrupt our operations;
•result in improper disclosure of data and violations of applicable privacy and other laws;
•result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;
•cause us to incur significant remediation costs;
•lead to theft or irretrievable loss of our or our customers’ fiat currencies or crypto assets;
•reduce customer confidence in, or decreased use of, our products and services;
•divert the attention of management from the operation of our business;
•result in significant compensation or contractual penalties from us to our customers or third parties as a result of losses to them or claims by them; and
•adversely affect our business and operating results.
Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or crypto companies, whether or not we are directly impacted, could lead to a general loss of customer confidence in the cryptoeconomy or in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure.
An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure.
Attacks upon systems across a variety of industries, including the crypto industry, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data and crypto assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures.
Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems and customers’ crypto assets. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Further, there has been an increase in such activities as a result of the novel coronavirus, or COVID-19, pandemic. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.
Although we maintain insurance coverage that we believe is adequate for our business, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks, and other types of unlawful activity, or any resulting disruptions from such events. Outages and disruptions of our platform, including any caused by cyberattacks, may harm our reputation and our business, operating results, and financial condition.
We are subject to an extensive and highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.
Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, trust companies, securities, broker-dealers and alternative trading systems, or ATS, commodities, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, consumer and commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), consumer protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, and related technologies. As a result, they do not contemplate or address unique issues associated with the cryptoeconomy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy requires us to exercise our judgement as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.
In addition to existing laws and regulations, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, or new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the cryptoeconomy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. For example, under recommendations from the Financial Crimes Enforcement Network, or FinCEN, and the Financial Action Task Force, or FATF, the United States and several foreign jurisdictions are likely to impose the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may face substantial compliance costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. More recently, in December 2020, FinCEN released a proposed rule that would require us to collect personal information from the owners of self-custodied wallets that transfer cryptocurrencies to or receive cryptocurrencies from us, and report certain transactions to the federal government. There are substantial uncertainties on how these requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules. We may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. As another example, the recent extension of anti-money laundering requirements to certain crypto-related activities by the E.U. Fifth Money Laundering Directive has increased the regulatory compliance burden for our business in Europe and, as a result of the fragmented approach to the implementation of its provisions, resulted in distinct and divergent national licensing and registration regimes for us in different E.U. member states. Further E.U.-level legislation imposing additional regulatory requirements in relation to crypto-related activities is also expected in the intermediate term which, among other things, may impose new or additional regulatory requirements on both crypto service providers and issuers of certain crypto assets, which may impact the our operations in the E.U.
Because we have offered and will continue to offer a variety of innovative products and services to our customers, many of our offerings are subject to significant regulatory uncertainty. For instance, we are a founding member of the Centre Consortium and the principal reseller of the USD Coin, a stablecoin issued by Circle that is backed one-to-one by U.S. dollar denominated reserves. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, anti-money laundering, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. Certain products and services offered by us that we believe are not subject to regulatory oversight, or are only subject to certain regulatory regimes, such as Coinbase Wallet, a standalone mobile application that allows customers to manage their own private keys and store their crypto assets directly on their mobile devices, may cause us to be deemed to be engaged in a form of regulated activity for which licensure is required or cause us to become subject to new and additional forms of regulatory oversight. We also offer various staking, rewards, and lending products, all of which are subject to significant regulatory uncertainty, and could implicate a variety of laws and regulations worldwide. For example, there is regulatory uncertainty regarding the status of our staking activities under the U.S. federal securities laws. While we have implemented policies and procedures designed to help monitor for and ensure compliance with existing and new laws and regulations, there can be no assurance that we and our employees, contractors, and agents will not violate or otherwise fail to comply with such laws and regulations. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations, including related interpretations, orders, determinations, directives, or guidance, we or they could be subject to a litany of civil, criminal, and administrative fines, penalties, orders and actions, including being required to suspend or terminate the offering of certain products and services.
Due to our business activities, we are subject to ongoing examinations, oversight, and reviews by U.S. federal and state regulators, including the New York State Department of Financial Services, or NYDFS, and foreign financial service regulators, including the U.K. Financial Conduct Authority and the Central Bank of Ireland, which each have broad discretion to audit and examine our business. We are periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have, are, and may in the future require us to take certain actions, including amending, updating, or revising our compliance measures from time to time, limiting the kinds of customers which we provide services to, changing, terminating, or delaying the introduction of our existing or new product and services, and undertaking further external audit or being subject to further regulatory scrutiny. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business, as well as increased costs, and supervision and examination for both ourselves and our agents and service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.

We operate in a highly competitive industry and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.
The cryptoeconomy is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. We expect competition to further intensify in the future as existing and new competitors introduce new products or enhance existing products. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on crypto-based services. Our main competitors fall into the following categories:
•Traditional financial technology and brokerage firms that have entered the crypto asset market in recent years and offer overlapping features targeted at our customers.
•Companies focused on the crypto asset market, some of whom adhere to local regulations and directly compete with our platform, and many who choose to operate outside of local rules and regulations or in jurisdictions with less stringent local rules and regulations and are potentially able to more quickly adapt to trends, support a greater number of crypto assets, and develop new crypto-based products and services due to a different standard of regulatory scrutiny.
•Crypto-focused companies and traditional financial incumbents that offer point or siloed solutions specifically targeted at institutional customers.
Our primary source of competition to date has been from companies, in particular those located outside the United States, who are subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, whilst also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions.
To date, due to limited enforcement by U.S. and foreign regulators, many of these competitors have been able to operate from offshore while offering large numbers of products and services to consumers, including in the United States, Europe, and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions, and seemingly without penalty. Due to our regulated status in several jurisdictions and our commitment to legal and regulatory compliance, we have not been able to offer many popular products and services, including products and services that our unregulated or less regulated competitors are able to offer to a group that includes many of our customers, which may adversely impact our business, financial condition, and results of operations.
In recent years, our commitment to compliance and the attendant customer-facing requirements, including customer due diligence requirements, have resulted in our customers transferring significant funds and crypto assets to these unregulated or less regulated competitors. We also have expended significant managerial, operational, and compliance costs to meet the legal and regulatory requirements applicable to us in the United States and other jurisdictions in which we operate, and expect to continue to incur significant costs to comply with these requirements, which these unregulated or less regulated competitors have not had to incur.
Additionally, due to the broad nature of our products and services, we also compete with, and expect additional competition from, digital and mobile payment companies and other traditional financial services companies.
Many innovative start-up companies and larger companies have made, and continue to make, significant investments in research and development, and we expect these companies to continue to develop similar or superior products and technologies that compete with our products. Further, more traditional financial and non-financial services businesses may choose to offer crypto-based services in the future as the industry gains adoption. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources.
Our existing competitors have, and our potential competitors are expected to have, various competitive advantages over us, such as:
•the ability to trade crypto assets and offer products and services that we do not support or offer on our platform (due to constraints from regulatory authorities, our banking partners, and other factors) such as tokens that constitute securities or derivative instruments under U.S. or foreign laws;
•greater name recognition, longer operating histories, larger customer bases, and larger market shares;
•larger sales and marketing budgets and organizations;
•more established marketing, banking, and compliance relationships;
•greater customer support resources;
•greater resources to make acquisitions;
•lower labor, compliance, risk mitigation, and research and development costs;
•larger and more mature intellectual property portfolios;
•greater number of applicable licenses or similar authorizations;
•established core business models outside of the trading of crypto assets, allowing them to operate on lesser margins or at a loss;
•operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings; and
•substantially greater financial, technical, and other resources.
If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results, and financial condition could be adversely affected.
We compete against a growing number of decentralized and noncustodial platforms and our business may be adversely affected if we fail to compete effectively against them.
We also compete against an increasing number of decentralized and noncustodial platforms. On these platforms, users can interact directly with a market-making smart contract or on-chain trading mechanism to exchange one type of crypto asset for another without any centralized intermediary. These platforms are typically not as easy to use as our platform, and generally lack the speed and liquidity of centralized platforms, but various innovative models and incentives have been designed to bridge the gap. In addition, such platforms have low startup and entry costs as market entrants often remain unregulated and have minimal operating and regulatory costs. A significant number of decentralized platforms have recently been developed and released, including on Ethereum, Tron, Polkadot, and Solana, and many such platforms have experienced significant growth and adoption. For instance, we have seen increased interest in certain decentralized platforms with transaction volumes rivaling our own platform on multiple occasions, and expect interest in decentralized and noncustodial platforms to grow further as the industry develops. If the demand for decentralized platforms grows and we are unable to compete with these decentralized and noncustodial platforms, our business may be adversely affected.

As we continue to expand and localize our international activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to investigations and enforcement actions by U.S. and non-U.S. regulators and governmental authorities.
As we expand and localize our international activities, we have become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations both of the jurisdictions in which we operate and those into which we offer services on a cross-border basis. Laws regulating financial services, the internet, mobile technologies, crypto, and related technologies outside of the United States often impose different, more specific, or even conflicting obligations on us, as well as broader liability. For example, we are required to comply with laws and regulations related to sanctions and export controls enforced by U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain governments, countries, or territories that are the target of comprehensive sanctions, currently the Crimea Region of Ukraine, Cuba, Iran, North Korea, Syria, and Venezuela as well as with persons identified on certain prohibited lists. We have shared key particulars of our compliance program with OFAC and we believe we have a reasonable risk-based program in place. That program includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that these measures will be viewed as compliant. In particular, the nature of the blockchain and of our services makes it technically infeasible in all circumstances to prevent transactions with particular persons or addresses. From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC that have identified such transactions. Certain of these voluntary self-disclosures are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or other adverse action. However, if we were to be found to have violated sanctions, or become involved in government investigations, that could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to these matters could be substantial. Although we have implemented controls, and are working to implement additional controls and screening tools designed to prevent similar activity from occurring in the future, there is no guarantee that we will not inadvertently provide our products and services to additional individuals, entities, or governments prohibited by U.S. sanctions in the future.
Regulators worldwide frequently study each other’s approaches to the regulation of the cryptoeconomy. Consequently, developments in any jurisdiction may influence other jurisdictions. New developments in one jurisdiction may be extended to additional services and other jurisdictions. As a result, the risks created by any new law or regulation in one jurisdiction are magnified by the potential that they may be replicated, affecting our business in another place or involving another service. Conversely, if regulations diverge worldwide, we may face difficulty adjusting our products, services, and other aspects of our business with the same effect. These risks are heightened as we face increased competitive pressure from other similarly situated businesses that engage in regulatory arbitrage to avoid the compliance costs associated with regulatory changes.
The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our operating results and financial condition. Due to the uncertain application of existing laws and regulations, it may be that, despite our regulatory and legal analysis concluding that certain products and services are currently unregulated, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, regulatory, and legal scrutiny which could lead to sanctions, cease, and desist orders, or other penalties and censures which could significantly and adversely affect our continued operations and financial condition.
We are and may continue to be subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities.
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits, government and regulatory investigations, inquiries, actions or requests, including with respect to both consumer and employment matters, and other proceedings alleging violations of laws, rules, and regulations, both foreign and domestic. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
•substantial payments to satisfy judgments, fines, or penalties;
•substantial outside counsel legal fees and costs;
•additional compliance and licensure requirements;
•loss or non-renewal of existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;
•loss of productivity and high demands on employee time;
•criminal sanctions or consent decrees;
•termination of certain employees, including members of our executive team;
•barring of certain employees from participating in our business in whole or in part;
•orders that restrict our business or prevent us from offering certain products or services;
•changes to our business model and practices;
•delays to planned transactions, product launches or improvements; and
•damage to our brand and reputation.
Because of our large customer base, actions against us may claim large monetary damages, even if the alleged per-customer harm is small or non-existent. Regardless of the outcome, any such matters can have an adverse impact, which may be material, on our business, operating results, or financial condition because of legal costs, diversion of management resources, reputational damage, and other factors.
If we cannot keep pace with rapid industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely impact our business, operating results, and financial condition.
Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include decentralized applications, DeFi, yield farming, staking, token wrapping, governance tokens, innovative programs to attract customers such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, and novel cryptocurrency fundraising and distribution schemes, such as “initial exchange offerings.” We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our customer base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract customers, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain customers, including large, institutional, high-frequency and high-volume traders. As a result, we expect to expend significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our business and our ability to successfully compete, to retain existing customers, and to attract new customers may be adversely affected.
A particular crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
The SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). Bitcoin and Ethereum are the only crypto assets as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. With respect to all other crypto assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.
Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain crypto assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets as “securities,”
The classification of a crypto asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets. For example, a crypto asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in crypto assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade crypto assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an ATS in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.
We have policies and procedures to analyze whether each crypto asset that we seek to facilitate trading on our platform could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard, but rather represent our company-developed scoring model, which permits us to make a risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a “security” under applicable laws. Because our platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of crypto assets on our platform, we only permit trading on our core platform of those crypto assets for which we determine there are reasonably strong arguments to conclude that the crypto asset is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to crypto assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of crypto assets may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. For example, in December 2020, we announced that we had made a decision to suspend all XRP trading pairs on our platform in light of the SEC’s lawsuit filed against Ripple Labs, Inc. and two of its executives, alleging that they have engaged in an unregistered, ongoing securities offering through the sale of XRP. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, facts, and developments in technology.
Although we have applied to operate an ATS in the United States that would allow us to trade crypto assets that are deemed “securities” under U.S. federal securities laws, we have not yet received regulatory approval to, and do not currently, operate an ATS for trading of crypto assets deemed to be securities. Even though we have incurred substantial expenses and compliance costs, we may never receive regulatory approval to operate an ATS for the trading of crypto assets that constitute securities and, even if we were to receive such regulatory approval, the markets for trading crypto assets that constitute securities may lack the depth and liquidity of our platform. There can be no assurances that we will properly characterize any given crypto asset as a security or non-security for purposes of determining which of our platforms that crypto asset is allowed to trade on, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, foreign regulatory authority, or a court were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a security, we would not be able to offer such crypto asset for trading until we are able to do so in a compliant manner, such as through an ATS approved to trade crypto asset that constitute securities. A determination by the SEC, a foreign regulatory authority, or a court that an asset that we currently support for trading on our platform constitutes a security may also result in us determining that it is advisable to remove assets from our platform that have similar characteristics to the asset that was determined to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the crypto asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported crypto asset on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated as the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported crypto asset other than via our licensed subsidiaries, which could negatively impact our business, operating results, and financial condition. Furthermore, if we remove any assets from trading on our platform, our decision may be unpopular with users and may reduce our ability to attract and retain customers, especially if such assets remain traded on unregulated exchanges, which includes many of our competitors.

Further, if Bitcoin, Ethereum, or any other supported crypto asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported crypto asset. For instance, all transactions in such supported crypto asset would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the networks on which such supported crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the crypto asset. Also, it may make it difficult for such supported crypto asset to be traded, cleared, and custodied as compared to other crypto asset that are not considered to be securities.
We currently rely on third-party service providers for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our customers.
We rely on third parties in connection with many aspects of our business, including payment processors, banks, and payment gateways to process transactions; cloud computing services and data centers that provide facilities, infrastructure, website functionality and access, components, and services, including databases and data center facilities and cloud computing; as well as third parties that provide outsourced customer service, compliance support and product development functions, which are critical to our operations. Because we rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. We do not control the operation of any of these third parties, including the data center facilities we use. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics (including the COVID-19 pandemic) and similar events. For example, on February 24, 2021, the U.S. Federal Reserve’s payments network experienced an outage, which had the potential to result in reduced functionality for certain of our products. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our customers, or give preferential treatment to competitors. There can be no assurance that third parties that provide services to us or to our customers on our behalf will continue to do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our customers on our behalf, such as if third-party service providers to close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.
Loss of a critical banking or insurance relationship could adversely impact our business, operating results, and financial condition.
We rely on bank accounts to provide our platform and custodial services. In particular, customer cash holdings on our platform are held with one or more of our banking partners. As a registered money services business with FinCEN under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations enforced by FinCEN, or collectively, the BSA, a licensed money transmitter in a number of U.S. states and territories, a licensee under NYDFS’s Virtual Currency Business Activity regime, commonly referred to as a BitLicense, a licensed electronic money institution under both the U.K. Financial Conduct Authority and the Central Bank of Ireland, and a limited purpose trust company chartered by the NYDFS, our banking partners view us as a higher risk customer for purposes of their anti-money laundering programs. We may face difficulty establishing or maintaining banking relationships due to our banking partners’ policies and some prior bank partners have terminated their relationship with us or have limited access to bank services. The loss of these banking partners or the imposition of operational restrictions by these banking partners and the inability for us to utilize other redundant financial institutions may result in a disruption of business activity as well as regulatory risks. In addition, financial institutions in the United States and globally may, as a result of the myriad of regulations or the risks of crypto assets generally, decide to not provide account, custody, or other financial services to us or the cryptoeconomy generally. We also rely on insurance carriers to insure customer losses resulting from a breach of our physical security, cyber security, or by employee or service provider theft. Our ability to maintain crime and specie insurance is subject to the insurance carriers’ ongoing underwriting criteria and our inability to obtain and maintain appropriate insurance coverage could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory scrutiny.
Any significant disruption in our products and services, in our information technology systems, or in any of the blockchain networks we support, could result in a loss of customers or funds and adversely impact our brand and reputation and our business, operating results, and financial condition.
Our reputation and ability to attract and retain customers and grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, a large number of transactions that occur at high volume and frequencies across multiple systems. Our platform, the ability of our customers to trade, and our ability to operate at a high level, are dependent on our ability to access the blockchain networks underlying the supported crypto assets, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.
Our systems, the systems of our third-party service providers and partners, and certain crypto asset and blockchain networks have experienced from time to time, and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In addition, extraordinary Trading Volumes or site usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Some of our systems, including systems of companies we have acquired, or the systems of our third-party service providers and partners are not fully redundant, and our or their disaster recovery planning may not be sufficient for all possible outcomes or events.
If any of our systems, or those of our third-party service providers, are disrupted for any reason, our products and services may fail, resulting in unanticipated disruptions, slower response times and delays in our customers’ trade execution and processing, failed settlement of trades, incomplete or inaccurate accounting, recording or processing of trades, unauthorized trades, loss of customer information, increased demand on limited customer support resources, customer claims, complaints with regulatory organizations, lawsuits, or enforcement actions. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Frequent or persistent interruptions in our services could cause current or potential customers or partners to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation, and damage to our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.
Because we are a regulated financial institution in certain jurisdictions, frequent or persistent interruptions could also lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses or banking relationships that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.
In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, it could have an adverse impact on our business, internal controls (including internal controls over financial reporting), operating results, and financial condition.
Our failure to safeguard and manage our customers’ fiat currencies and crypto assets could adversely impact our business, operating results, and financial condition.
As of March 31, 2021, we held $223 billion in custodial fiat currencies and cryptocurrencies on behalf of customers. Supported crypto assets are not insured or guaranteed by any government or government agency. We have also entered into partnerships with third parties, such as with the Centre Consortium, as the chief reseller of USD Coin, where we or our partners receive and hold funds for the benefit of our customers. Our and our partners’ abilities to manage and accurately safeguard these customer assets requires a high level of internal controls. As our business continues to grow and we expand our product and service offerings, we must continue to strengthen our associated internal controls and ensure that our partners do the same. Our success and the success of our offerings requires significant public confidence in our and our partners’ ability to properly manage customers’ balances and handle large and growing transaction volumes and amounts of customer funds. In addition, we are dependent on our partners’ operations, liquidity, and financial condition for the proper maintenance, use, and safekeeping of these customer assets. Any failure by us or our partners to maintain the necessary controls or to manage customer crypto assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, significant financial losses, lead customers to discontinue or reduce their use of our and our partners’ products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition.
We deposit, transfer, and custody customer cash and crypto assets in multiple jurisdictions. In each instance, we are required to safeguard customers’ assets using bank-level security standards applicable to our hot and cold wallet and storage systems, as well as our financial management systems related to such custodial functions. Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems, by internal or external threats. We believe we have developed and maintained administrative, technical, and physical safeguards designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees or service providers acting contrary to our policies, or others could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, misuse customer crypto assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Certain of our customer contracts do not limit our liability with respect to security breaches and other security-related matters and our fidelity insurance coverage for such impropriety is limited and may not cover the extent of loss nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our assets. Our ability to maintain fidelity insurance is also subject to the insurance carriers’ ongoing underwriting criteria. Any loss of customer cash or crypto assets could result in a subsequent lapse in insurance coverage, which could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory investigations, inquiries, or actions. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of customer assets could result in substantial costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, significant financial losses, damage our reputation, and adversely affect our business, operating results, financial condition, and cash flows.
The loss or destruction of private keys required to access any crypto assets held in custody for our own account or for our customers may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any crypto assets, it could cause regulatory scrutiny, reputational harm, and other losses.
Crypto assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the crypto assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the crypto assets held in such a wallet. To the extent that any of the private keys relating to our hot or cold wallets containing crypto assets held for our own account or for our customers is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the crypto assets held in the related wallet. Further, we cannot provide assurance that our wallet will not be hacked or compromised. Crypto assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ crypto assets could adversely affect our customers’ ability to access or sell their crypto assets, require us to reimburse our customers for their losses, and subject us to significant financial losses in addition to losing customer trust in us and our products. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. The total value of crypto assets in our possession and control is significantly greater than the total value of insurance coverage that would compensate us in the event of theft or other loss of funds, which could cause our business, operating results, and financial condition to be adversely impacted in the event of such uninsured loss.
Other Risks Related to Our Business and Financial Position
If we fail to retain existing customers or add new customers, or if our customers decrease their level of engagement with our products, services and platform, our business, operating results, and financial condition may be significantly harmed.
Our success depends on our ability to retain existing customers and attract new customers, including ecosystem partners, to increase engagement with our products, services, and platform. To do so, we must continue to offer leading technologies and ensure that our products and services are secure, reliable, and engaging. We must also expand our products and services, and offer competitive prices in an increasingly crowded and price-sensitive market. There is no assurance that we will be able to continue to do so, that we will be able to retain our current customers or attract new customers, or keep our customers engaged. Any number of factors can negatively affect customer retention, growth, and engagement, including if:
•customers increasingly engage with competing products and services, including products and services that we are unable to offer due to regulatory reasons;
•we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received;

•we fail to support new and in-demand crypto assets or if we elect to support crypto assets with negative reputations;
•there are changes in sentiment about the quality or usefulness of our products and services or concerns related to privacy, security, or other factors;
•there are adverse changes in our products and services that are mandated by legislation, regulatory authorities, or litigation;
•customers perceiving the crypto assets on our platform to be bad investments, or experiencing significant losses in investments made on our platform;
•technical or other problems prevent us from delivering our products and services with the speed, functionality, security, and reliability that our customers expect;
•cybersecurity incidents, employee or service provider misconduct, or other unforeseen activities that causes losses to us or our customers, including losses to assets held by us on behalf of our customers;
•modifications to our pricing model or modifications by competitors to their pricing;
•we fail to provide adequate customer service to customers; or
•we or other companies in our industry are the subject of adverse media reports or other negative publicity.
From time to time, certain of these factors have negatively affected customer retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our customer base and customer engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products and services less attractive to customers, which may have an adverse impact on our revenue, business, operating results, and financial condition. If our customer growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive growth of revenue.
We expect our operating expenses to increase significantly in the foreseeable future and may not be able to achieve profitability or achieve positive cash flow from operations on a consistent basis, which may cause our business, operating results, and financial condition to be adversely impacted.
We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to hire additional employees, expand our sales and marketing efforts, develop additional products and services, and expand our international business. Moreover, we expect to incur significant legal, accounting, and other expenses, including substantially higher costs to obtain and maintain director and officer liability insurance, as a result of being a public company. This may prove more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these higher expenses. Our revenue growth may slow, or our net revenue may decline for a number of other reasons, including reduced demand for our offerings, increased competition, a decrease in the growth or size of the cryptoeconomy, or any failure to capitalize on growth opportunities. Any failure to increase our revenue could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow on any quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results, and financial condition may suffer.

Our business and operations have experienced significant growth, and if we do not effectively manage our growth, or are unable to improve our systems and processes, our operating results will be negatively affected.
We have significantly expanded our operations in recent years, both in terms of employee headcount as well as the number of customers. For example, we have grown from 199 employees as of December 31, 2017 to 1,717 employees as of March 31, 2021. We expect such growth to continue for the foreseeable future. As we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our information technology and financial, operating, and administrative systems and controls, and continue to manage headcount, capital, and processes efficiently. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.
Successful implementation of our growth strategy will also require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the crypto asset market in which we operate, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively could have an adverse effect on our business, operating results, and financial condition.
Our strategy and focus on delivering high-quality, compliant, easy-to-use, and secure crypto-related financial services may not maximize short-term or medium-term financial results.
We have taken, and expect to continue to take, actions that we believe are in the best interests of our customers and the long-term interests of our business, even if those actions do not necessarily maximize short-term or medium-term results. These include expending significant managerial, technical, and legal efforts on complying with laws and regulations that are applicable to our products and services and ensuring that our products are secure. We also focus on driving long-term engagement with our customers through innovation and developing new industry-leading products and technologies. These decisions may not be consistent with the short-term and medium-term expectations of our stockholders and may not produce the long-term benefits that we expect, which could have an adverse effect on our business, operating results, and financial condition.
A significant amount of the Trading Volume on our platform is derived from a relatively small number of customers, and the loss of these customers, or a reduction in their Trading Volume, could have an adverse effect on our business, operating results, and financial condition.
A relatively small number of institutional market makers and high-transaction volume retail customers account for a significant amount of the Trading Volume on our platform and our net revenue. We expect significant Trading Volume and net revenue attributable to these customers for the foreseeable future. As a result, a loss of these customers, or a reduction in their Trading Volume, and our inability to replace these customers with other customers, could have an adverse effect on our business, operating results, and financial condition.
Due to our limited operating history, it may be difficult to evaluate our business and future prospects, and we may not be able to achieve or maintain profitability in any given period.
We began our operations in 2012 and since then our business model has continued to evolve. Our net revenue has significantly grown since our formation, but there is no assurance that this growth rate will continue in future periods and you should not rely on the revenue growth of any given prior quarterly or annual period as an indication of our future performance. We may not always generate sufficient total revenue to achieve positive cash flow from operations or profitability in any given period, and our limited operating history and the volatile nature of our business make it difficult to evaluate our current business and our future prospects. For instance, although we generated net income of $322.3 million in 2020, we incurred a net loss of $30.4 million in 2019. We have encountered and will continue to encounter risks and difficulties as described in this section. If we do not manage these risks successfully, our business may be adversely impacted. If our growth rate were to decline significantly or become negative, it could adversely affect our operating results and financial condition. If we are not able to achieve or maintain positive cash flow from operations, our business may be adversely impacted and we may require additional financing, which may not be available on favorable terms or at all, or which would be dilutive to our stockholders.
Because our long-term success depends, in part, on our ability to expand our sales to customers outside the United States, our business is susceptible to risks associated with international operations.
We currently have subsidiaries in the United Kingdom, Japan, Singapore, Brazil, Canada, Germany, the Cayman Islands, the Philippines, and Ireland, as well as the United States. We plan to enter into or increase our presence in additional markets around the world. We have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. As we continue to expand our business and customer base outside the United States, we will be increasingly susceptible to risks associated with international operations. These risks and challenges include:
•difficulty establishing and managing international operations and the increased operations, travel, infrastructure, including establishment of local customer service operations, and legal and regulatory compliance costs associated with different jurisdictions;
•the need to vary pricing and margins to effectively compete in international markets;
•the need to adapt and localize our products and services for specific countries, including offering services and support in local languages;
•compliance with multiple, potentially conflicting and changing governmental laws and regulations across different jurisdictions;
•compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities, as well as economic and trade sanctions;
•difficulties obtaining required licensing from regulators in foreign jurisdictions;
•competition with companies that have greater experience in the local markets, pre-existing relationships with customers in these markets or are subject to less regulatory requirements in local jurisdictions;

•varying levels of payments and blockchain technology adoption and infrastructure, and increased network, payment processing, banking, and other costs;
•compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, and other local anticorruption laws;
•difficulties in collecting in foreign currencies and associated foreign currency exposure;
•difficulties holding, repatriating, and transferring funds held in offshore bank accounts;
•difficulties in enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;
•restrictions on crypto asset trading;
•stringent local labor laws and regulations;
•potentially adverse tax developments and consequences;
•antitrust and competition regulations; and
•regional economic and political conditions.
We have limited experience with international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products and services by customers in new markets. We may also face challenges in complying with local laws and regulations. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, operating results, and financial condition.
Disputes with our customers could adversely impact our brand and reputation and our business, operating results, and financial condition.
From time to time we have been, and may in the future be, subject to claims and disputes with our customers with respect to our products and services, such as regarding the execution and settlement of crypto asset trades, fraudulent or unauthorized transactions, account takeovers, deposits and withdrawals of crypto assets, failures or malfunctions of our systems and services, or other issues relating to our products services. For example, during periods of heavy Trading Volumes, we have received increased customer complaints. Additionally, the ingenuity of criminal fraudsters, combined with many consumers’ susceptibility to fraud, may cause our customers to be subject to ongoing account takeovers and identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and, in any case, require continuous improvement and optimization for continually evolving forms of fraud to be effective. There can be no guarantee that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our customers, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor customer experiences, including indefinite account inaccessibility for some of our customers, which increases our customer support costs and can compound damages. We could incur significant costs in compensating our customers, such as if a transaction was unauthorized, erroneous, or fraudulent. We could also incur significant legal expenses resolving and defending claims, even those without merit. To the extent we are found to have failed to fulfill our regulatory obligations, we could also lose our authorizations or licenses or become subject to conditions that could make future operations more costly, impair our ability to grow, and adversely impact our operating results. We currently are, and may in the future become, subject to investigation and enforcement action by state, federal, and international consumer protection agencies, including the Consumer Financial Protection Bureau, the

Federal Trade Commission, state attorneys general in the United States, the U.K. Financial Conduct Authority, the U.K. Financial Ombudsman Service, and the U.K. Office of Fair Trading, each of which monitor customer complaints against us and, from time to time, escalate matters for investigation and potential enforcement against us.
While certain of our customer agreements contain arbitration provisions with class action waiver provisions that may limit our exposure to consumer class action litigation, some federal, state, and foreign courts have refused to enforce one or more of these provisions, and there can be no assurance that we will be successful in enforcing these arbitration provisions, including the class action waiver provisions, in the future or in any given case. Legislative, administrative, or regulatory developments may directly or indirectly prohibit or limit the use of pre-dispute arbitration clauses and class action waiver provisions. Any such prohibitions or limitations on or discontinuation of the use of, such arbitration or class action waiver provisions could subject us to additional lawsuits, including additional consumer class action litigation, and significantly limit our ability to avoid exposure from consumer class action litigation.
We may suffer losses due to staking, delegating, and other related services we provide to our customers.
Certain supported crypto assets enable holders to earn rewards by participating in decentralized governance, bookkeeping and transaction confirmation activities on their underlying blockchain networks, such as through staking, delegating, baking, and voting the crypto assets. We currently provide and expect to continue to provide such services for certain supported crypto assets to our customers in order to enable them to earn rewards based on crypto assets that we hold on their behalf. For instance, as a service to customers, we operate staking nodes on certain blockchain networks utilizing customers’ crypto assets and pass through the rewards received to those customers, less a service fee. In other cases, upon customers’ instructions, we may delegate or transfer our customers’ assets to third party service providers that are unaffiliated with us. Some networks further require customer assets to be transferred into smart contracts on the underlying blockchain networks not under our or anyone’s control. If our validator, any third-party service providers, or smart contracts fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, our customers’ assets may be irretrievably lost. In addition, certain blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker, delegator, or baker acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. If we or any of our service providers are slashed by the underlying blockchain network, our customers’ assets may be confiscated, withdrawn, or burnt by the network, resulting in losses for which we are responsible. Furthermore, certain types of staking require the payment of transaction fees on the underlying blockchain network and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of Ethereum. If we experience a high volume of such staking requests from our customers on an ongoing basis, we could incur significant costs. Any penalties or slashing events could damage our brand and reputation, cause us to suffer financial losses, discourage existing and future customers from utilizing our products and services, and adversely impact our business.
We provide secured loans to our customers, which exposes us to credit risks and may cause us to incur financial or reputational harm.
We provide consumer and commercial loans to qualified customers secured by their crypto asset holdings on our platform, which exposes us to the risk of our borrowers’ inability to repay such loans. In addition, such activity results in us being subject to lending laws and regulations in the applicable jurisdiction and as a result we may be subject to additional regulatory scrutiny. In the future we may enter into credit arrangements with financial institutions to obtain the capital we provide under this offering. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified customers to the extent we rely on such credit lines to continue to offer or to grow such products. Further, our credit decision process and underwriting, pricing, loss forecasting, and scoring models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information.
Borrower loan loss rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. In particular, loss rates on loans may increase due to factors such as prevailing market conditions in the cryptoeconomy, the price of Bitcoin and other crypto assets, the amount of liquidity in the markets, and other factors. Borrowers may seek protection under federal bankruptcy law or similar laws. If a borrower files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions on the loan on hold and prevent further collection action absent bankruptcy court approval. The efficacy of our security interest in customer collateral is not guaranteed under Delaware law or the Uniform Commercial Code and therefore we may be exposed to loss in the event of a customer default, even if we appear to be secured against such default. While we have not incurred any material losses to date, if any of the foregoing events were to occur, our reputation and relationships with borrowers, and our financial results, could be harmed. We intend to continue to explore other products, models, and structures for offering consumer and commercial financing, and other forms of credit and loan products. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed.
We are exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility that may adversely impact our business, operating results, and financial condition.
Certain of our products and services are paid for by credit and debit cards through payment processors which exposes us to risks associated with chargebacks and refunds. These claims could arise from fraud, misuse, unintentional use, settlement delay, or other activities. Also, criminals are using increasingly sophisticated methods to engage in illegal activities, such as counterfeiting and fraud. If we are unable to collect such amounts from the customer, or if the customer refuses or is unable, due to bankruptcy or other reasons, to reimburse us, we bear the loss for the amount of the chargeback or refund.
While we have policies to manage and mitigate chargeback and fraud risks, there is no assurance that such policies will be effective. Our failure to limit chargebacks and fraudulent transactions could increase the number of refunds and chargebacks that we have to process. In addition, if the number of refunds and chargebacks increase, our payment processors could require us to increase reserves, impose penalties on us, charge additional fees, or terminate their relationships with us. Failure to effectively manage risk and prevent fraud could increase our chargeback and refund losses or cause us to incur other liabilities. Increases in chargebacks, refunds or other liabilities could have an adverse effect on our operating results, financial condition, and cash flows.
We plan to continue to make acquisitions and investments, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.
As part of our business strategy, we have made and intend to continue making acquisitions to add specialized employees, complementary companies, products, services, licenses, or technologies. We also invest in companies and technologies, many of which are private companies and technologies that are highly speculative in nature. In the future, we may not be able to find other suitable acquisition and investment candidates, and we may not be able to complete acquisitions or make investments on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions. We may in the future be required to write off acquisitions or investment. Moreover, our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by customers, developers, advertisers, or investors. For example, in February 2019, we announced the acquisition of

Neutrino S.r.l., a blockchain intelligence platform, whose founders were directly affiliated with the software firm the Hacking Team, which purportedly sold software with surveillance capabilities to governments with authoritarian regimes, resulting in reputational harm to our business, a loss of customers, and increased cost. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our net revenue and operating results could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and/or to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
If we fail to develop, maintain, and enhance our brand and reputation, our business, operating results, and financial condition may be adversely affected.
Our brand and reputation are key assets and a competitive advantage. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality, and secure products, services, features, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Coinbase” mark and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies. Our brand and reputation could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, unexpected events, or actions by third parties. Unfavorable publicity about us, including our products, services, technology, customer service, personnel, and crypto asset or crypto asset platforms generally could diminish confidence in, and the use of, our products and services. In addition, because we are a founder-led company, actions by, or unfavorable publicity about, Brian Armstrong, our co-founder and Chief Executive Officer, may adversely impact our brand and reputation. Such negative publicity also could have an adverse effect on the size and engagement of our customers and could result in decreased revenue, which could have an adverse effect on our business, operating results, and financial condition.
Key business metrics and other estimates are subject to inherent challenges in measurement, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics.
We regularly review key business metrics, including the number of our Verified Users and MTUs, our Trading Volume and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies.
Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate fraudulent and spam accounts that violate our terms of service, and exclude these users from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. Additionally, users are not prohibited from having more than one account and our Verified Users metric may overstate the number of unique customers who have registered an account on our platform as one customer may register for, and use, multiple accounts with different email addresses, phone numbers, or usernames. If our metrics provide us with incorrect or incomplete information about users and their behavior, we may make inaccurate conclusions about our business.
Unfavorable media coverage could negatively affect our business.
We receive a high degree of media coverage in the cryptoeconomy and around the world. Unfavorable publicity regarding, for example, our product changes, product quality, litigation or regulatory activity, privacy practices, terms of service, employment matters, the use of our products, services, or supported crypto assets for illicit or objectionable ends, the actions of our customers, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. Further, we have in the past, and may in the future, be the target of social media campaigns criticizing actual or perceived actions or inactions that are disfavored by our customers, employees, or society at-large, which campaigns could materially impact our customers’ decisions to trade on our platform. Any such negative publicity could have an adverse effect on the size, activity, and loyalty of our customers and result in a decrease in net revenue, which could adversely affect our business, operating results, and financial condition.
Our platform may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams. If any of our customers use our platform to further such illegal activities, our business could be adversely affected.
Our platform may be exploited to facilitate illegal activity including fraud, money laundering, gambling, tax evasion, and scams. We or our partners may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and cost associated with detecting and monitoring transactions for compliance with local laws. In the event that a customer is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we may be subject to governmental inquiries, enforcement actions, prosecuted, or otherwise held secondarily liable for aiding or facilitating such activities. Changes in law have also increased the penalties for money transmitters for certain illegal activities, and government authorities may consider increased or additional penalties from time to time. Owners of intellectual property rights or government authorities may seek to bring legal action against money transmitters, including us, for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.
Moreover, while fiat currencies can be used to facilitate illegal activities, crypto assets are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of crypto assets have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain crypto asset transactions, and encryption technology that anonymizes these transactions, that make crypto assets susceptible to use in illegal activity. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice, SEC, Commodity Futures Trading Commission, Federal Trade Commission, Internal Revenue Service, or IRS, and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving crypto assets. We also support crypto assets that incorporate privacy-enhancing features, and may from time to time support additional crypto assets with similar functionalities. These privacy-enhancing crypto assets obscure the identities of sender and receiver, and may prevent law enforcement officials from tracing the source of funds on the blockchain. Facilitating transactions in these crypto assets may cause us to be at increased risk of liability arising out of anti-money laundering and economic sanctions laws and regulations.
While we believe that our risk management and compliance framework is designed to detect significant illicit activities conducted by our potential or existing customers, we cannot ensure that we will be able to detect all illegal activity on our platform. If any of our customers use our platform to further such illegal activities, our business could be adversely affected.
Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, operating results, and financial condition.
Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment and maintenance of our compliance, audit, and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have devoted significant resources to develop policies and procedures to identify, monitor, and manage our risks, and expect to continue to do so in the future, we cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses.
Regulators periodically review our compliance with our own policies and procedures and with a variety of laws and regulations. We have received in the past and may from time to time receive additional examination reports citing violations of rules and regulations and inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, training, monitoring, reporting, and recordkeeping. If we fail to comply with these, or do not adequately remediate certain findings, regulators could take a variety of actions that could impair our ability to conduct our business, including delaying, denying, withdrawing, or conditioning approval of certain products and services. In addition, regulators have broad enforcement powers to censure, fine, issue cease-and-desist orders or prohibit us from engaging in some of our business activities. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activities. In the case of non-compliance or alleged non-compliance, we could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages which can be significant. Any of these outcomes would adversely affect our reputation and brand and our business, operating results, and financial condition. Some of these outcomes could adversely affect our ability to conduct our business.
Low short-term interest rates negatively impact us.
The level of prevailing short-term interest rates affects our profitability because we derive a portion of our revenue from interest earned from funds deposited with us by our customers which we hold on their behalf in custodial accounts at banks. Higher interest rates increase the amount of interest income earned from these customer deposits. If short-term interest rates remain low or start to decline further, our revenue derived from interest will correspondingly decline which would negatively impact our profitability.

We hold certain investments in DeFi protocols and may suffer losses if they do not function as expected.
We hold investments in various DeFi protocols. These protocols achieve their investment purposes through self-executing smart contracts that allow users to invest crypto assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn with no restrictions. However, these DeFi protocols are subject to various risks, including the risk that the underlying smart contract is insecure, the risk that borrowers may default and the investor will not be able to recover its investment, the risk that any underlying collateral may experience significant volatility, and the risk of certain core developers with protocol administration rights can make unauthorized or harmful changes to the underlying smart contract. If any of these risks materialize, our investments in these DeFi protocols may be adversely impacted.
We may suffer losses due to abrupt and erratic market movements.
The crypto asset market has been characterized by significant volatility and unexpected price movements. Certain crypto assets may become more volatile and less liquid in a very short period of time, resulting in market prices being subject to erratic and abrupt market movement, which could harm our business. For instance, abrupt changes in volatility or market movement can lead to extreme pressures on our platform and infrastructure that can lead to inadvertent suspension of services across parts of the platform or the entire platform. For example, in 2020, we experienced approximately 30 outages, with an average outage duration of 64.6 minutes. These outages lead to increased customer service expense, can cause customer loss and reputational damage, and can lead to other damages for which we may be responsible.
Risks Related to Crypto Assets
Due to unfamiliarity and some negative publicity associated with crypto asset platforms, existing and potential customers may lose confidence in crypto asset platforms.
Crypto asset platforms are relatively new. Many of our competitors are unlicensed, unregulated, operate without supervision by any governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. As a result, customers and the general public may lose confidence in crypto asset platforms, including regulated platforms like ours.
Since the inception of the cryptoeconomy, numerous crypto asset platforms have been sued, investigated, or shut down due to fraud, manipulative practices, business failure, and security breaches. In many of these instances, customers of these platforms were not compensated or made whole for their losses. Larger platforms like us are more appealing targets for hackers and malware, and may also be more likely to be targets of regulatory enforcement actions. For example, in February 2014, Mt. Gox, the then largest crypto asset platform worldwide, filed for bankruptcy protection in Japan after an estimated 700,000 Bitcoins were stolen from its wallets. In May 2019, Binance, one of the world’s largest platforms, was hacked, resulting in losses of approximately $40 million, and in February 2021, Bitfinex settled a long-running legal dispute with the State of New York related to Bitfinex’s alleged misuse of over $800 million of customer assets.
In addition, there have been reports that a significant amount of crypto asset trading volume on crypto asset platforms is fabricated and false in nature, with a specific focus on unregulated platforms located outside the United States. Such reports may indicate that the market for crypto asset platform activities is significantly smaller than otherwise understood.
Negative perception, a lack of stability and standardized regulation in the cryptoeconomy, and the closure or temporary shutdown of crypto asset platforms due to fraud, business failure, hackers or malware, or government mandated regulation, and associated losses suffered by customers may reduce confidence in the cryptoeconomy and result in greater volatility of the prices of assets, including significant depreciation in value. Any of these events could harm an adverse impact on our business.
Depositing and withdrawing crypto assets into and from our platform involve risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely impact our business.
In order to own, transfer and use a crypto asset on its underlying blockchain network, a person must have a private and public key pair associated with a network address, commonly referred to as a “wallet”. Each wallet is associated with a unique “public key” and “private key” pair, each of which is a string of alphanumerical characters. To deposit crypto assets held by a customer onto our platform or custody platform, a customer must “sign” a transaction that consists of the private key of the wallet from where the customer is transferring crypto assets, the public key of a wallet that we control which we provide to the customer, and broadcast the deposit transaction onto the underlying blockchain network. Similarly, to withdraw crypto assets from our platform or custody platform, the customer must provide us with the public key of the wallet that the crypto assets are to be transferred to, and we would be required to “sign” a transaction authorizing the transfer. In addition, some crypto networks require additional information to be provided in connection with any transfer of crypto assets to or from our platforms. A number of errors can occur in the process of depositing or withdrawing crypto assets into or from our platform, such as typos, mistakes, or the failure to include the information required by the blockchain network. For instance, a user may incorrectly enter our wallet’s public key or the desired recipient’s public key when depositing and withdrawing from our platforms, respectively. Alternatively, a user may transfer crypto assets to a wallet address that he does not own, control or hold the private keys to. In addition, each wallet address is only compatible with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can only be used to send and receive Bitcoins. If any Ethereum or other crypto assets is sent to a Bitcoin wallet address, or if any of the foregoing errors occur, all of the customer’s crypto assets will be permanently and irretrievably lost with no means of recovery. We have encountered and expect to continue to encounter similar incidents with our customers. Such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business.
A temporary or permanent blockchain “fork” to any supported crypto asset could adversely affect our business.
Blockchain protocols, including Bitcoin and Ethereum, are open source. Any user can download the software, modify it, and then propose that Bitcoin, Ethereum or other blockchain protocols users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the Bitcoin, Ethereum or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the Bitcoin, Ethereum or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s crypto asset lacking interchangeability.
Both Bitcoin and Ethereum protocols have been subject to “forks” that resulted in the creation of new networks, including Bitcoin Cash ABC, Bitcoin Cash SV, Bitcoin Diamond, Bitcoin Gold, Ethereum Classic, and others. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked crypto assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked crypto assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked crypto assets, and which results in further confusion to customers as to the nature of assets they hold on platforms. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of Bitcoin, Ethereum, or any of their forked alternatives.
Furthermore, hard forks can lead to new security concerns. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending”, plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some crypto asset platforms. Similar replay attacks occurred in connection with the Bitcoin Cash and Bitcoin Cash SV network split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network, thereby making crypto assets that rely on proof-of-work more susceptible to attack, as has occurred with Ethereum Classic.
We do not believe that we are required to support any fork or provide the benefit of any forked crypto asset to our customers. However, we have in the past and may in the future continue to be subject to claims by customers arguing that they are entitled to receive certain forked or airdropped crypto assets by virtue of crypto assets that they hold with us. If any customers succeed on a claim that they are entitled to receive the benefits of a forked or airdropped crypto asset that we do not or are unable to support, we may be required to pay significant damages, fines or other fees to compensate customers for their losses.
Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our and our customers’ assets. Such disruption and loss could cause us to be exposed to liability, even in circumstances where we have no intention of supporting an asset compromised by a fork.
We currently support, and expect to continue to support, certain smart contract-based crypto assets. If the underlying smart contracts for these crypto assets do not operate as expected, they could lose value and our business could be adversely affected.
We currently support, and expect to continue to support, various crypto assets that represent units of value on smart contracts deployed on a third party blockchain. Smart contracts are programs that store and transfer value and execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming and design can have damaging effects. For instance, in April 2018, a batch overflow bug was found in many Ethereum-based ERC20-compatible smart contract tokens that allows hackers to create a large number of smart contract tokens, causing multiple crypto asset platforms worldwide to shut down ERC20-compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of crypto assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited crypto assets into the smart contract. If any such vulnerabilities or flaws come to fruition, smart contract-based crypto assets, including those held by our customers on our platforms, may suffer negative publicity, be exposed to security vulnerabilities, decline significantly in value, and lose liquidity over a short period of time.
In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users”. These users have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract. For smart contracts that hold a pool of reserves, these users may also be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the assets held by the smart contract in reserves. Even for crypto assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related crypto assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. These super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super-users or core community members take actions that adversely affects the smart contract, our customers who hold and transact in the affected crypto assets may experience decreased functionality and value of the applicable crypto assets, up to and including a total loss of the value of such crypto assets. Although we do not control these smart contracts, any such events could cause customers to seek damages against us for their losses, result in reputational damage to us, or in other ways adversely impact our business.
From time to time, we may encounter technical issues in connection with the integration of supported crypto assets and changes and upgrades to their underlying networks, which could adversely affect our business.
In order to support any supported crypto asset, a variety of front and back-end technical and development work is required to implement our wallet, custody, trading, staking and other solutions for our customers, and to integrate such supported crypto asset with our existing technical infrastructure. For certain crypto assets, a significant amount of development work is required and there is no guarantee that we will be able to integrate successfully with any existing or future crypto asset. In addition, such integration may introduce software errors or weaknesses into our platform, including our existing infrastructure. Even if such integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to our platform. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support such crypto asset, our customers’ assets may be frozen or lost, the security of our hot, warm, or cold wallets may be compromised, and our platform and technical infrastructure may be affected, all of which could adversely impact our business.
If miners or validators of any supported crypto asset demand high transaction fees, our operating results may be adversely affected.
We charge miner fees when a customer sends certain crypto assets from their Coinbase account to a non-Coinbase account. We estimate the miner fee based on the cost that we will incur to process the withdrawal transaction on the underlying blockchain network. In addition, we also pay miner fees when we move crypto assets for various operational purposes, such as when we transfer crypto assets between our hot and cold wallets, for which we do not charge our customers. However, miner fees can be unpredictable. For instance, in 2017, Bitcoin miner fees increased from approximately $0.35 per transaction in January 2017 to over $50 per transaction in December 2017. Even though Bitcoin’s miner fees have since decreased, if the block rewards for miners on any blockchain network are not sufficiently high to incentivize miners, miners may demand higher transaction fees, or collude to reject low transaction fees and force users to pay higher fees. Although we generally attempt to pass miner fees relating to customer withdrawals through to our customers, we have in the past incurred, and expect to incur from time to time, losses associated with the payment of miner fees in excess of what we charge our customers, resulting in adverse impacts on our operating results.
Future developments regarding the treatment of crypto assets for U.S. federal income and foreign tax purposes could adversely impact our business.
Due to the new and evolving nature of crypto assets and the absence of comprehensive legal guidance with respect to crypto asset products and transactions, many significant aspects of the U.S. federal and foreign tax tax treatment of transactions involving crypto assets, such as the purchase and sale of crypto assets on our platform, as well as the provision of staking rewards and other crypto asset incentives and rewards products, are uncertain, and it is unclear what guidance may be issued in the future on the treatment of crypto asset transactions for U.S. federal income and foreign tax purposes.

In 2014, the IRS released Notice 2014-21, discussing certain aspects of “virtual currency” for U.S. federal income tax purposes and, in particular, stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. In 2019, the IRS released Revenue Ruling 2019-24 and a set of “Frequently Asked Questions” (which have been periodically updated), that provide additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of virtual currency. However, this guidance does not address other significant aspects of the U.S. federal income tax treatment of crypto assets and related transactions.
There continues to be uncertainty with respect to the timing and amount of income inclusions for various crypto asset transactions including, but not limited to lending and borrowing crypto assets, staking rewards and other crypto asset incentives and rewards products that we offer. Although we believe our treatment of crypto asset transactions is consistent with existing guidance provided by the IRS and existing U.S. federal income tax principles, because of the rapidly evolving nature of crypto asset innovations and the increasing variety and complexity of crypto asset transactions and products, it is possible the IRS may disagree with our treatment of certain of our crypto asset offerings for U.S. federal income tax purposes, which could adversely affect our customers and the vitality of our business. Similar uncertainties exist in the foreign markets in which we operate, affecting our non-U.S. customer base, and these uncertainties and potential adverse interpretations of tax law could affect our non-U.S. customers and the vitality of our platforms outside of the United States.
There can be no assurance that the IRS, or other foreign tax authority, will not alter its existing position with respect to crypto assets in the future or that a court would uphold the treatment set forth in existing guidance. It also is unclear what additional guidance may be issued in the future on the treatment of existing crypto asset transactions and future crypto asset innovations for purposes of U.S. federal income tax or other foreign tax regulations. Any such alteration of existing IRS and foreign tax authority positions or additional guidance regarding crypto asset products and transactions could result in adverse tax consequences for holders of crypto assets and could have an adverse effect on the value of crypto assets and the broader crypto assets markets. Future technological and operational developments that may arise with respect to crypto assets may increase the uncertainty with respect to the treatment of crypto assets for U.S. federal income and foreign tax purposes. The uncertainty regarding tax treatment of crypto asset transactions impacts our customers, and could impact our business, both domestically and abroad.
Although we believe we are compliant with U.S. federal income tax reporting and withholding requirements with respect to our customers’ crypto asset transactions, the exact scope and application of such requirements, including but not limited to U.S. onboarding requirements through Form W, backup withholding, and Form 1099 reporting obligations, is not entirely clear for all of the crypto asset transactions that we facilitate. It is likely that the IRS will introduce new rules related to our tax reporting and withholding obligations on our customer transactions in the future, possibly in ways that differ from our existing compliance protocols and where there is risk that we do not have proper records to ensure compliance for certain legacy customers. If the IRS determines that we are not in compliance with our tax reporting or withholding requirements with respect to customer crypto asset transactions, we may be exposed to significant penalties, which could adversely affect our financial position. We anticipate additional guidance from the IRS regarding tax reporting and withholding obligations with respect to customer crypto asset transactions that will likely require us to invest substantially in new compliance measures and may require significant retroactive compliance efforts, which also could adversely affect our financial position.
Similarly, it is likely that new rules for reporting crypto assets under the global “common reporting standard” will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. Such rules are under discussion today by the member and observer states of the “Organization for Economic Cooperation and Development” and by the European Commission on behalf of the member states of the European Union. These new rules may give rise to potential liabilities or disclosure requirements for prior customer arrangements and new rules that affect how we onboard our customers and report their transactions to taxing authorities.
The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, there has been limited precedents for the financial accounting of crypto assets and related valuation and revenue recognition, and no official guidance has been provided by the FASB or the SEC. As such, there remains significant uncertainty on how companies can account for crypto assets transactions, crypto assets, and related revenue. Uncertainties in or changes to in regulatory or financial accounting standards could result in the need to changing our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.
Risks Related to Government Regulation and Privacy Matters
The cryptoeconomy is novel and has little to no access to policymakers or lobbying organizations, which may harm our ability to effectively react to proposed legislation and regulation of crypto assets or crypto asset platforms adverse to our business.
As crypto assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in July 2019, U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about crypto assets, and indicated that FinCEN is planning to release new requirements relating to crypto asset activities in 2020. Outside the United States, several jurisdictions have banned so-called initial coin offerings, such as China and South Korea, while Canada, Singapore, Hong Kong, have opined that token offerings may constitute securities offerings subject to local securities regulations. In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail customers arising from the sale of derivatives and exchange-traded notes that reference certain types of cryptocurrencies, contending that they are “ill-suited” to retail investors due to extreme volatility, valuation challenges and association with financial crimes.
The cryptoeconomy is novel and has little to no access to policymakers and lobbying organizations in many jurisdictions. Competitors from other, more established industries, including traditional financial services, may have greater access to lobbyists or governmental officials, and regulators that are concerned about the potential for crypto assets for illicit usage may effect statutory and regulatory changes with minimal or discounted inputs from the cryptoeconomy. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the cryptoeconomy or crypto asset platforms, which could adversely impact our business.

Our consolidated balance sheets may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, operating results, and financial condition.
We are required to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We may from time to time incur indebtedness and other obligations which could make it more difficult to meet these capitalization requirements or any additional regulatory requirements. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of financial services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by U.S. and international regulators. Any change or increase in these regulatory requirements could have an adverse effect on our business, operating results, and financial condition.
As a financial institution licensed to engage in money transmission in the United States, to conduct virtual currency business activity in New York, and issue electronic money in Europe, we are subject to strict rules governing how we manage and hold customer fiat currency and crypto asset. We maintain complex treasury operations to manage and move customer fiat currency and crypto asset across our platforms and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency and crypto asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements. In addition, regulators may increase the amount of fiat currency reserves that we are required to maintain for our operations, as has happened in the past. For instance, in 2017, the Hawaii Division of Financial Institutions imposed a new policy whereby digital currency businesses are required to maintain cash reserves in an amount equal to the aggregate face value of digital currency funds held on behalf of customers, making our operations in Hawaii impracticable and forcing us to shut down operations in the state. Any similar events, can lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services, including Earn campaigns, margin trading, lending functions, and the addition of new payment rails increase these risks.
Many of the crypto assets in which we facilitate trading are subject to regulatory authority by the Commodity Futures Trading Commission, or CFTC. Any fraudulent or manipulative activity in a crypto asset occurring on our platform could subject us to increased regulatory scrutiny, regulatory enforcement, and litigation.
The CFTC has stated and judicial decisions involving CFTC enforcement actions have confirmed that at least some crypto assets, including Bitcoin, fall within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936, or CEA. As a result, the CFTC has general enforcement authority to police against manipulation and fraud in at least some spot crypto asset markets. From time to time, manipulation, fraud, and other forms of improper trading by market participants have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement action, and similar actions by other regulators, government agencies, and civil litigation. Such investigations, inquiries, enforcement actions, and litigation may cause us to incur substantial costs and could result in negative publicity.
Certain transactions in crypto asset may constitute “retail leveraged commodity transactions” subject to regulation by the CFTC as futures contracts. If crypto asset transactions we facilitate are deemed to be such retail commodity transactions, we would be subject to additional regulatory requirements, licenses and approvals, and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.
Any transaction in a commodity, including a crypto asset, entered into with or offered to retail investors using leverage, margin, or other financing arrangements (a “retail leveraged commodity transaction”) is subject to CFTC regulation as a futures contract unless such transaction results in actual delivery within 28 days. The meaning of “actual delivery” has been the subject of commentary and litigation, and the CFTC has recently adopted interpretive guidance addressing the “actual delivery” of a crypto asset. To the extent that crypto asset transactions that we facilitate or facilitated are deemed retail leveraged commodity transactions, including pursuant to current or subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight, and we could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations. The CFTC has previously brought enforcement actions against entities engaged in retail leveraged commodity transactions without appropriate registrations.
Particular crypto assets or transactions therein could be deemed “commodity interests” (e.g., futures, options, swaps) or security-based swaps subject to regulation by the CFTC or SEC, respectively. If a crypto asset that we facilitate trading in is deemed a commodity interest or a security-based swap, we would be subject to additional regulatory requirements, licenses and approvals, and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.
Commodity interests, as such term is defined by the CEA and CFTC rules and regulations, are subject to more extensive supervisory oversight by the CFTC, including licensing of entities engaged in, and platforms offering, commodity interest transactions. This CFTC authority extends to crypto asset futures contracts and swaps, including transactions that are based on current and future prices of crypto assets and indices of crypto assets. To the extent that a crypto asset in which we facilitate or facilitated trading or transactions in a crypto asset which we facilitate or facilitated are deemed to fall within the definition of a commodity interest, whether as a swap or otherwise and including pursuant to subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight and could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations as an exchange (for example, as a designated contract market for trading futures or options on futures, or as a swaps execution facility for trading swaps) or as a registered intermediary (for example, as a futures commission merchant or introducing broker). Such actions could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, as well as reputational harm. The CFTC has previously brought enforcement actions against entities engaged in crypto asset activities for failure to obtain appropriate exchange, execution facility and intermediary registrations.
Furthermore, the CFTC and the SEC have jointly adopted regulations defining “security-based swaps,” which include swaps based on single securities and narrow-based indices of securities. If a crypto asset is deemed to be a security, certain transactions referencing that crypto asset could constitute a security-based swap. A crypto asset or transaction therein that is based on or references a security or index of securities, whether or not such securities are themselves crypto assets, could also constitute a security-based swap. To the extent that a crypto asset in which we facilitate or have facilitated trading or transactions in a crypto asset which we facilitate or have facilitated are deemed to fall within the definition of a security-based swap, including pursuant to subsequent rulemaking or guidance by the CFTC or SEC, we may be subject to additional regulatory requirements and oversight by the SEC and could be subject to judicial or administrative sanctions if we do not or did not a relevant time possess appropriate registrations as an exchange (for example, as a security-based swaps execution facility) or as a registered intermediary (for example, as a security-based swap dealer or broker-dealer). This could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, as well as reputational harm.
We obtain and process a large amount of sensitive customer data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as have an adverse effect on our business.
We obtain and process large amounts of sensitive data, including personal data related to our customers and their transactions, such as their names, addresses, social security numbers, visa information, copies of government-issued identification, trading data, tax identification, and bank account information. We face risks, including to our reputation, in the handling and protection of this data, and these risks will increase as our business continues to expand. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our customers’, employees’, and service providers’ personal data.
We have administrative, technical, and physical security measures and controls in place and maintain a robust information security program. However, our security measures may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. Additionally, privacy and data protection laws are evolving, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our third-party partners business practices and products and service offerings.
Our future success depends on the reliability and security of our platform. To the extent that the measures we or our third-party business partners have taken prove to be insufficient or inadequate, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of customers. If our own confidential business information or sensitive customer information were improperly disclosed, our business could be adversely affected. Additionally, a party who circumvents our security measures could, among other effects, appropriate customer information or other proprietary data, cause interruptions in our operations, or expose customers to hacks, viruses, and other disruptions.
Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the new private right of action under the California Consumer Privacy Act of 2018, or the CCPA, which is expected to increase security breach litigation). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have an adverse effect on our business, reputation, operating results, and financial condition.
Furthermore, we may be required to disclose personal data pursuant to demands from individuals, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws, which could result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations. Additionally, changes in the laws and regulations that govern our collection, use, and disclosure of customer data could impose additional requirements with respect to the retention and security of customer data, could limit our marketing activities, and have an adverse effect on our business, operating results, and financial condition.
We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and consumer protection across different markets where we conduct our business, including in the United States and EEA and industry requirements and such laws, regulations, and industry requirements are constantly evolving and changing. Our actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies could harm our business.
Various local, state, federal, and international laws, directives, and regulations apply to our collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations are subject to uncertainty and continue to evolve in ways that could adversely impact our business. These laws have a substantial impact on our operations both outside and in the United States, either directly or as a data processor and handler for various offshore entities.
In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of consumer data. In the United States, non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model or additional required “opt-outs”, were to be adopted in the United States, less data would be available, and the cost of data would be higher. For example, California recently enacted the CCPA, which became operative on January 1, 2020 and became enforceable by California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or the CPRA, which expands upon the CCPA, was passed in the election in November 2020.
The CCPA gives California residents new rights to access and require deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is processed. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that result in the loss of personal data, as discussed above. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal data and creating a new state agency to oversee implementation and enforcement efforts. The CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal data, our financial condition, and our operating results. Additionally, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in Nevada, Virginia, New Hampshire, and others. If passed, these new laws could add additional complexity, impact our business strategies, increase our potential liability, increase our compliance costs, and adversely affect our business.
In Europe, the European General Data Protection Regulation, or the GDPR, took effect on May 25, 2018. As a result of our presence in Europe and our service offering in the European Union, or the E.U., we are subject to the GDPR, which imposes stringent E.U. data protection requirements, and could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. A breach of the GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
Additionally, the United Kingdom, or the U.K., implemented the Data Protection Act, effective in May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the U.K.’s Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the U.K. and the E.U. remains uncertain, for example how data transfers between the U.K. and the E.U. and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. In February 2021, the European Commission proposed to issue the U.K. with an “adequacy” decision to facilitate the continued free flow of personal data from E.U. member states to the U.K.; however, this decision is subject to the review and/or approval of the European Data Protection Board and a Committee composed of the representatives of the E.U. Member States. In the meantime, the U.K. remains a "third country" for the purposes of data transfers from the E.U. to the U.K. following the expiration of the four to six-month personal data transfer grace period (from 1 January 2021) set out in the E.U. and U.K. Trade and Cooperation Agreement, unless the adequacy decision is adopted in favor of the

U.K. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation, and will increase our overall risk exposure.
In addition, the GDPR imposes strict rules on the transfer of personal data out of the E.U. to a “third country” including the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.
On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the European Union-United States, or E.U.-U.S., Privacy Shield (under which personal data could be transferred from the E.U. to U.S. entities that had self-certified under the Privacy Shield scheme) on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal data transferred to the United States. In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case by case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other E.U. member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for E.U.-U.S. data transfers. On August 10, 2020, the U.S. Department of Commerce and the European Commission announced new discussions to evaluate the potential for an enhanced E.U.-U.S. Privacy Shield framework to comply with the July 16 judgment of the CJEU. Further, the European Commission published new versions of the standard contractual clauses for comment. While the comment period ended in December 2020, the European Commission is expected to finalize and implement the new standard contractual clauses in early 2021. The CJEU’s decision, along with the subsequent guidance issued by the European Data Protection Board on November 11, 2020, and recent statements by E.U. supervisory authorities, and the new versions of the standard contractual clauses, have led to uncertainty regarding the legality of E.U.-U.S. data flows in general and those conducted under the Privacy Shield in particular.
While we maintain a Privacy Shield certification, we rely on the standard contractual clauses for intercompany data transfers from the E.U. to the United States and have reviewed and amended any existing vendor agreements that rely only on Privacy Shield as the data transfer mechanism. As supervisory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
We are also subject to evolving E.U. privacy laws on cookies and e-marketing. In the E.U., regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and a E.U. regulation known as the ePrivacy Regulation will significantly increase fines for non-compliance once in effect. In the E.U., informed consent, including a prohibition on pre-checked consents and a requirement to ensure separate consents for each cookie, is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. As regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, negatively impact our efforts to understand users, adversely affect our margins, increase costs, and subject us to additional liabilities.
There is a risk that as we expand, we may assume liabilities for breaches experienced by the companies we acquire. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, could damage our reputation or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, and financial condition.
Risks Related to Third Parties
Our current and future services are dependent on payment networks and acquiring processors, and any changes to their rules or practices could adversely impact our business.
We rely on banks and other payment processors to process customers’ payments in connection with the purchase of crypto assets on our platform and we pay these providers fees for their services. From time to time, payment networks have increased, and may increase in the future, the interchange fees and assessments that they charge for transactions that use their networks. Payment networks have imposed, and may impose in the future, special fees on the purchase of crypto assets, including on our platform, which could negatively impact us and significantly increase our costs. Our payment card processors may have the right to pass any increases in interchange fees and assessments on to us, and may impose additional use charges which would increase our operating costs and reduce our operating income. We could attempt to pass these increases along to our customers, but this strategy might result in the loss of customers to our competitors that may not pass along the increases, thereby reducing our revenue and earnings. If competitive practices prevent us from passing along the higher fees to our customers in the future, we may have to absorb all or a portion of such increases, thereby increasing our operating costs and reducing our earnings.
We may also be directly or indirectly liable to the payment networks for rule violations. Payment networks set and interpret their network operating rules and have alleged from time to time that various aspects of our business model violate these operating rules. If such allegations are not resolved favorably, they may result in significant fines and penalties or require changes in our business practices that may be costly and adversely affect our business. The payment networks could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give customers the option of using cards to fund their purchases or the choice of currency in which they would like their card to be charged. If we are unable to accept cards or are limited in our ability to do so, our business would be adversely affected.
We depend on major mobile operating systems and third-party platforms for the distribution of certain products. If Google Play, the Apple App Store, or other platforms prevent customers from downloading our apps, our ability to grow may be adversely affected.
We rely upon third-party platforms for the distribution of certain products and services. Our Coinbase, Coinbase Pro, and Coinbase Wallet apps are provided as free applications through both the Apple App Store and the Google Play Store, and are also accessible via mobile and traditional websites. The Google Play Store and Apple App Store are global application distribution platforms and the main distribution channels for our apps. As such, the promotion, distribution, and operation of our apps are subject to the respective platforms’ terms and policies for application developers, which are very broad and subject to frequent changes and re-interpretation. Further, these distribution platforms often contain restrictions related to crypto assets that are uncertain, broadly construed, and can limit the nature and scope of services that can be offered. For example, Apple App Store’s restrictions related to crypto assets have disrupted the proposed launch of many features within the Coinbase and Coinbase Wallet apps, including our Earn services and access to decentralized applications. If our products are found to be in violation of any such terms and conditions, we may no longer be able to offer our products through such third-party platforms. There can be no guarantee that third-party platforms will continue to support our product offerings, or that customers will be able to continue to use our products. For example, in November 2013, our iOS app was temporarily removed by Apple from the Apple App Store. In December 2019, we were similarly instructed by Apple to remove certain features relating to decentralized applications from our application to comply with the Apple App Store’s policies. Any changes, bugs, technical or regulatory issues with third-party platforms, our relationships with mobile manufacturers and carriers, or changes to their terms of service or policies could degrade our products’ functionalities, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges, any of which could affect our product usage and harm our business.
Risks Related to Intellectual Property
Our intellectual property rights are valuable, and any inability to protect them could adversely impact our business, operating results, and financial condition.
Our business depends in large part on our proprietary technology and our brand. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, and trade secret and laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and other intellectual property rights. However, our efforts to protect our intellectual property rights may not be sufficient or effective. Our proprietary technology and trade secrets could be lost through misappropriation or breach of our confidentiality and license agreements, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business.
We do not intend to monetize our patents or attempt to block third parties from competing with us by asserting our patents offensively against third parties, but our ability to successfully defend intellectual property challenges from competitors and other parties may depend, in part, on our ability to counter-assert our patents defensively. Effective protection of patents, trademarks, and domain names is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights, and in some countries our rights to protect our core domain (coinbase.com) are currently subject to dispute. As we have grown, we have sought to obtain and protect our intellectual property rights in an increasing number of countries, a process that can be expensive and may not always be successful. For example, the U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural requirements to complete the patent application process and to maintain issued patents, and noncompliance or non-payment could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in a relevant jurisdiction. Further, intellectual property protection may not be available to us in every country in which our products and services are available. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. We may also agree to license our patents to third parties as part of various patent pools and open patent projects. Those licenses may diminish our ability, though, to counter-assert our patents against certain parties that may bring claims against us.
We have been, and in the future may be, sued by third parties for alleged infringement of their proprietary rights.
In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity in the cryptoeconomy, as well as litigation, based on allegations of infringement or other violations of intellectual property, including by large financial institutions. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours.

Our use of third-party intellectual property rights also may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or services or using certain technologies, force us to implement expensive work-arounds, or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the crypto assets market grows and matures. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition.
Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could harm our business.
Our platform contains software modules licensed to us by third-party authors under “open source” licenses. We also make certain of our own software available to users for free under various open source licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform.
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.
Although we monitor our use of open source software to avoid subjecting our platform to conditions we do not intend, we have not recently conducted an extensive audit of our use of open source software and, as a result, we cannot assure you that our processes for controlling our use of open source software in our platform are, or will be, effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face litigation, infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition. Moreover, the terms of many open source licenses have not been interpreted by U.S. or foreign courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software.

Risks Related to Our Employees and Other Service Providers
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely impact our business, operating results, and financial condition.
We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Brian Armstrong, our co-founder and Chief Executive Officer, members of our executive team, and other key employees across product, engineering, risk management, finance, compliance and legal, and marketing. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. Due to the nascent nature of the cryptoeconomy, the pool of qualified talent is extremely limited, particularly with respect to executive talent, engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could adversely impact our operating results and impair our ability to grow.
Our culture emphasizes innovation, and if we cannot maintain this culture as we grow, our business and operating results could be adversely impacted.
We believe that our entrepreneurial and innovative corporate culture has been a key contributor to our success. We encourage and empower our employees to develop and launch new and innovative products and services, which we believe is essential to attracting high quality talent, partners, and developers, as well as serving the best, long-term interests of our company. If we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork that has been integral to our business, in which case our products and services may suffer and our business, operating results, and financial condition could be adversely impacted.
In the event of employee or service provider misconduct or error, our business may be adversely impacted.
Employee or service provider misconduct or error could subject us to legal liability, financial losses, and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Such misconduct could include engaging in improper or unauthorized transactions or activities, misappropriation of customer funds, insider trading and misappropriation of information, failing to supervise other employees or service providers, improperly using confidential information, as well as improper trading activity such as spoofing, layering, wash trading, manipulation and front-running. Employee or service provider errors, including mistakes in executing, recording, or processing transactions for customers, could expose us to the risk of material losses even if the errors are detected. Although we have implemented processes and procedures and provide trainings to our employees and service providers to reduce the likelihood of misconduct and error, these efforts may not be successful. Moreover, the risk of employee or service provider error or misconduct may be even greater for novel products and services and is compounded by the fact that many of our employees and service providers are accustomed to working at tech companies which generally do not maintain the same compliance customs and rules as financial services firms. This can lead to high risk of confusion among employees and service providers, particularly in a fast growth company like ours, with respect to compliance obligations, particularly including confidentiality, data access, trading, and conflicts. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found to have not met our regulatory oversight and compliance and other obligations, we could be subject to regulatory sanctions, financial penalties, restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity and seriously damage our reputation. Our employees, contractors, and agents could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect our brand and reputation.
Our officers, directors, employees, and large stockholders may encounter potential conflicts of interests with respect to their positions or interests in certain crypto assets, entities, and other initiatives, which could adversely affect our business and reputation.
We frequently engage in a wide variety of transactions and maintain relationships with a significant number of crypto projects, their developers, members of their ecosystem, and investors. These transactions and relationships could create potential conflicts of interests in management decisions that we make. For instance, certain of our officers, directors, and employees are active investors in crypto projects themselves, and may make investment decisions that favor projects that they have personally invested in. Many of our large stockholders also make investments in these crypto projects. In addition, our co-founder and Chief Executive Officer, Mr. Armstrong, is involved in a number of initiatives related to the cryptoeconomy and more broadly. For example, Mr. Armstrong currently serves as the chief executive officer of ResearchHub Technologies, Inc., a scientific research development platform. This and other initiatives he is involved in could divert Mr. Armstrong's time and attention from overseeing our business operations which could have a negative impact on our business. Moreover, we may in the future be subject to litigation as a result of his involvement with these other initiatives.
Similarly, certain of our directors, officers, employees, and large stockholders may hold crypto assets that we are considering supporting for trading on our platform, and may be more supportive of such listing notwithstanding legal, regulatory, and other issues associated with such crypto assets. While we have instituted policies and procedures to limit and mitigate such risks, there is no assurance that such policies and procedures will be effective, or that we will be able to manage such conflicts of interests adequately. If we fail to manage these conflicts of interests, our business may be harmed and the brand, reputation and credibility of our company may be adversely affected.
General Risk Factors
Adverse economic conditions may adversely affect our business.
Our performance is subject to general economic conditions, and their impact on the crypto asset markets and our customers. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. The impact of general economic conditions on the cryptoeconomy is highly uncertain and dependent on a variety of factors, including market adoption of crypto assets, global trends in the cryptoeconomy, central bank monetary policies, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and crypto asset markets. To the extent that conditions in the general economic and crypto assets markets materially deteriorate, our ability to attract and retain customers may suffer.
The COVID-19 pandemic could have an adverse effect on our business, operating results, and financial condition.
We are responding to the global outbreak of COVID-19 by taking steps to mitigate the potential risks to us posed by its spread and the impact of the restrictions put in place by governments to protect the population. Our employees and service providers have transitioned to work-from-home and we are now a remote-first company. This subjects us to heightened operational risks. For example, technologies in our employees’ and service providers’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, the security systems in place at our employees’ and service providers’ homes may be less secure than those used in our offices, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from home, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely. We also face challenges due to the need to operate with the remote workforce and are addressing those challenges to minimize the impact on our ability to operate.
The transition to a remote-first company may make it more difficult for us to preserve our corporate culture and our employees may have decreased opportunities to collaborate in meaningful ways. Further, we cannot guarantee that our transition to becoming a remote-first company will not have a negative impact on employee morale and productivity. Any failure to preserve our corporate culture and foster collaboration could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
In addition, the continued spread of COVID-19 and the imposition of related public health measures have resulted in, and is expected to continue to result in, increased volatility and uncertainty in the cryptoeconomy. We also rely on third party service providers to perform certain functions. Any disruptions to a service providers’ business operations resulting from business restrictions, quarantines, or restrictions on the ability of personnel to perform their jobs could have an adverse impact on our service providers’ ability to provide services to us. The continued spread of COVID-19 and efforts to contain the virus could adversely impact our strategic business plans and growth strategy, reduce demand for our products and services, reduce the availability and productivity of our employees, service providers, and third-party resources, cause us to experience an increase in costs due to emergency measures, and otherwise adversely impact our business.
Our management team has limited experience managing a public company.
Our management team has limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results, and financial condition.
Changes in U.S. and foreign tax laws, as well as the application of such laws, could adversely impact our financial position and operating results.
We are subject to complex tax laws and regulations in the United States and a variety of foreign jurisdictions. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws which could increase our future income tax provision. For example, our future income tax obligations could be adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and by earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, by changes in the amount of unrecognized tax benefits, or by changes in tax laws, regulations, accounting principles, or interpretations thereof, including changes with possible retroactive application or effect.
Our determination of our tax liability is subject to review and may be challenged by applicable U.S. and foreign tax authorities. Any adverse outcome of such challenge could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. Furthermore, as we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the characterization and source of income or other tax items, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. The taxing authorities of the jurisdictions in which we operate may challenge our tax treatment of certain items or the methodologies we use for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.
The Tax Cuts and Jobs Act, or TCJA, enacted on December 22, 2017, significantly affected U.S. tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including deductions for business interest, use of net operating loss carryforwards, taxation of foreign income, and the foreign tax credit, among others. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, enacted on March 27, 2020, in response to the COVID-19 pandemic, further amended the U.S. federal tax code, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. For example, current proposals by the Biden Administration and the Democratic controlled Congress would increase the U.S. federal tax rate from 21% to 28%, increase the rate on foreign earnings, and eliminate tax benefits on certain income derived from foreign sources. If enacted in their current form, such changes could adversely affect the results of our operations in future periods.
In addition, the IRS has yet to issue guidance on a number of important issues regarding the changes made by the TCJA and the CARES Act. In the absence of such guidance, we will take positions with respect to any such unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance.
We also are subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes in the United States and various foreign jurisdictions. Specifically, we may be subject to “digital service taxes” or new allocations of tax as a result of increasing efforts by certain jurisdictions to tax cross border activities that may not have been subject to tax under existing international tax principles. Companies such as ours may be adversely impacted by such taxes. Tax authorities may disagree with certain positions we have taken. As a result, we may have exposure to additional tax liabilities that could have an adverse effect on our operating results and financial condition.
As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may harm our operating results in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.
Our ability to use any current or future net operating loss to offset future taxable income may be subject to certain limitations under U.S. or foreign law.
As of December 31, 2020, we had Japanese net operating loss carryforwards, or NOLs, of approximately $3.8 million, due to prior period losses which if not utilized will begin to expire beginning in 2027. Additionally, as of December 31, 2020, we had $24.5 million of U.S. federal NOLs with an indefinite carryforward and $13.0 million of U.S. state NOLs, primarily with a twenty-year carryforward. As part of the Bison Trails acquisition, the Company has acquired additional U.S. federal and U.S. state NOLs of approximately $15 million as of March 31, 2021. Realization of these NOLs, and any future domestic or foreign NOLs that we may generate will depend on future income, and there is a risk that some or all of such NOLs could be subject to limitation or otherwise unavailable to offset future income tax liabilities, which could adversely affect our operating results.
Realization of these NOLs, and any future domestic or foreign NOLs that we may generate will depend on future income, and there is a risk that some or all of such NOLs could be subject to limitation or otherwise unavailable to offset future income tax liabilities, which could adversely affect our operating results.
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Any future NOLs we generate may also be impaired under state laws. In addition, under the 2017 Tax Cuts and Jobs Act, or Tax Act, future tax losses may be utilized to offset no more than 80% of taxable income annually. Therefore, we may be required to pay U.S. federal income taxes in future years despite any U.S. federal NOL carryforwards we have accumulated.. There also is a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs at the state level, or other unforeseen reasons, our future NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of any future NOLs we generate, whether or not we continue to generate taxable profits.
Fluctuations in currency exchange rates could harm our operating results and financial condition.
Revenue generated and expenses incurred from our international operations are often denominated in the currencies of the local countries. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results reflected in our U.S. dollar-denominated financial statements. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. As a result, it could be more difficult to detect underlying trends in our business and operating results. To the extent that fluctuations in currency exchange rates cause our operating results to differ from expectations of investors, the market price of our Class A common stock could be adversely impacted. To date, we have not engaged in currency hedging activities to limit the risk of exchange fluctuations. Even if we use derivative instruments to hedge exposure to fluctuations in foreign currency exchange rates, the use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and may introduce additional risks if we are unable to structure effective hedges with such instruments.
If our estimates or judgment relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, inter-company transactions, and the valuation of stock-based awards and crypto assets we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Class A common stock.
We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted have resulted, and could continue to result, in difficulties or changes to our customer support, or create operational or other challenges, any of which could adversely impact our business and operating results. Further, acts of terrorism, labor activism or unrest, and other geo-political unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, certain of our corporate offices are located in the San Francisco Bay Area, a region known for seismic activity. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, customers will experience significant delays in withdrawing funds, or in the extreme we may suffer loss of customer funds.
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of The Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations. Stockholder activism, the current political and social environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. If we encounter material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

We expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
We also expect that being a public company and complying with applicable rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.
We might require additional capital to support business growth, and this capital might not be available.
We have funded our operations since inception primarily through equity financings and revenue generated by our products and services. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business to respond to business challenges, including developing new products and services, enhancing our operating infrastructure, expanding our international operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If we incur additional debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, we have authorized the issuance of “blank check” preferred stock and common stock that our board of directors could use to, among other things, issue shares of our capital stock in the form of blockchain tokens, implement a stockholder rights plan, or issue other shares of preferred stock or common stock. We may issue shares of capital stock, including in the form of blockchain tokens, to our customers in connection with customer reward or loyalty programs. If we issue additional equity securities, including in the form of blockchain tokens, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued common stock. The trading prices for our common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or crypto asset markets could adversely affect our business and the value of our Class A common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.
Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile, and could decline significantly and rapidly. Market volatility may affect the value of an investment in our Class A common stock and could subject us to litigation.
Prior to the listing of our Class A common stock on Nasdaq, there was no public market for shares of our Class A common stock. Technology stocks have historically experienced high levels of volatility. The market price of our Class A common stock also could be subject to wide fluctuations in response to the risk factors described in this Quarterly Report on Form 10-Q and others beyond our control, including:
•the number of shares of our Class A common stock publicly owned and available for trading;
•overall performance of the equity markets or publicly-listed financial services and technology companies;
•our actual or anticipated operating performance and the operating performance of our competitors;
•changes in the projected operational and financial results we provide to the public or our failure to meet those projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
•any major change in our board of directors, management, or key personnel;
•if we issue additional shares of capital stock, including in the form of blockchain tokens, in connection with customer reward or loyalty programs;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments; and
•other events or factors, including those resulting from COVID-19, war, incidents of terrorism, or responses to these events.
Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders, including our directors, executive officers, and 5% stockholders, and their respective affiliates. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Our directors, executive officers, and 5% stockholders, and their affiliates hold in the aggregate a substantial majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) the date fixed by the board of directors that is no less than 61 days and no more than 180 days after the date that the aggregate number of shares of Class B common stock held by Brian Armstrong and his affiliates is less than 25% of the aggregate number of shares of Class B common stock held by Mr. Armstrong and his affiliates on the date of effectiveness of the registration statement on Form S-1 for the listing of our Class A common stock on Nasdaq; (ii) the date and time specified by affirmative vote of the holders of at least 66-2/3% of the outstanding shares of Class B common stock, voting as a single class, and the affirmative vote of at least 66-2/3% of the then serving members of our board of directors, which must include the affirmative vote of Mr. Armstrong, if either (A) Mr. Armstrong is serving on our board of directors and has not been terminated for cause or resigned except for good reason (as each term is defined in our restated certificate of incorporation) from his position as our Chief Executive Officer or (B) Mr. Armstrong has not been removed for cause or resigned from the position of Chairman of the board of directors; and (iii) the death or disability (as defined in our and restated certificate of incorporation) of Mr. Armstrong, when all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock. Holders of our Class A common stock are not entitled to vote separately as a single class except under certain limited circumstances. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result, we expect that Mr. Armstrong, who beneficially owned approximately 48.3% of the total voting power of our outstanding capital stock as of April 30, 2021, will become the beneficial owner of a majority of the total voting power of our capital stock in the near future. Moreover, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.
The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
Certain stock index providers, such as S&P Dow Jones, exclude companies with multiple classes of shares of common stock from being added to certain stock indices, including the S&P 500. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any exclusion from stock indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
None of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer. Sales or distribution of substantial amounts of our Class A common stock, or the perception that such sales or distributions might occur, could cause the market price of our Class A common stock to decline.
The sale or distribution of a substantial number of shares of our Class A common stock, particularly sales by us or our directors, executive officers, and principal stockholders, or the perception that these sales or distributions might occur in large quantities, could cause the market price of our Class A common stock to decline.
As of March 31, 2021, we had 55,002,032 options outstanding that, if fully exercised, would result in the issuance of 16,858,133 shares of Class B common stock and the issuance of 38,143,899 shares of Class A common stock and 7,514,601 shares of Class A common stock outstanding subject to RSUs. All of the shares of Class A common stock and Class B common stock issuable upon the exercise of stock options or vesting and settlement of RSUs, and reserved for future issuance under our equity incentive plans, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144.
None of our stockholders are subject to any contractual lock-up or other contractual restriction on the transfer or sale of their shares.
In addition, certain holders of shares of our common stock will have rights, subject to some conditions, to require us to file registration statements for the public resale of shares of Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
We also may issue our capital stock or securities convertible into our capital stock, including in the form of blockchain tokens, from time to time in connection with a financing, an acquisition, investments, pursuant to customer rewards, loyalty programs, and other incentive plans, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
If securities or industry analysts do not publish or cease publishing research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and its liquidity could decline.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If securities and industry analysts do not commence coverage of us, or if securities and industry analysts cease coverage of us altogether, the market price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock, or publish inaccurate or unfavorable research about our business, the price of our Class A common stock may decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.
We are not obligated to, and do not intend to pay dividends on any class of our common stock for the foreseeable future.
We have never declared or paid any cash dividends on any class of our common stock, are not obligated to pay, and do not intend to pay any cash dividends in the foreseeable future. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors.
Our payment of any dividends will be subject to contractual and legal restrictions and other factors that our board of directors deems relevant. Moreover, agreements governing any future indebtedness of ours may further limit our ability to pay dividends. In addition, our ability to pay dividends is limited by law. There is no assurance that we will be able or that our board of directors will decide to declare any dividends on any class of our common stock.

Accordingly, investors may have to rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Provisions in our charter documents and under Delaware law, and certain rules imposed by regulatory authorities, could make an acquisition of us, which may be beneficial to our stockholders, more difficult, limit attempts by our stockholders to replace or remove our current management, limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and limit the price of our Class A common stock.
Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a merger, acquisition, or other change of control of our company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our restated certificate of incorporation and restated bylaws include provisions that:
•provide that our board of directors is classified into three classes of directors with staggered three-year terms, subject to staggered board end dates (as defined in our restated certificate of incorporation);
•permit our board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require unanimous approval of our board of directors for the nomination of directors for election, or to fill vacancies, on our board of directors, subject to staggered board end dates;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock and common stock that our board of directors could use to implement a stockholder rights plan or issue other shares of preferred stock or common stock, including blockchain tokens;
•provide that only our Chief Executive Officer or a majority of our board of directors will be authorized to call a special meeting of stockholders;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit cumulative voting;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders, subject to staggered board end dates;
•provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A common stock and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders, subject to staggered board end dates;
•provide that the board of directors is expressly authorized to make, alter, or repeal our restated bylaws; and

•advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
In addition, a third party attempting to acquire us or a substantial position in our common stock may be delayed or ultimately prevented from doing so by change in ownership or control regulations to which our regulated broker-dealer subsidiaries are subject. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity owning, directly or indirectly, 25% or more of a member firm’s equity and would include a change of control of a parent company.
Our restated certificate of incorporation contains an exclusive forum provision for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim that is based upon a breach of fiduciary duty; any action asserting a claim against us or any current or former director, officer, stockholder, employee or agent of ours, arising pursuant to the Delaware General Corporation Law, or DGCL, our restated certificate of incorporation, or our restated bylaws; any action asserting a claim against us that is governed by the internal affairs doctrine; or any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our restated certificate of incorporation provides that the federal district courts of the United States of America are, to the fullest extent permitted by law, the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision, unless we consent in writing to the selection of an alternative forum. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act to the fullest extent permitted by law. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities will be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
From January 1, 2021 to March 31, 2021, we issued and sold to our employees, consultants, and other service providers an aggregate of 620,400 shares of Class A common stock upon the exercise of stock options under our Amended and Restated 2013 Stock Plan (“2013 Plan”), at exercise prices ranging from $14.98 to $17.87 per share, for a weighted-average exercise price of $17.29.
From January 1, 2021 to March 31, 2021, we issued and sold to our employees, consultants, and other service providers an aggregate of 5,537,548 shares of Class B common stock upon the exercise of stock options under our 2013 Plan, at exercise prices ranging from $0.05 to $7.75 per share, for a weighted-average exercise price of $2.96.
From January 1, 2021 to March 31, 2021, we issued and sold to our employees, consultants, and other service providers an aggregate of 1,630,176 shares of Class A common stock upon the exercise of stock options under our 2019 Equity Incentive Plan (“2019 Plan”), at exercise prices ranging from $18.13 to $26.26 per share, for a weighted-average exercise price of $19.93.
From January 1, 2021 to March 31, 2021, we granted to our employees, consultants, and other service providers an aggregate of 3,970,426 restricted stock units to be settled in shares of our Class A common stock under our 2019 Plan.
From January 2021 to March 31, 2021, we issued 181,000 shares of our Class A common stock in connection with the settlement of restricted stock units.
In February 2021, we granted stock options to purchase an aggregate of 470,128 shares of our Class A common stock, with a weighted-average exercise price of $3.45 per share, to certain individuals in connection with the assumption and conversion of stock options to purchase shares of Bison Trails Co. common stock in connection with our acquisition of Bison Trails Co.
In February 2021, we issued 3,584,228 shares of our Class A common stock to 36 accredited investors in connection with our acquisition of Bison Trails Co.
In March 2021, we issued 4,201 shares of our Class A common stock at an exercise price of $5.26 per share to an accredited investor in connection with the exercise of a warrant assumed by us in connection with our acquisition of Tagomi Holdings Inc.
In March 2021, we issued 407,928 shares of our Class B common stock at an exercise price of $1.01 per share to an accredited investor in connection with the exercise of a warrant.
Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients of the foregoing transactions either received adequate information about us or had access, through their relationships with us, to such information.

Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended March 31, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
January 1 – January 31, 2021	—	$—
February 1 – February 28, 2021	8,202	19.36
March 1 – March 31, 2021	—	—
Total	8,202	$19.36
___________________
(1)Represents shares of unvested Class A common stock and Class B common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees’ at the respective original exercise prices.

Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable

ITEM 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	S-8	333-254967	4.1	4/1/21
3.2	Restated Bylaws	S-8	333-254967	4.2	4/1/21
4.1	Form of Class A common stock certificate	S-1	333-253482	4.1	2/25/21
4.2	Amended and Restated Investors’ Rights Agreement by and between Coinbase and certain securityholders dated March 15, 2021	S-1/A	333-253482	4.2	3/17/21
10.1	Form of Indemnification Agreement by and between Coinbase and each of its directors and executive officers	S-1	333-253482	10.1	2/25/21
10.2	2021 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-253482	10.4	2/25/21
10.3	2021 Employee Stock Purchase Plan and forms of enrollment agreements thereunder	S-1	333-253482	10.5	2/25/21
10.4	Employment Agreement by and between Coinbase and Brian Armstrong, dated February 18, 2021	S-1	333-253482	10.6	2/25/21
10.5	Employment Agreement by and between Coinbase and Surojit Chatterjee, dated February 24, 2021	S-1	333-253482	10.7	2/25/21
10.6	Employment Agreement by and between Coinbase and Paul Grewal, dated February 11, 2021	S-1	333-253482	10.8	2/25/21
10.7	Change of Control and Severance Policy	S-1	333-253482	10.9	2/25/21
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL and contained in Exhibit 101	X

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COINBASE GLOBAL, INC.

Date: May 13, 2021	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)