Form 10-Q
period 2021-06-30
Coinbase Global, Inc.
filed 2021-08-11
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00001 par value per share	COIN	Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 3, 2021, the number of shares of the registrant's Class A common stock outstanding was 150,967,792 and the number of shares of the registrant's Class B common stock outstanding was 59,961,149.

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
•our key business metrics used to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions;
•increased expenses associated with being a public company; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value data)
(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$4,365,982	$1,061,850
Restricted cash	30,842	30,787
Customer custodial funds	8,961,812	3,763,392
USDC	144,993	48,938
Accounts and loans receivable, net of allowance	184,579	189,471
Income tax receivable	435,096	—
Prepaid expenses and other current assets	114,751	39,510
Total current assets	14,238,055	5,133,948
Crypto assets held	585,846	316,094
Lease right-of-use assets	105,296	100,845
Property and equipment, net	52,175	49,250
Goodwill	501,259	77,212
Intangible assets, net	119,889	60,825
Other non-current assets	187,688	117,240
Total assets	$15,790,208	$5,855,414
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Custodial funds due to customers	$8,968,505	$3,849,468
Accounts payable and accrued expenses	266,655	85,111
Crypto asset borrowings	366,991	271,303
Lease liabilities, current	30,933	25,270
Other current liabilities	44,480	15,703
Total current liabilities	9,677,564	4,246,855
Lease liabilities, non-current	82,292	82,508
Convertible senior notes, net, non-current	1,406,927	—
Total liabilities	11,166,783	4,329,363
Commitments and contingencies (Note 17)
Convertible preferred stock, $0.00001 par value; 500,000 and 126,605 shares authorized at June 30, 2021 and December 31, 2020, respectively; zero and 112,878 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $578,750 at June 30, 2021 and December 31, 2020, respectively	—	562,467
Stockholders’ equity:
Class A common stock, $0.00001 par value; 10,000,000 and 267,640 shares authorized at June 30, 2021 and December 31, 2020, respectively; 149,011 and 12,204 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	—
Class B common stock, $0.00001 par value; 500,000 and 208,414 shares authorized at June 30, 2021 and December 31, 2020; 60,865 and 60,904 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	—
Additional paid-in capital	1,516,533	231,024
Accumulated other comprehensive income	2,774	6,256
Retained earnings	3,104,116	726,304
Total stockholders’ equity	4,623,425	963,584
Total liabilities, convertible preferred stock, and stockholders’ equity	$15,790,208	$5,855,414
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Net revenue	$2,033,011	$178,331	$3,629,991	$357,413
Other revenue	194,951	8,051	399,082	19,599
Total revenue	2,227,962	186,382	4,029,073	377,012
Operating expenses:
Transaction expense	335,426	23,395	569,492	48,802
Technology and development	291,461	60,777	475,686	107,915
Sales and marketing	195,733	11,383	313,722	21,304
General and administrative	248,195	51,988	369,426	110,946
Other operating expense (income), net	282,422	(3,247)	438,309	7,184
Total operating expenses	1,353,237	144,296	2,166,635	296,151
Operating income	874,725	42,086	1,862,438	80,861
Other expense (income), net	5,844	3,280	(3,109)	7,146
Income before provision for income taxes	868,881	38,806	1,865,547	73,715
(Benefit from) provision for income taxes	(737,468)	6,546	(512,265)	9,482
Net income	$1,606,349	$32,260	$2,377,812	$64,233
Net income attributable to common stockholders:
Basic	$1,589,713	$—	$1,677,909	$10,814
Diluted	$1,593,150	$—	$1,804,860	$12,700
Net income per share attributable to common stockholders:
Basic	$7.77	$—	$11.78	$0.16
Diluted	$6.42	$—	$9.60	$0.15
Weighted-average shares of common stock used to compute net income per share attributable to common stockholders:
Basic	204,728	67,006	142,397	66,982
Diluted	248,147	67,006	187,918	87,571
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$1,606,349	$32,260	$2,377,812	$64,233
Other comprehensive income (loss):
Translation adjustment, net of tax	656	1,287	(3,482)	476
Comprehensive income	$1,607,005	$33,547	$2,374,330	$64,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands)
(unaudited)

	Three Months Ended June 30, 2021
	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at April 1, 2021	112,407	$552,037	85,666	$—	$804,523	$2,118	$1,497,767	$2,304,408
Issuance of common stock upon exercise of stock options	—	—	11,383	—	98,223	—	—	98,223
Stock-based compensation expense	—	—	—	—	189,335	—	—	189,335
Issuance of equity instruments as consideration for business combination	—	—	96	—	14,218	—	—	14,218
Conversion of preferred stock	(112,407)	(552,037)	112,407	2	552,035	—	—	552,037
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	324	—	(51,670)	—	—	(51,670)
Purchase of capped calls	—	—	—	—	(90,131)	—	—	(90,131)
Comprehensive income	—	—	—	—	—	656	—	656
Net income	—	—	—	—	—	—	1,606,349	1,606,349
Balance at June 30, 2021	—	$—	209,876	$2	$1,516,533	$2,774	$3,104,116	$4,623,425

	Three Months Ended June 30, 2020
	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at April 1, 2020	114,959	$564,697	67,052	$—	$103,485	$(1,532)	$435,960	$537,913
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	50	—	(1,549)	—	—	(1,549)
Stock-based compensation expense	—	—	—	—	13,205	—	—	13,205
Comprehensive income	—	—	—	—	—	1,287	—	1,287
Net income	—	—	—	—	—	—	32,260	32,260
Balance at June 30, 2020	114,959	$564,697	67,102	$—	$115,141	$(245)	$468,220	$583,116
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands)
(unaudited)

	Six Months Ended June 30, 2021
	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2021	112,878	$562,467	73,108	$—	$231,024	$6,256	$726,304	$963,584
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	19,293	—	137,804	—	—	137,804
Stock-based compensation expense	—	—	—	—	294,711	—	—	294,711
Issuance of equity instruments as consideration for business combinations	—	—	3,680	—	431,897	—	—	431,897
Conversion of preferred stock	(112,878)	(562,467)	112,878	2	562,465	—	—	562,467
Issuance of shares from exercise of warrants	—	—	412	—	433	—	—	433
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	505	—	(51,670)	—	—	(51,670)
Purchase of capped calls	—	—	—	—	(90,131)	—	—	(90,131)
Comprehensive loss	—	—	—	—	—	(3,482)	—	(3,482)
Net income	—	—	—	—	—	—	2,377,812	2,377,812
Balance at June 30, 2021	—	$—	209,876	$2	$1,516,533	$2,774	$3,104,116	$4,623,425

	Six Months Ended June 30, 2020
	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2020	114,959	$564,697	66,994	$—	$93,820	$(721)	$403,987	$497,086
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	108	—	(1,065)	—	—	(1,065)
Stock-based compensation expense	—	—	—	—	22,386	—	—	22,386
Comprehensive income	—	—	—	—	—	476	—	476
Net income	—	—	—	—	—	—	64,233	64,233
Balance at June 30, 2020	114,959	$564,697	67,102	$—	$115,141	$(245)	$468,220	$583,116
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$2,377,812	$64,233
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,534	14,378
Impairment expense	175,636	268
Stock-based compensation expense	293,963	21,419
Provision for transaction losses and doubtful accounts	9,797	(3,124)
Loss on disposal of property and equipment	11	—
Deferred income taxes	(93,328)	13,488
Unrealized loss on foreign exchange	2,392	6,669
Non-cash lease expense	19,338	12,086
(Gain) loss on investments	(10,271)	397
Change in fair value of contingent consideration	—	2,694
Realized gain on crypto assets	(95,454)	(10,642)
Crypto assets received as revenue	(418,871)	(10,779)
Crypto asset payments for expenses	364,772	7,424
Fair value gain on derivatives	(25,215)	—
Amortization of debt discount and issuance costs	748	—
Changes in operating assets and liabilities:
USDC	(118,156)	48,724
Accounts and loans receivable	83,754	(17,947)
Income taxes, net	(437,287)	(5,621)
Other assets	(126,772)	4,056
Custodial funds due to customers	5,101,293	513,298
Accounts payable and accrued expenses	184,488	7
Lease liabilities	(18,350)	(11,940)
Other liabilities	100,830	(11,450)
Net cash provided by operating activities	7,394,664	637,638
Cash flows from investing activities
Purchase of property and equipment	(235)	(3,230)
Proceeds from sale of property and equipment	31	—
Capitalized internal-use software development costs	(9,787)	(3,605)
Business combination, net of cash acquired	(32,992)	—
Purchase of investments	(38,631)	(3,249)
Purchase of intangible assets	(24,000)	—
Proceeds from settlement of investments	—	203
Purchase of crypto assets held	(1,100,865)	(131,858)
Disposal of crypto assets held	937,472	142,293
Loans originated	(107,596)	—
Proceeds from repayment of retail loans	38,855	—
Net cash (used in) provided by investing activities	(337,748)	554
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	149,865	695
Taxes paid related to net share settlement of equity awards	(51,670)	—
Cash paid to repurchase equity awards	—	(1,930)
Issuance of shares from exercise of warrants	433	—
Issuance of convertible senior notes, net	1,406,179	—
Purchase of capped calls	(90,131)	—
Proceeds from short-term borrowing	20,000	—
Net cash provided by (used in) financing activities	1,434,676	(1,235)
Net increase in cash, cash equivalents, and restricted cash	8,491,592	636,957
Effect of exchange rates on cash	11,015	(3,933)
Cash, cash equivalents, and restricted cash, beginning of period	4,856,029	1,784,417
Cash, cash equivalents, and restricted cash, end of period	$13,358,636	$2,417,441

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$4,365,982	$687,410
Restricted cash	30,842	40,336
Customer custodial funds	8,961,812	1,689,695
Total cash, cash equivalents, and restricted cash	$13,358,636	$2,417,441

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$51,504	$2,065
Operating cash outflows for amounts included in the measurement of operating lease liabilities	$13,413	$14,753

Supplemental schedule of non-cash investing and financing activities
Unsettled purchases of property and equipment	$533	$7,809
Right-of-use assets obtained in exchange for operating lease obligations	$18,460	$2,146
Non-cash consideration paid for business combinations	$442,760	$—
Purchase of crypto assets and investments with non-cash consideration	$2,090	$1,247
Crypto assets borrowed	$290,449	$—
Crypto assets borrowed repaid with crypto assets	$59,348	$—
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The accompanying interim condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), on the same basis as the audited consolidated financial statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2021, condensed consolidated results of operations for the three and six months ended June 30, 2021 and June 30, 2020, and condensed consolidated statements of cash flows for the six months ended June 30, 2021 and June 30, 2020. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2021 and June 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 14, 2021 (the “Prospectus”).
These accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s subsidiaries are entities in which the Company holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Certain subsidiaries of the Company have a basis of presentation different from GAAP. For the purposes of these unaudited condensed consolidated financial statements, the basis of presentation of such subsidiaries is converted to GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
There were no changes to the significant accounting policies or recent accounting pronouncements that were disclosed in Note 2. Summary of Significant Accounting Policies to the audited consolidated financial statements included in the Prospectus, other than as discussed below.
Reclassifications
Certain prior period amounts have been reclassified in order to conform with the current period presentation. These reclassifications have no impact on the Company’s previously reported consolidated net income.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Use of estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions in the Company’s condensed consolidated financial statements and notes thereto.
Significant estimates and assumptions include the determination of the recognition, measurement, and valuation of current and deferred income taxes; the fair value of stock-based awards issued; the useful lives of intangible assets; the useful lives of property and equipment; the impairment of long-lived assets; the Company’s incremental borrowing rate; the fair value of assets acquired and liabilities assumed in business combinations; the fair value of derivatives and related hedges; the fair value of convertible debt; and loss provisions.
Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities.
Business combinations
The results of businesses acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Acquisition-related costs incurred by the Company are recognized as an expense in general and administrative expenses within the condensed consolidated statements of operations.
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement.
During the measurement period, which may be up to one year from the acquisition date, and to the extent that the value was not previously finalized, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information about facts and circumstance that existed at the date of acquisition and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill, provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accounts and loans receivable and allowance for doubtful accounts
Accounts and loans receivables are contractual rights to receive cash either on demand or on fixed or determinable dates, and are recognized as an asset on the Company’s balance sheet. Accounts and loans receivable consists of in-transit customer receivables, post-trade credit receivables, custodial fee revenue receivable, loans receivable, interest receivable, and other receivables.
In-transit customer receivables represent settlements from third-party payment processors and banks for customer transactions. In-transit receivables are typically received within one or two business days of the transaction date. The Company establishes withdrawal-based limits in order to mitigate potential losses by preventing customers from withdrawing the crypto asset to an external blockchain address until the payment settles. In certain jurisdictions, in-transit customer receivables qualify as eligible liquid assets to meet regulatory requirements to fulfill the Company’s direct obligations under custodial funds due to customers.
Post-trade credit receivables represent funds due for crypto assets delivered to credit eligible customers and are typically received within three business days from the transaction date. Post-trade credit receivables enable customers to instantly invest in crypto assets without pre-funding their trade.
Custodial fee revenue receivable represents the fee earned and receivable by the Company for providing a dedicated secure cold storage solution to customers. The fee is based on a contractual percentage of the daily value of assets under custody and is collected on a monthly basis. Such custodial fee revenue income is included in the net revenue in the condensed consolidated statements of operations.
Loans receivable represent loans made to retail users and institutions. These loans are collateralized with crypto assets held by those users in their crypto asset wallet on the Company’s platform. Loans receivable are subsequently measured at amortized cost.
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
The Company held $145.0 million and $48.9 million of USDC as of June 30, 2021 and December 31, 2020, respectively. The underlying U.S. dollar denominated assets are held by the issuer in U.S-regulated financial institutions on behalf of USDC holders.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2021, one customer accounted for more than 10% of the Company’s accounts and loans receivable. As of December 31, 2020, two customers accounted for more than 10% of the Company’s accounts and loans receivable. One customer had fiat of $45.0 million transferred to their platform account prior to December 31, 2020, but the Company had not yet settled the transaction by collecting payment. The Company had extended $20.5 million of post trade credit to the second customer as of December 31, 2020. As these customers had transferred or were in the process of transferring funds to their portfolio equal to or in excess of the crypto assets purchased, the Company did not record an allowance for doubtful accounts.
As of June 30, 2021, the Company had two payment processors and one bank partner account representing 7%, 8%, and 4% of accounts and loans receivable, respectively. As of December 31, 2020, the Company had one payment processor and two bank partner accounts representing 7%, 8%, and 7% of accounts and loans receivable, respectively. During the three and six months ended June 30, 2021 and June 30, 2020, no customer accounted for more than 10% of total revenue.
Recent accounting pronouncements
Recently adopted accounting pronouncements
On August 5, 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity, by removing certain separation models that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. After adoption of ASU 2020-06 entities will not separately present in equity an embedded conversion feature in such debt. Instead entities will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible instrument was issued at a substantial premium. ASU 2020-06 also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. Under ASU 2020-06, entities must apply the more dilutive of the if-converted method and the two-class method to all convertible instruments; the treasury stock method is no longer available. ASU 2020-06 eliminates an entity’s ability to overcome the presumption of share settlement, and as a result, the issuers of convertible debt that may be settled in any combination of cash or stock at the issuer’s option, must use the more dilutive among the if-converted method and the two-class method in computing diluted net income per share, which is typically more dilutive than the net share settlement under the treasury stock method. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. The Company early adopted ASU 2020-06 on January 1, 2021. The adoption of this new guidance did not have an impact on the Company’s consolidated financial statements since the Company had no existing convertible notes prior to issuance of the 2026 Notes, described below, in the second quarter of 2021. Further, the Company’s outstanding convertible preferred stock, which were converted into common stock in conjunction with the Company’s direct listing of its Class A common stock on the Nasdaq Global Select Market (the “Direct Listing”), did not contain any beneficial conversion feature. The Convertible Senior Notes issued in May 2021 are accounted for in accordance with this new guidance. See Note 9. Convertible Senior Notes for additional information.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On December 18, 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other things, the new guidance simplifies intraperiod tax allocation and reduces the complexity in accounting for income taxes with year-to-date losses in interim periods. The Company adopted the standard on January 1, 2021. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
On August 29, 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted the standard on January 1, 2021 using the prospective transition approach. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company adopted the standard on January 1, 2021 using the modified retrospective approach. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements, as the Company’s receivables are either fully collateralized or are short term in nature and therefore less susceptible to risks and uncertainty of credit losses over extended periods of time.
3.    ACQUISITIONS
2021 Acquisitions
Bison Trails
On February 8, 2021, the Company completed the acquisition of Bison Trails Co. (“Bison Trails”) by acquiring all issued and outstanding common stock and stock options of Bison Trails. Bison Trails is a platform-as-a-service company that provides a suite of easy-to-use blockchain infrastructure products and services on multiple networks to custodians, exchanges and funds.
Prior to the acquisition, the Company held a minority ownership stake in Bison Trails, which was accounted for as a cost method investment. In accordance with Accounting Standards Codification 805, Business Combinations, the acquisition was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the cost method investment was remeasured to fair value as of the acquisition date. The Company considered multiple factors in determining the fair value of the previously held cost method investment, including the price negotiated with the selling shareholders and current trading multiples for comparable companies. Based on this analysis, the Company recognized an $8.8 million gain on remeasurement, which was recorded in other expense (income), net in the condensed consolidated statement of operations on the acquisition date.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed using a cost based approach (in thousands):

Cash and cash equivalents	$12,201
Crypto assets held	5,177
Accounts and loans receivable, net of allowance	2,323
Prepaid expenses and other current assets	122
Intangible assets	39,100
Goodwill	404,167
Other non-current assets	1,221
Lease right-of-use assets	808
Total assets	465,119

Accounts payable and accrued expenses	2,446
Lease liabilities	808
Other liabilities	4,597
Total liabilities	7,851
Net assets acquired	$457,268

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
The intangible assets will be amortized on a straight-line basis over their respective useful lives to technology and development for developed technology and general and administrative for user base. Amortization of the IPR&D will be recognized in technology and development once the research and development is placed into service as internally developed software. Management applied significant judgement in determining the fair value of intangible assets, which involved the use of estimates and assumptions with respect to development costs and profit, costs to recreate customer relationships, market participation profit, and opportunity cost.
Total acquisition costs of $3.7 million were incurred related to the acquisition, which were recognized as an expense and included in general and administrative expenses in the condensed consolidated statements of operations.
Other Acquisition
During the three months ended June 30, 2021, the Company completed an acquisition for $35.2 million, which was paid in cash and the Company’s common stock. This entity has been included in the Company’s condensed consolidated results of operations since its acquisition date. The impact of this acquisition was not material to the Company’s condensed consolidated financial statements.
2020 Acquisition
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash and cash equivalents	$13,777
Customer custodial funds	19,837
Crypto assets held	5,687
Accounts and loans receivable, net of allowance	5,795
Prepaid expenses and other current assets	633
Intangible assets	7,350
Goodwill	22,516
Other non-current assets	1,611
Total assets	77,206

Custodial funds due to customers	20,787
Accounts payable and accrued expenses	5,953
Crypto borrowings	8,674
Total liabilities	35,414
Net assets acquired	$41,792

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
The developed technology, customer relationships, and licenses represent the estimated fair value of Tagomi’s trading platform, existing relationships with customers, and money transmitter licenses held, respectively. Total acquisition costs of $1.1 million were incurred related to the acquisition, which were recognized as an expense and included in general and administrative expenses in the condensed consolidated statements of operations.
A related party of the Company was a prior equity holder of Tagomi, and as a result of the acquisition, was entitled to receive up to 264,527 shares of the Company’s Class A common stock.
The impact of this acquisition was considered immaterial to both the current and prior periods of the Company’s condensed consolidated financial statements and pro forma financial information has not been provided.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue
Transaction revenue
Retail, net	$1,827,951	$163,825	$3,283,121	$325,827
Institutional	102,431	8,039	187,840	18,028
Total transaction revenue	1,930,382	171,864	3,470,961	343,855
Subscription and services revenue
Custodial fee revenue	31,698	3,079	55,148	5,791
Blockchain rewards	39,022	2,713	49,566	4,162
Earn campaign revenue	16,947	109	28,058	109
Interest income	6,481	190	9,801	2,749
Other subscription and services revenue	8,481	376	16,457	747
Total subscription and services revenue	102,629	6,467	159,030	13,558
Total net revenue	2,033,011	178,331	3,629,991	357,413

Other revenue
Crypto asset sales revenue	194,524	7,698	398,323	17,558
Corporate interest income	427	353	759	2,041
Total other revenue	194,951	8,051	399,082	19,599

Total revenue	$2,227,962	$186,382	$4,029,073	$377,012

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company considers its performance obligation satisfied, and recognizes revenue, at the point in time the transaction is processed. Contracts with customers are usually open-ended and can be terminated by either party without a termination penalty. Therefore, contracts are defined at the transaction level and do not extend beyond the service already provided.
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
The transaction price includes estimates for reductions in revenue from transaction fee reversals that may not be recovered from customers. Such reversals occur when the customer disputes a transaction processed on their credit card or their bank account for a variety of reasons and seeks to have the charge reversed after the Company has processed the transaction. These amounts are estimated based upon the most likely amount of consideration to which the Company will be entitled. All estimates are based on historical experience and the Company’s best judgment at the time to the extent it is probable that a significant reversal of revenue recognized will not occur. All estimates of variable consideration are reassessed periodically. The total transaction price is allocated to the single performance obligation. While the Company recognizes transaction fee reversals as a reduction of net revenue, crypto asset losses related to those same transaction reversals are included in transaction expense.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Custodial fee revenue
The Company provides a dedicated secure cold storage solution to customers and earns a fee, which is based on a contractual percentage of the daily value of assets under custody. The fee is collected on a monthly basis. These contracts typically have one performance obligation which is provided and satisfied over the term of the contracts as customers simultaneously receive and consume the benefits of the services. The contract may be terminated by a customer at any time, without incurring a penalty. Customers are billed on the last day of the month during which services were provided, with the amounts being due within thirty days of receipt of the invoice. Amounts receivable from customers for custodial fee revenue, net of allowance, were $17.3 million and $4.4 million as of June 30, 2021 and December 31, 2020, respectively. The allowance recognized against these fees was not material for any of the periods presented.
Blockchain rewards
The Company generates revenues in crypto assets through various blockchain protocols. These blockchain protocols, or the participants that form the protocol networks, reward users for performing various activities on the blockchain, such as participating in proof-of-stake networks and other consensus algorithms. The Company considers itself the principal in the transactions with the blockchain networks, and therefore presents such blockchain rewards earned on a gross basis. Blockchain rewards are primarily comprised of staking revenue in which the Company participates in networks with proof-of-stake consensus algorithms, through creating or validating blocks on the network. In exchange for participating in the consensus mechanism of these networks, the Company earns rewards in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete and the rewards are available for transfer. Revenue is measured based on the number of tokens received and the fair value of the token at the date of recognition.
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
Interest income and corporate interest income
The Company holds customer custodial funds and cash and cash equivalents at certain third-party banks which earn interest. The Company also earns interest income under a revenue sharing arrangement and on loans granted to retail and institutional users. Interest income is calculated using the interest method and is not within the scope of Topic 606 – Revenue from Contracts with Customers. Interest earned on customer custodial funds, revenue sharing, and loans is included in interest income within subscription and services revenue. Interest earned on cash and cash equivalents is included in corporate interest income, within other revenue.
Other subscription and services revenue
Other subscription and services revenue primarily includes revenue from early stage services being offered by the Company, such as subscription license revenue. Generally, contracts with customers of early-stage products contain one performance obligation, do not have variable consideration, and are satisfied at a point in time or over the period that services are provided.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other revenue
Other revenue includes the sale of crypto assets and corporate interest income. Periodically, as an accommodation to customers, the Company may fulfill customer transactions using the Company’s own crypto assets. The Company has custody and control of the crypto assets prior to the sale to the customer and records revenue at the point in time when the sale to the customer is processed. Accordingly, the Company records the total value of the sale in other revenue and the cost of the crypto assets in other operating expense within the condensed consolidated statements of operations. The cost of crypto assets used in fulfilling customer transactions was $178.8 million and $7.9 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $365.2 million and $18.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
Related party transactions
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. Fees charged to these users are on terms no more favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. The Company recognized revenue with related parties of $8.0 million and $0.5 million for the three months ended June 30, 2021 and June 30, 2020, respectively and $13.3 million and $1.0 million for the six months ended June 30, 2021 and June 30, 2020. As of June 30, 2021 and December 31, 2020, amounts receivable from related parties was $2.7 million and $0.6 million, respectively.
Revenue by geographic location
In the table below are the revenues disaggregated by geography, based on domicile of the client or booking location, as applicable (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$1,870,465	$138,181	$3,335,900	$280,368
Rest of the World(1)	357,497	48,201	693,173	96,644
Total revenue	$2,227,962	$186,382	$4,029,073	$377,012
__________________
(1)No other individual country accounted for more than 10% of total revenue
5.    ACCOUNTS AND LOANS RECEIVABLE
Accounts and loans receivable, net of allowance consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
In-transit customer receivables	$46,410	$90,571
Post-trade credit receivables	1,340	66,326
Custodial fee revenue receivable	18,076	4,636
Loans receivable(1)	95,538	6,790
Interest and other receivables	35,173	23,309
Allowance for doubtful accounts(2)	(11,958)	(2,161)
Total accounts and loans receivable, net of allowance	$184,579	$189,471
__________________
(1)The fair value of collateral held as security exceeded the outstanding loans receivable as of June 30, 2021 and December 31, 2020, so no allowance was recorded.
(2)Includes provision for transaction losses of $9.0 million and $1.3 million as of June 30, 2021 and December 31, 2020, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Loans receivable
The Company grants loans to retail users and institutions. As of June 30, 2021 and December 31, 2020, the Company had granted loans with an outstanding balance of $95.5 million and $6.8 million, respectively. The related interest receivable on the loans as of June 30, 2021 and December 31, 2020, was $0.54 million and $0.04 million, respectively.
The amounts loaned are collateralized with the crypto assets held by the borrower in their crypto asset wallet on the Company’s platform. The Company does not have the right to use such collateral unless the borrower defaults on the loans. The Company’s credit exposure is significantly limited and no allowance was recorded against these loans receivable. Loans receivable are measured at amortized cost. The carrying value of the loans approximates their fair value. As of June 30, 2021 and December 31, 2020, there were no loans receivable past due.
6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Balance, beginning of period	$77,212	$54,696
Additions due to business combinations	424,047	22,516
Balance, end of period	$501,259	$77,212
There was no impairment recognized against goodwill at the beginning or end of the periods.
Intangible assets
Intangible assets consisted of the following (in thousands, except years data):

As of June 30, 2021	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Acquired developed technology	$65,208	$(20,158)	$45,050	2.19
User base	2,997	(450)	2,547	2.25
Customer relationships	66,591	(21,349)	45,242	4.08
Non-compete agreement	2,402	(922)	1,480	3.09
Assembled workforce	24,000	(230)	23,770	1.98
In-process research and development(1)	1,200	—	1,200	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Licenses	350	—	350	N/A
Crypto assets held(2)	585,846	—	585,846	N/A
Total	$748,844	$(43,109)	$705,735
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of 3 years.
(2)Crypto assets held as of June 30, 2021 includes $23.2 million of crypto assets loaned to customers under the post-trade credit settlement arrangements as these did not meet the criteria for derecognition.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Acquired developed technology	$20,708	$(13,024)	$7,684	2.09
Customer relationships	66,591	(15,771)	50,820	4.58
Trade name	30	(30)	—	0
Non-compete agreement	2,402	(681)	1,721	3.58
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Licenses	350	—	350	N/A
Crypto assets held	316,094	—	316,094	N/A
Total	$406,425	$(29,506)	$376,919
Amortization expense of intangible assets was $8.3 million and $15.2 million for the three and six months ended June 30, 2021, respectively. Amortization expense of intangible assets was $3.9 million and $7.9 million for the three and six months ended June 30, 2020, respectively. The Company estimates that there is no significant residual value related to its amortizing intangible assets.
Crypto assets held are accounted for as an indefinite-lived intangible asset, and thus, are recognized at cost and subject to impairment losses if the fair value of crypto assets decreases below the carrying value at any time during the period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. The Company recorded gross impairment charges of $174.8 million and $175.6 million during the three and six months ended June 30, 2021 due to the observed market price of crypto assets decreasing below the carrying value at some point during the period. The Company partially recovered impairments recorded during the period through both subsequent crypto asset sales and disposals. Impairment charges of $58.2 million and $0.3 million relate to the crypto assets still held as of June 30, 2021 and June 30, 2020, respectively. Impairment expense is included in other operating expense (income), net in the condensed consolidated statements of operations.
Crypto assets held consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Crypto assets held as investments	$58,328	$24,438
Crypto assets held for operating purposes	164,410	37,830
Crypto assets borrowed	363,108	253,826
Total crypto assets held	$585,846	$316,094
See Note 11. Fair Value Measurements, for additional details regarding the carrying value of the Company’s crypto assets held.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The expected future amortization expense for intangible assets other than IPR&D as of June 30, 2021 is as follows (in thousands):

2021 (for the remainder of)	$23,010
2022	45,009
2023	32,270
2024	11,346
2025	6,454
Thereafter	—
Total expected future amortization expense	$118,089

7.    PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets and other non-current assets consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid expenses and other current assets
Prepaid expenses	$89,328	$36,218
Warrant to purchase crypto assets	—	2,575
Deposits	20,214	—
Other	5,209	717
Total prepaid expenses and other current assets	$114,751	$39,510

Other non-current assets
Equity method investments	$1,056	$2,000
Strategic investments	66,546	26,146
Deferred tax assets	109,540	20,807
Deposits	10,546	68,287
Total other non-current assets	$187,688	$117,240
Equity method investments
The Company acquired a 50% interest in Centre Consortium, LLC in August 2019. The Company has significant influence over the entity, but does not have power or control. The Company’s share of earnings and losses are included in other expense (income), net in the condensed consolidated statements of operations.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Strategic investments
The Company invests in various companies and technologies through Coinbase Ventures, the Company’s venture capital arm. The components of other investments accounted for under the measurement alternative included in the table above are presented below (in thousands):

	June 30,	December 31,
	2021	2020
Carrying amount, beginning of period	$26,146	$15,599
Net additions	40,071	9,687
Upward adjustments	2,379	1,307
Previously held interest in Bison Trails (see Note 3)	(2,000)	—
Impairments and downward adjustments	(50)	(447)
Carrying amount, end of period	$66,546	$26,146
Upward adjustments, impairments, and downward adjustments from remeasurement of investments are included in other expense (income), net in the condensed consolidated statements of operations. As of June 30, 2021, cumulative upward adjustments were $3.7 million and cumulative impairments and downward adjustments were $2.6 million.
8.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accounts payable	$35,982	$12,031
Accrued expenses	90,990	33,987
Accrued payroll and payroll related	94,541	23,403
Income taxes payable	3,613	5,805
Other payables	41,529	9,885
Total accounts payable and accrued expenses	$266,655	$85,111

9.     CONVERTIBLE SENIOR NOTES
In May 2021, the Company issued an aggregate of $1.44 billion of convertible senior notes due in 2026 (the “2026 Notes”) pursuant to an indenture, dated May 18, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2026 Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
The 2026 Notes are senior unsecured obligations of the Company and bear interest at a rate of 0.5% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2026 Notes mature on June 1, 2026, unless earlier converted, redeemed or repurchased. The proceeds received of $1.42 billion were net of a 1% original issue discount.
The initial conversion rate for the 2026 Notes is 2.6994 shares of the Company's Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $370.45 per share of the Class A common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The 2026 Notes will be convertible at the option of the holders before December 1, 2025 only upon the occurrence of certain events, and from and after December 1, 2025, at any time at their election until the close of business on the second scheduled trading day immediately preceding June 1, 2026, only under certain circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally in the event of a corporate event constituting a fundamental change (as defined in the Indenture), holders of the 2026 Notes may require the Company to repurchase all or a portion of their 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes being repurchased, plus accrued and unpaid special interest or additional interest, if any, to, but excluding, the date of the fundamental change repurchase.
The Company accounted for the 2026 Notes wholly as debt because (1) the conversion features do not require bifurcation as a derivative under ASC 815 and (2) the 2026 Notes were not issued at a substantial premium.
Discounts on the 2026 Notes reflect a 1% original issue discount of $14.4 million and debt issuance costs related to the 2026 Notes of $16.9 million, which include commissions payable to the underwriters and third-party offering costs. Discounts are amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes. For the three months ended and six months ended June 30, 2021, total interest expense on the 2026 Notes was $1.5 million with coupon interest expense of $0.8 million and the amortization of debt discounts and debt issuance costs of $0.7 million. The effective interest rate on the 2026 Notes is 0.9%. As of June 30, 2021, the outstanding aggregate principal balance of the 2026 Notes and the related unamortized discounts were $1.44 billion and $30.6 million, respectively.
Capped Calls
On May 18, 2021, in connection with the pricing of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions (the "option counterparties") at a cost of $90.1 million. The Capped Calls cover, subject to customary adjustments, the number of shares of Class A common stock initially underlying the 2026 Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2026 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Notes its common stock price exceeds the conversion price of the 2026 Notes. The Capped Calls have an initial strike price of approximately $370.45 per share of Class A common stock and an initial cap price of approximately $478 per share of Class A common stock.
The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in capital within stockholders’ equity.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.    DERIVATIVES
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding, in native units.

	June 30,	December 31,
	2021	2020
Crypto asset borrowings with embedded derivatives:
BTC	8,305	9,305
ETH	15,000	3,000
ICP	750,000	—
XRP	—	1,500,000

Warrant to purchase crypto assets:
UNI	—	800,000
The following tables summarize information on derivative assets and liabilities that are reflected in the Company’s condensed consolidated balance sheets, by accounting designation (in thousands):

	Gross derivative assets				Gross derivative liabilities
June 30, 2021	Not designated as hedges	Designated as hedges	Total derivative assets	Net derivative assets	Not designated as hedges	Designated as hedges	Total derivative liabilities	Net derivative liabilities
Crypto borrowings with embedded derivatives	$—	$223,284	$223,284	$223,284	$—	$168,818	$168,818	$168,818
Total fair value of derivative assets and liabilities	$—	$223,284	$223,284	$223,284	$—	$168,818	$168,818	$168,818

	Gross derivative assets				Gross derivative liabilities
December 31, 2020	Not designated as hedges	Designated as hedges	Total derivative assets	Net derivative assets	Not designated as hedges	Designated as hedges	Total derivative liabilities	Net derivative liabilities
Crypto borrowings with embedded derivatives	$—	$—	$—	$—	$12,696	$114,395	$127,091	$127,091
Warrant to purchase crypto assets	2,575	—	2,575	2,575	—	—	—	—
Total fair value of derivative assets and liabilities	$2,575	$—	$2,575	$2,575	$12,696	$114,395	$127,091	$127,091

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Fair value hedge gains and losses
The Company includes gains (losses) on the hedging derivative and the hedged item in other operating expenses (income), net within the condensed consolidated statements of operations. The following tables present derivative instruments used in fair value hedge accounting relationships, as well as pre-tax gains (losses) recorded on such derivatives and the related hedged items (in thousands):

	Gains (losses) recorded in income
	Three months ended June 30, 2021			Three months ended June 30, 2020
	Derivatives	Hedged items	Income statement impact	Derivatives	Hedged items	Income statement impact
Crypto borrowings with embedded derivatives	$448,957	$(427,240)	$21,717	$—	$—	$—

	Gains (losses) recorded in income
	Six months ended June 30, 2021			Six months ended June 30, 2020
	Derivatives	Hedged items	Income statement impact	Derivatives	Hedged items	Income statement impact
Crypto borrowings with embedded derivatives	$181,557	$(169,116)	$12,441	$—	$—	$—
The following amounts were recorded in the condensed consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the condensed consolidated statements of operations in future periods as an adjustment to other operating expense (income), net (in thousands):

		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items
June 30, 2021	Carrying amount of the hedged items	Active hedging relationships	Discontinued hedging relationships	Total
Assets	$363,108	$(56,623)	$—	$(56,623)

		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items
December 31, 2020	Carrying amount of the hedged items	Active hedging relationships	Discontinued hedging relationships	Total
Assets	$247,735	$113,102	$—	$113,102
Crypto asset borrowings
The carrying value of the outstanding host contract as of June 30, 2021 and December 31, 2020 was $421.5 million and $144.2 million, respectively. The fair value of the embedded derivative assets and liabilities as of June 30, 2021 was $223.3 million and $168.8 million, respectively. The fair value of the embedded derivative assets and liabilities as of December 31, 2020 was $0 and $127.1 million, respectively. The fee on these borrowings ranged from 0.0% to 3.5%. During the six months ended June 30, 2021 and June 30, 2020, the Company paid $7.2 million and zero of borrowing fees in crypto assets, respectively. This borrowing fee is included in other operating expense (income), net in the condensed consolidated statements of operations.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.    FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$3,234,215	$—	$—	$3,234,215	$212,818	$—	$—	$212,818
Customer custodial funds(2)	3,614,705	—	—	3,614,705	1,171,274	—	—	1,171,274
Crypto assets held(3)	—	363,108	—	363,108	—	247,735	—	247,735
Derivative assets(4)(5)	—	223,284	—	223,284	—	—	2,575	2,575
Total assets	$6,848,920	$586,392	$—	$7,435,312	$1,384,092	$247,735	$2,575	$1,634,402

Liabilities
Derivative liabilities(5)	$—	$168,818	$—	$168,818	$—	$127,091	$—	$127,091
Total liabilities	$—	$168,818	$—	$168,818	$—	$127,091	$—	$127,091
__________________
(1)Excludes corporate cash of $1.1 billion and $849.0 million held in deposit at financial institutions and crypto asset trading venues and not measured and recorded at fair value as of June 30, 2021 and December 31, 2020, respectively.
(2)Excludes customer custodial funds of $5.3 billion and $2.6 billion held in deposit at financial institutions and not measured and recorded at fair value as of June 30, 2021 and December 31, 2020, respectively.
(3)Includes crypto assets held that have been designated as hedged items in fair value hedges and excludes crypto assets of $222.7 million and $68.4 million held at cost as of June 30, 2021 and December 31, 2020, respectively.
(4)Level 3 derivative assets represent warrants to purchase crypto assets, which are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
(5)Excludes crypto asset borrowings of $421.5 million and $144.2 million, representing the host contract which is not measured and recorded at fair value as of June 30, 2021 and December 31, 2020, respectively.

The Company did not make any transfers between the levels of the fair value hierarchy during the six months ended June 30, 2021 and the year ended December 31, 2020.
Level 3 derivative assets
The following table presents a reconciliation of the derivative assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

Balance as of January 1, 2021	$2,575
Fair value adjustment	14,757
Exercise of warrants	(17,332)
Balance as of June 30, 2021	$—
The derivative assets balance were included in prepaid expenses and other current assets in the condensed consolidated balance sheets. The derivative assets were solely represented by warrant agreements to purchase crypto assets from asset issuers. Upon exercise of the warrants, the underlying crypto assets were subject to transfer and sale restrictions, and vested over periods of between one to four years. The fair value of the warrants were based on the number of crypto assets to be received upon exercise, the fair value of the crypto asset, and a discount for lack of marketability due to the underlying restriction on the crypto assets. The discount for lack of marketability was estimated using the Finnerty and Asian put option models. The fair value adjustments are included in other operating expense (income), net in the condensed consolidated statements of operations. The following significant unobservable inputs were used:

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30, 2021	Six Month Ended June 30, 2021
Discount rate	0.01% - 0.15%	0.01% - 0.15%
Historical volatility of comparable crypto assets	105% - 175%	105% - 175%
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
The Company estimates the fair value of the 2026 Notes based on market observable inputs (Level 2). As of June 30, 2021, the estimated fair value and carrying value of the 2026 Notes was $1.45 billion and $1.41 billion, respectively.
12.    CONVERTIBLE PREFERRED STOCK
On April 1, 2021, in anticipation of the Direct Listing and following a vote by the requisite holders of the convertible preferred stock, all outstanding shares of the Company’s convertible preferred stock were converted into 8,556,952 shares of the Company’s Class A common stock and 103,850,006 shares of the Company’s Class B common stock. Effective immediately following the conversion, the Company amended and restated its certificate of incorporation (the “Restated Certificate of Incorporation”) to authorize 500,000,000 shares of undesignated preferred stock. See Note 13. Common Stock for additional details. The Company’s board of directors (the “Board”) has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.
A summary of the Company’s authorized, issued, and outstanding shares of convertible preferred stock was as follows (in thousands, except per share data):
As of June 30, 2021, there was no convertible preferred stock issued and outstanding.

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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The change in the number of outstanding shares of convertible preferred stock per class was as follows (in thousands):

	Series FF	Series A	Series B	Series C	Series D	Series E
Balance at January 1, 2021	5,739	27,349	21,831	31,656	17,471	8,832
Conversion to Class A common stock	—	(117)	—	(36)	(43)	(8,832)
Conversion to Class B common stock	(5,739)	(27,232)	(21,831)	(31,620)	(17,428)	—
Balance at June 30, 2021	—	—	—	—	—	—
During the six months ended June 30, 2021 and year ended December 31, 2020, there were sales of convertible preferred stock between stockholders. Pursuant to the terms of sale of the convertible preferred stock, those preferred shares converted to Class A common stock. The Company did not sell any shares or receive any proceeds from the transactions.
13.    COMMON STOCK
On April 1, 2021, in anticipation of the Direct Listing and upon a vote by the requisite holders of the Company’s convertible preferred stock, all outstanding shares of convertible preferred stock were converted into 8,556,952 shares of Class A common stock and 103,850,006 shares of Class B common stock.
Effective April 1, 2021, in connection with the Direct Listing, the Company amended and restated its certificate of incorporation to authorize 10,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, 500,000,000 shares of undesignated common stock, and 500,000,000 shares of undesignated preferred stock. Shares of Class A common stock and Class B common stock will be treated equally, identically and ratably, on a per share basis, with respect to dividends that may be declared by the Board. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 20 votes per share. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters (including the election of directors) submitted to a vote of the stockholders of the Company. Upon a liquidation, dissolution or winding-up of the Company, the assets legally available for distribution to stockholders would be distributed ratably among the holders of Class A common stock and Class B common stock and any participating preferred stock or new series of common stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock or new series of common stock. Shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a one-to-one basis. In addition, each share of Class B common stock will automatically convert into a share of Class A common stock upon a sale or transfer (other than with respect to certain estate planning and other transfers). Further, upon certain events specified in the restated certificate of incorporation, all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company has reserved shares of Class A common stock and Class B common stock for issuance for the following purposes (in thousands):

	June 30,	December 31,
	2021	2020
Class A common stock
Conversion of Series E convertible preferred stock	—	8,832
Options issued and outstanding under 2013 Plan	1,915	3,550
Options issued and outstanding under 2019 Plan	32,091	37,232
RSUs issued and outstanding under 2019 Plan	6,885	3,766
Shares available for future issuance under the 2019 Plan	—	2,193
RSUs issued and outstanding under 2021 Plan	532	—
Shares available for future issuance under the 2021 Plan	36,163	—
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	5,175	—
Replacement options issued and outstanding from Tagomi acquisition	5	32
Replacement options issued and outstanding from Bison Trails acquisition	278	—
Exercise and conversion of outstanding warrant	—	4
Shares available for future issuance of warrants	2,296	2,296
Total Class A common stock shares reserved	85,340	57,905

Class B common stock
Conversion of FF Preferred and Series A, B, C, and D convertible preferred stock	—	104,046
Options issued and outstanding under 2013 Plan	9,070	22,442
Exercise and conversion of outstanding warrant	—	408
Total Class B common stock shares reserved	9,070	126,896
14.    STOCK-BASED COMPENSATION
Stock plans
The Company maintains four equity incentive plans: the 2013 Stock Plan (the “2013 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), the 2021 Equity Incentive Plan (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan (the “ESPP” and collectively, the “Plans”). Following the Direct Listing, the Company has only issued awards under the 2021 Plan and the ESPP, and no additional awards will be granted under the 2013 Plan and 2019 Plan.
In April 2021, the Company adopted the 2021 Plan. The 2021 Plan serves as the successor to the 2019 Plan. Outstanding awards under the 2019 Plan continue to be subject to the terms and conditions of the 2019 Plan. The 2021 Plan provides for the granting of incentive stock options, restricted stock units (“RSUs”), restricted stock, stock appreciation rights and performance and stock bonus awards to assist in attracting, retaining and motivating employees. As of June 30, 2021, the Company has reserved 36,695,036 shares of Class A common stock for issuance under the 2021 Plan. The number of shares available for grant and issuance under the 2021 Plan will be automatically increased on January 1st of each of the first ten fiscal years during the term of the 2021 Plan by the lesser of (a) five percent of the number of shares of all classes of the Company’s common stock issued and outstanding on an as converted to common stock basis on each December 31st immediately prior to the date of increase or (b) such number of Shares determined by the Board.
As of June 30, 2021, only stock options and RSUs were issued and outstanding under the Plans.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock options
Activity of options outstanding are as follows (in thousands, except per share and years data):

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2021	63,256	$14.84	8.17	$2,527,396
Assumed options from acquisition	470	3.45
Exercised	(19,293)	7.78
Forfeited and cancelled	(1,074)	19.63
Balance at June 30, 2021	43,359	17.75	8.21	10,213,272
Vested and exercisable at June 30, 2021	12,744	9.59	6.79	3,105,922
Vested and expected to vest at June 30, 2021	37,225	16.81	8.06	8,803,438

As of June 30, 2021, there was total unrecognized compensation cost of $251.5 million related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 3.89 years.
As of June 30, 2021, there were 858,181 shares subject to repurchase related to stock options early exercised and not yet vested, but that are expected to vest. As of June 30, 2021, the Company recorded a liability related to these shares subject to repurchase in the amount of $16.6 million, which is included within other current liabilities in the accompanying condensed consolidated balance sheets.
Chief Executive Officer performance award
During April 2021, as a result of the Company’s registration statement being declared effective by the Securities and Exchange Commission under the Securities Act, the performance condition of the option award granted to the Chief Executive Officer was met. During the three and six months ended June 30, 2021, compensation expense of $6.4 million was recognized related to this award. On July 8, 2021, the first price target of the award was met, resulting in the vesting of 3,159,930 shares subject to the option award.
Restricted stock units
The Company’s RSUs vest upon the satisfaction of a service-based condition. In general, the RSUs vest over a service period ranging from two to four years. Once vested, the RSUs are settled by delivery of Class A common stock.
Activity of RSUs outstanding under the Plan are as follows (in thousands, except per share data):

	Number of shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2021	3,766	$54.80
Granted	4,512	225.40
Vested	(734)	133.25
Forfeited and cancelled	(127)	137.42
Balance at June 30, 2021	7,417	141.25

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
For RSUs granted prior to the Direct Listing, the fair value of the Class A common stock was determined using linear interpolation between the dates at which the Company obtained third-party valuations, for financial reporting purposes. This method was determined to be reasonable, as no single event was identified that caused the increase in the fair value of the common stock. For RSUs granted after the Direct Listing of the Company’s Class A common stock, the closing stock price on the grant date of the Company’s Class A common stock was used as the fair value.
As of June 30, 2021, there was total unrecognized compensation cost of $976.0 million related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of approximately 2.87 years.
Restricted common stock
As part of the Company’s acquisitions, the Company issued restricted Class A common stock. Vesting of this restricted Class A common stock is dependent on a service-based vesting condition that is satisfied over three years. The Company has the right to repurchase shares at par value for which the vesting condition is not satisfied. Activity of restricted Class A common stock are as follows (in thousands, except per share data):

	Number of shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2021	824	$23.46
Granted	1,351	173.12
Vested	—	—
Forfeited and cancelled	—	—
Balance at June 30, 2021	2,175	116.44
As of June 30, 2021, there was total unrecognized compensation cost of $217.3 million related to unvested restricted Class A common stock. These costs are expected to be recognized over a weighted-average period of approximately 2.58 years.
Employee Stock Purchase Plan
In February 2021, the Board approved and adopted the ESPP. The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount, over a series of offering periods through accumulated payroll deductions over the period. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is lower than the stock price on the offering date. The Company recognizes stock-based compensation expenses related to shares issued pursuant to its ESPP on a straight-line basis over the offering period, which is 24. The fair value of employee stock purchase plan rights are estimated on the date of grant using the Black-Scholes-Merton option valuation model. The ESPP went effective on the day the Company’s registration statement went effective, April 1, 2021.
The grant date of the initial offering period was May 3, 2021, and that offering period shall end on April 30, 2023. For the three and six months ended June 30, 2021, total compensation cost of $2.1 million was recognized related to the ESPP. As of June 30, 2021, the Company recorded a liability of $5.0 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the plan. This amount is included within accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock-based compensation expense
Stock based compensation is included in the following components of expenses on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Technology and development	$130,988	$7,710	$204,245	$12,592
Sales and marketing	6,674	305	10,204	480
General and administrative	51,673	7,869	79,514	11,991
Total	$189,335	$15,884	$293,963	$25,063
15.    INCOME TAXES
The Company’s effective tax rate (“ETR”) for the three months ended June 30, 2021 and June 30, 2020 was (84.9)% and 16.8%, respectively. The ETR of (84.9)% for the three months ended June 30, 2021 was lower than the U.S. statutory rate of 21.0% due to (i) the tax effect of compensation expense on deductible stock option exercises at a fair market value, (ii) U.S. federal and California state research and development credits, and (iii) U.S. federal benefits from foreign derived intangible income, offset by (i) the tax effect of non-deductible officer compensation, (ii) accrual for U.S. state taxes, (iii) the tax effect of non-deductible stock-based compensation, and (iv) non-deductible costs related to the Direct Listing capitalized for tax.
The ETR for the six months ended June 30, 2021 and June 30, 2020 was (27.5)% and 12.9%, respectively. The ETR of (27.5)% for the six months ended June 30, 2021 was lower than the U.S. statutory rate of 21.0% due to (i) the tax effect of compensation expense on deductible stock option exercises at a fair market value, (ii) U.S. federal and California state research and development credits, and (iii) U.S. federal benefits from foreign derived intangible income, offset by (i) the tax effect of non-deductible officer compensation, (ii) accrual for U.S. state taxes, (iii) the tax effect of non-deductible stock-based compensation, and (iv) non-deductible costs related to the Direct Listing capitalized for tax.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16.    NET INCOME PER SHARE
The computation of net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic net income per share:
Numerator
Net income	$1,606,349	$32,260	$2,377,812	$64,233
Less: Income allocated to participating securities	(16,636)	(32,260)	(699,903)	(53,419)
Net income attributable to common stockholders, basic	$1,589,713	$—	$1,677,909	$10,814
Denominator
Weighted-average shares of common stock used to compute net income per share attributable to common stockholders, basic	204,728	67,006	142,397	66,982
Net income per share attributable to common stockholders, basic	$7.77	$—	$11.78	$0.16
Diluted net income per share:
Numerator
Net income	$1,606,349	$32,260	$2,377,812	$64,233
Less: Income allocated to participating securities	(13,750)	(32,260)	(573,503)	(51,533)
Add: Interest on convertible notes	551	—	551	—
Net income attributable to common stockholders - diluted	$1,593,150	$—	$1,804,860	$12,700
Denominator
Weighted-average shares of common stock used to compute net income per share attributable to common stockholders, basic	204,728	67,006	142,397	66,982
Weighted-average effect of potentially dilutive securities:
Stock options	37,644	—	41,068	20,202
RSUs	4,047	—	3,444	—
RSAs	3	—	1	—
Warrants	—	—	145	387
Convertible notes	1,725	—	863	—
Weighted-average shares of common stock used to compute net income per share attributable to common stockholders, diluted	248,147	67,006	187,918	87,571
Net income per share attributable to common stockholders, diluted	$6.42	$—	$9.60	$0.15

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s restricted Class A common stock granted as consideration in the acquisitions of Tagomi and Bison Trails are participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.
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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee stock options	6,134	45,474	6,134	14,872
RSUs	1,807	—	1,807	—
Warrants	—	408	—	—
Contingent consideration recognized in asset acquisition	—	691	—	691
Employee stock purchase program	263	—	263	—
Total	8,204	46,573	8,204	15,563
17.    COMMITMENTS AND CONTINGENCIES
Crypto asset wallets
The Company has committed to securely store all crypto assets it holds on behalf of users. As such, the Company may be liable to its users for losses arising from theft or loss of user private keys. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial private keys to minimize the risk of theft or loss. Since the risk of loss is remote, the Company had not recorded a liability at June 30, 2021 or December 31, 2020.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
It is not possible to determine the maximum potential exposure under these indemnification agreements: (i) because the Company has had no prior indemnification claims; (ii) due to the unique facts and circumstances involved in each particular agreement; and (iii) due to the requirement for a registration of the Company’s securities before any of the indemnification obligations contemplated in the IRA become effective.
The Company has also provided indemnities or similar commitments on standard commercial terms in the ordinary course of business.
Legal proceedings
The Company is subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business. The Company is also subject to regulatory oversight by numerous regulatory and other governmental agencies. The Company reviews its lawsuits, regulatory investigations, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the condensed consolidated financial statements.
In July 2017, the Enforcement Division of the Commodity Futures Trading Commission (“CFTC”) commenced an investigation that has covered topics including an 2017 Ethereum market event, trades made in 2017 by one of the Company’s then-current employees, the listing of Bitcoin Cash on the Company’s platform, and the design and operation of certain algorithmic functions related to liquidity management on the Company’s platform. In the first quarter of 2021, the parties negotiated a full and final settlement agreement, which did not have a material impact on the condensed consolidated financial statements.
On July 22, 2021, a purported securities class action captioned Ramsey v. Coinbase Global, Inc., et al., Case No. 3:21-cv-05634, was filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and employees, and certain venture capital and investment firms. The Complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Registration Statement and Prospectus filed in connection with the Direct Listing. We dispute the claims and intend to vigorously defend against them. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain.
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
Tax regulation
Current promulgated tax rules related to crypto assets are unclear and require significant judgments to be made in interpretation of the law, including but not limited to the areas of income tax, information reporting and the withholding of tax at source. Additional legislation or guidance may be issued by U.S. and non-U.S. governing bodies that may differ significantly from the Company's practices or interpretation of the law, which could have unforeseen effects on our financial condition and results of operations, and accordingly, the related impact on our financial condition and results of operations is not estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the accompanying notes thereto included in our final prospectus, or Prospectus, filed with the U.S. Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, on April 14, 2021. The following discussion and analysis contain forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Prospectus. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Quarterly Report on Form 10-Q.
Executive Overview
This executive overview of the Management’s Discussion and Analysis (“MD&A”) highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.
Q2 2021 was a strong quarter for Coinbase with growth and diversification across our platform. Retail Monthly Transacting Users (MTUs) grew to 8.8 million, up 44% from Q1 2021. Verified Users were 68 million. We now have over 9,000 institutions who continue to deepen and broaden their activities in the cryptoeconomy and more than 160,000 ecosystem partners who are using our crypto tools and services to engage with their own customers. We generated $2.0 billion in net revenue, including $1.9 billion in transaction revenue and over $100 million in subscription & services revenue. Net income was $1.6 billion and Adjusted EBITDA was $1.1 billion.
Q2 2021 illustrated the volatility we have anticipated in these still-early days in the cryptoeconomy. In Q2, we saw many crypto asset prices reach new all time highs. For example, the price of Bitcoin surpassed $64,000 in April, while Ethereum prices more than doubled during the quarter to over $4,200 in May. Later in the quarter, we saw a steep decline in crypto asset prices with Bitcoin and Ethereum falling over 45% each to ~$30,000 and ~$1,700, respectively, resulting in exceptionally high levels of volatility. As volatility and crypto asset prices are highly correlated with trading revenue, the crypto market environment heavily influenced our Q2 financial results.
Across the industry we see immense innovation with new crypto projects addressing a broad range of issues from scaling (to improve transaction speed and lower cost) to developing novel ways for borrowing and lending. New market entrants are joining the cryptoeconomy from all corners, as we saw with the first Sotheby's auction settled in crypto this quarter. Most recently, crypto has arrived on the U.S. regulatory agenda. We are proud of the broad crypto community for coming together in an incredibly powerful way to inform debate in the U.S. Senate surrounding the crypto reporting provisions in the infrastructure bill. While the legislation has not yet been enacted, and the implementation of these provisions by the U.S. Treasury is still ahead of us, this moment highlights the power of the voice of crypto users, who we believe will have an increasing voice in crypto policymaking in years to come. It also underscores the importance of Coinbase and our users engaging with policymakers to help them understand crypto and its potential uses and benefits for society.

Against this dynamic industry backdrop, we remain focused on our mission to increase economic freedom in the world with a goal to bring 1 billion people into the cryptoeconomy. We are investing heavily towards this future by adding more users, more assets, and more products to our platform while keeping our focus on being the most trusted and easiest to use.
User Growth
Q2 2021 MTU growth was driven by the crypto market environment, product launches, our marketing efforts, and the growing number of crypto assets we support.
Overall, we are seeing that retail users are deepening their engagement with our platform, both in terms of the assets in which they invest and trade, and the products they use. Approximately 27% of our Q2 retail MTUs, or 2.4 million individuals, both invested and engaged with at least one other non-investing product. This is up from 25% of our Q1 retail MTUs, or 1.5 million individuals. These incremental 0.9 million retail MTUs are predominantly using Staking or Earn which allows them to earn rewards or a yield on their crypto assets.
On the institutional side, we now have over 9,000 financial institutions using Coinbase. Several important themes have developed with our institutional business.
•First, adoption continued at a rapid pace throughout the quarter despite market volatility. We are encouraged by the progress we made over the past year as we build our institutional suite of products and service offerings. As an example, 10% of the top 100 largest hedge funds by reported assets under management have chosen to onboard with Coinbase, with many clients selecting us as their exclusive partner. In addition, in recent months, we have formed partnerships with industry leaders including Elon Musk, PNC Bank, SpaceX, Tesla, Third Point LLC, and WisdomTree Investments.
•Second, institutions are becoming more sophisticated and are seeking to do much more than buy, sell, and store Bitcoin. Increasingly, our institutional customers see Coinbase as a one-stop shop for the services they need including trading, custody, lending, yield generation, data, and more across a broad spectrum of crypto assets. Institutions are choosing Coinbase for the deep pools of liquidity we offer, our sophisticated algorithmic order execution, as well as the trust that comes with being a public company. Furthermore, we have enabled access to all our order books and our global fiat payment networks, allowing our institutional exchange customers to reach new currencies and markets and improving their access to global liquidity pools.
•Third, we are seeing a growing number of customers leveraging our infrastructure as they create their own crypto offerings. These include traditional banks, asset managers, and fintechs that are seeking best in class capabilities in custody with a crypto-native partner that offers strong security and a trusted brand. Overall, we are excited by our increasing momentum with institutions and the opportunity to grow our presence with this community over time.

International expansion is also an important leg of our user growth strategy. Consistent with our vision that the cryptoeconomy can unlock economic freedom around the world, we remain focused on making the long-term investments necessary to drive Coinbase’s expansion into international markets, including diligently pursuing approvals and licenses from regulators around the world where needed. In Q2, we obtained two key licenses which we believe will accelerate our entry into Japan and Germany.
•In Japan, we have successfully registered with the local regulator JFSA (Financial Services Agency of Japan) as a crypto asset exchange service provider. This registration will enable us to actively solicit customers in Japan and provide them a range of crypto services. We see huge long-term potential in Japan, the third largest economy in the world, with an active and mature crypto customer base.
•In Germany, our subsidiary Coinbase Germany GmbH was awarded a license for crypto custody and trading from the German Federal Financial Authority (“BaFin”). The BaFin licensing framework is the first of its kind in the European Union, and Coinbase Germany is the first company to be issued such a license. Germany is an exciting market for crypto, ranking as the second largest country in the world in terms of the number of Bitcoin nodes being run.
Listing More Assets and Trading Pairs
The cryptoeconomy is still in its early stages, but it is clear that every year more and more economic activity will take place on crypto rails. We are seeing crypto quickly mature from its initial use case of trading bitcoin to the trading of thousands of new assets, and the adoption of new use cases like decentralized finance (“DeFi”), non-fungible tokens (“NFTs”), smart contracts, decentralized autonomous organizations (“DAOs”), and more. With all of this new innovation coming to crypto, we have a massive opportunity to give our customers access to these new products and features. Bringing more assets to Coinbase, faster, safer and ultimately listing all legal assets is one way we will tackle this opportunity.
Throughout Q2, we continued to enhance the depth and breadth of the assets we support. We want to treat asset issuers as the important customers they are and empower our users to make their own risk-adjusted decisions. Overall, we executed well against this goal as we added 29 new assets for trading and 39 new assets for custody during the first six months of 2021. In Q2 alone, we added more assets for trading than we added in all of 2020. We currently support 83 assets for trading and 142 for custody. The addition of more assets is helping to drive diversification in the assets our customers are transacting in.
In June, we outlined steps we are taking to improve our asset addition process. First, we are simplifying our legal review to focus specifically at what raises the most concerns under the law. Second, we need to create an “experimental” zone for new assets where we can appropriately disclose risks to customers and enable them to make educated decisions. Lastly, we recognize we may not be able to trade every asset on our centralized exchange for regulatory reasons, but we believe we can enable access to most assets for basic wallet functionality.

Building Innovative Products
We continue to invest in innovative products that attract new customers and deepen relationships with existing ones. Our products are built to be safe, trusted, and easy to use for both retail and institutional users. For retail users, we aim to serve as their primary financial account in the cryptoeconomy to invest, store, spend, earn, and use crypto assets. For businesses, we offer a diverse and growing range of products, services, and APIs - whether they are institutions or ecosystem partners. Throughout Q2, we continued to invest in building the cryptoeconomy and positioning Coinbase for long-term growth. Key investments include:
Retail: Individuals
•Blockchain rewards: Coinbase now offers reward opportunities across six tokens including three proof-of-stake protocols. In April, we launched ETH2 staking which drove staking adoption and we ended Q2 with 1.7 million customers earning yield on their crypto assets with Coinbase. With Ethereum being the second largest crypto asset by market capitalization, our ETH2 staking product drove our Blockchain rewards — primarily comprised of staking — to increase more than 300% in Q2 compared to Q1. One of our priorities is to continue to add proof-of-stake protocols and other reward-generating assets to our platform to expand reward opportunities for our users.
•Education: In addition to Coinbase Learn (coinbase.com/learn) which we launched in Q1, we have developed several ways to help better educate our users about crypto. For example, we introduced our newsletter Coinbase Bytes which now reaches approximately 10 million people each week. Our users continue to learn about new crypto assets via our Earn campaigns as well. We had 2.3 million users engage with one of our nine active campaigns during the quarter, five of which were new campaigns launched in Q2.
•Coinbase Card: As part of our goal to become our users’ primary financial account, we started inviting U.S.-based users to apply for the Coinbase Card in Q2. Coinbase Card allows U.S. users to convert and spend crypto from their Coinbase account at more than 70 million merchants where Visa® debit cards are accepted worldwide, and earn crypto rewards from our partners on their spending. Card is seeing healthy early traction and user satisfaction, and we are excited to offer users more ways to make crypto part of their everyday lives.
Institutional: Businesses
We launched the beta of Coinbase Prime, our prime brokerage, an integrated solution that includes trading, secure custody, financing, yield generation, data, and more for our institutional clients. We are continuing to onboard customers and plan to expand our offering in coming months.
•Custody: Custodial fee revenues grew to $31.7 million in Q2, up 35% compared to Q1. Our track record of keeping assets safe while operating at scale has been enabled by a multi-year investment in segregated cold storage that is built on a principled approach to security. Our product was also designed to meet regulatory and compliance requirements — a key decision criteria for many of our clients — while still offering an intuitive experience that supports institutional workflows.
•Institutional Data: In May, Coinbase acquired Skew LTD (Skew), a leading institutional data and analytics platform. Skew serves as the foundation for a superior intelligence offering for our users, arming professional traders with dynamic, aggregated market data, presented in a highly actionable format.
•Financing: We have begun building out a robust financing business, offering bilateral lending and post-trade credit to our institutional clients. Our retail-focused Borrow product has also seen growth, with customers now able to borrow up to $100,000 against their existing crypto holdings.

Ecosystem: Developers
Our Ecosystem products are designed to help developers and businesses access, interact, and build upon the broader crypto ecosystem. We are building a platform that will enable any asset issuer, developer, or merchant to build robust, secure, and scalable crypto solutions. Our team is making a series of foundational investments that we believe have long-term potential.
•Coinbase Cloud: We have integrated Bison Trails as the backbone for Coinbase Cloud, which serves as a universal platform for developers to build on, analyze, and integrate with blockchains. We are building a single platform experience that enables developers, token holders, and companies to interact with and build blockchain products and services. In Q2, through our Cloud offering, we broadened staking support and began investing more deeply in the Coinbase developer platform.
•USDC: Our USDC stablecoin, issued via our partnership with Centre, experienced rapid growth in Q2. USDC market cap is currently over $27 billion, roughly 6x higher compared to the start of the year and over 26x higher year-over-year. Stablecoins like USDC are increasingly a key component of the DeFi ecosystem and have emerging applications in areas such as payments.
Looking Ahead
The cryptoeconomy continues to innovate at a blistering rate and we see significant opportunities for growth and investment as we execute on our goal of getting 1 billion people into crypto.
First, ensuring we are scaling to match industry growth will be an ongoing area of investment. We must continue to deliver consistent platform performance even at the highest levels of volatility in order to maintain high quality customer service and efficient customer onboarding.
Second, the cryptoeconomy continues to evolve rapidly - including the proliferation of thousands of assets, new use cases like DeFi, NFTs, DAOs, and more. Despite being in early stages of development, we believe these areas represent the future of the cryptoeconomy. Similar to how Coinbase helped people access Bitcoin for the first time in a safe, trusted, and easy to use way, we need to do the same for the decentralized economy. As we outlined in June, as we look to the future, we plan to:
•Bring more assets to Coinbase, faster
•Ship more products in international markets
•Integrate with third-party interfaces and self-custody so that any decentralized app will be accessible to Coinbase users.
Finally, regulatory conversations are expanding and we fully support smart regulations that promote innovation. Recently lawmakers and regulators at all levels have all increased their focus on the cryptoeconomy across the board -- stablecoins, risk mitigation of crypto assets, tax reporting, and securities registration to name a few -- however, we believe regulatory clarity remains slow to come. The recent crypto debate in the infrastructure bill highlights that we cannot wait for policymakers to propose regulations and expect them to get it right the first time regarding this complex technology. We need to ensure that U.S. and indeed global regulation is purpose built for crypto technology, and that it fosters, not stifles, innovation. Coinbase has leaned into regulation and compliance since our founding and we are committed to active engagement and education. In the near future, we will work to propose frameworks that regulators should consider as we continue to encourage smart regulations.

Key Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Verified Users (in millions)	68	36	89%	68	36	89%
MTUs (in millions)	8.8	1.5	487%	7.5	1.4	436%
Assets on Platform (in billions)	$180	$26	592%	$180	$26	592%
Trading Volume (in billions)	$462	$28	1,550%	$796	$59	1,249%
Net income (in millions)	$1,606	$32	4,919%	$2,378	$64	3,616%
Adjusted EBITDA(1) (in millions)	$1,150	$61	1,785%	$2,267	$116	1,854%
___________________
(1)Please see the section titled Non-GAAP Financial Measure for a reconciliation of net income to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

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
Monthly Transacting Users
We define an MTU as a retail user who actively or passively transacts in one or more products on our platform at least once during the rolling 28-day period ending on the date of measurement. MTUs presented for the end of a quarter are the average of each month’s MTUs in each respective quarter. MTUs represent our transacting base of retail users who drive potential revenue generating transactions on our platform. Revenue generating transactions include active transactions, such as buying or selling crypto assets through our Invest product and spending on the Coinbase Card, or passive transactions such as earning a staking or savings reward. MTUs also engage in transactions that are non-revenue generating such as Send and Receive. MTUs engage in transactions that drive both transaction revenue and subscription and services revenue.

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
The value of Assets on Platform is driven by three factors – the price, quantity, and type of crypto assets held by customers on our platform and changes in the price and quantity, particularly for Bitcoin and Ethereum, or type of crypto asset held on our platform can result in the growth or decline in Assets on Platform in a particular period. As of June 30, 2021, Bitcoin, Ethereum, and other crypto assets represented 47%, 24%, and 25% of Assets on Platform, respectively. As of June 30, 2020, Bitcoin, Ethereum, and other crypto assets represented 64%, 12%, and 18% of Assets on Platform, respectively, For each period, the remaining balance consisted of fiat currencies held on behalf of our customers.
Trading Volume
We define Trading Volume as the total U.S. dollar equivalent value of matched trades transacted between a buyer and seller through our platform during the period of measurement. Trading Volume represents the product of the quantity of asset transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity on our order books, trading health, and the underlying growth of the cryptoeconomy. Trading Volume on our platform is influenced by the price of Bitcoin and Crypto Asset Volatility1. In periods of high crypto asset prices and/or Crypto Asset Volatility, we have experienced correspondingly high levels of Trading Volume on our platform.
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

Our Trading Volume and transaction revenue continues to be concentrated primarily in Bitcoin and Ethereum.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Trading Volume by crypto asset:
Bitcoin	24%	57%	31%	53%
Ethereum	26%	15%	24%	15%
Other crypto assets	50%	28%	45%	32%
Total	100%	100%	100%	100%

Trading Volume - Retail & Institutional ($, in billions):
Trading Volume - Retail	145	11	265	23
Trading Volume - Institutional	317	17	531	36

Transaction revenue by crypto asset:
Bitcoin	26%	57%	33%	54%
Ethereum	26%	11%	23%	12%
Other crypto assets	48%	32%	44%	34%
Total	100%	100%	100%	100%
During the three and six months ended June 30, 2021 and June 30, 2020, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Trading Volume or transaction revenue, respectively.
Concentration in Trading Volume can vary widely between periods. Crypto assets other than Bitcoin and Ethereum continue to contribute a greater share of Trading Volume. During the three and six months ended June 30, 2021, we have added trading support for 22 and 29 crypto assets respectively, which we expect will diversify Trading Volume away from Bitcoin and Ethereum. We expect greater diversification of Trading Volume and transaction revenue by crypto asset in the future as we continue to expand the breadth of assets available through our platform and as other crypto assets gain broader adoption. However, should the availability of one or more crypto assets on our platform change, it may have an adverse effect on our operating performance.
During the three months ended June 30, 2021, our total Trading Volume continued to diversify beyond Bitcoin into Ethereum and other crypto assets. Approximately 24% of our Q2 2021 total trading volume was concentrated in Bitcoin, down from 39% in Q1 2021. We believe this mix shift is influenced by several drivers. First, a modest decline in our Bitcoin trading volume between Q1 2021 and Q2 2021 as total Bitcoin volume decreased as a percentage of global exchange spot volume in Q2 2021 compared to Q1 2021. Second, meaningful growth in Ethereum trading volumes, surpassing Bitcoin trading volumes on Coinbase for the first time, driven by growth in the DeFi and NFT ecosystems (where Ethereum is an important underlying blockchain), and increased demand driven by our ETH2 staking product. Third, adding new assets to the Coinbase platform and increased trading volume in other crypto assets contributed to the mix shift we observed Q2 2021.

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
•Custodial fee revenue: We derive custodial fee revenue based on a percentage of the daily value of customer crypto assets that we hold under custody in our dedicated cold storage solution. The value of crypto assets held under custody in our Store product is driven by the same factors as Assets on Platform - the quantity, price, and type of crypto asset.
•Blockchain rewards: We derive blockchain rewards through various blockchain protocols. These blockchain protocols, or the participants that form the protocol networks, reward users for performing various activities on the blockchain, such as participating in proof-of-stake networks. We earn blockchain rewards in crypto assets.
Our staking revenue is included within blockchain rewards. We believe blockchain rewards better represents the various monetization opportunities available to us through blockchains and protocols.
•Earn campaign revenue: We provide asset issuers with a platform to engage with our users through education videos and tasks where users can earn crypto assets that they learned about. We earn a commission based on the amount of crypto assets distributed to our users.
•Interest income: We earn interest income on fiat funds under a revenue sharing arrangement and on customer custodial fiat funds held at certain third-party banks, which is calculated using the interest method. Our interest income is dependent on the balance of such fiat funds and the prevailing interest rate environment. We also earn interest income on loans granted to our retail and institutional users.
•Other: Other subscription and services revenue primarily includes revenue from early stage services being offered, such as subscription license revenue.
Other revenue
Other revenue includes the sale of crypto assets when we are the principal in the transaction. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets. We fulfill customer accommodation transactions using our own assets for orders that do not meet the minimum trade size for execution on our platform or to maintain customers’ trade execution and processing times during unanticipated system disruptions. We have custody and control of these crypto assets prior to the sale to the customer and record revenue at the point in time when the sale is processed. Accordingly, we record the total value of the sale as revenue and the cost of the crypto asset in other operating expense. Transactions involving our sale of crypto assets represented less than 10% of our total revenue for the three and six months ended June 30, 2021.
Other revenue also includes interest income earned primarily on our corporate cash and cash equivalents. Interest income is calculated using the interest method and depends on the balance of cash and cash equivalents as well as the prevailing interest rate environment.

Operating expenses
Operating expenses consist of transaction, technology and development, sales and marketing, general and administrative, restructuring expenses, and other operating expense.
Transaction expense
Transaction expense includes costs incurred to operate our platform, process crypto asset trades, and perform wallet services. These costs include account verification fees, miner fees to process transactions on blockchain networks, fees paid to payment processors and other financial institutions for customer transaction activity, and crypto asset losses due to transaction reversals. Transaction expense also includes rewards paid to users for blockchain activities conducted by us, such as staking. Fixed-fee costs are expensed over the term of the contract and transaction-level costs are expensed as incurred.
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
Other operating expense (income), net
Other operating expense (income), net includes cost of our crypto assets used to fulfill customer accommodation transactions. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets. We have custody and control of the crypto assets prior to the sale to the customer. Accordingly, we record the total value of the sale in other revenue and the cost of the crypto asset in other operating expense.
Other operating expense (income), net also includes impairment and realized gains on the sale of crypto assets, realized gains and losses resulting from the settlement of derivative instruments, and fair value gains and losses related to derivatives and derivatives designated in qualifying fair value hedge accounting relationships.
Other expense (income), net
Other expense (income), net includes the following items:
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
Provision for (benefit from) income taxes
Provision for (benefit from) income taxes includes income taxes related to foreign jurisdictions and U.S. federal and state income taxes.
Results of Operations
The following table summarizes the historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Net revenue	$2,033,011	$178,331	$3,629,991	$357,413
Other revenue	194,951	8,051	399,082	19,599
Total revenue	2,227,962	186,382	4,029,073	377,012
Operating expenses:
Transaction expense	335,426	23,395	569,492	48,802
Technology and development	291,461	60,777	475,686	107,915
Sales and marketing	195,733	11,383	313,722	21,304
General and administrative	248,195	51,988	369,426	110,946
Other operating expense (income), net	282,422	(3,247)	438,309	7,184
Total operating expenses	1,353,237	144,296	2,166,635	296,151
Operating income	874,725	42,086	1,862,438	80,861
Other expense (income), net	5,844	3,280	(3,109)	7,146
Income before provision for income taxes	868,881	38,806	1,865,547	73,715
(Benefit from) provision for income taxes	(737,468)	6,546	(512,265)	9,482
Net income	$1,606,349	$32,260	$2,377,812	$64,233

The following table presents the components of the condensed consolidated statements of operations data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(as a % of total revenue)
Total revenue	100%	100%	100%	100%
Operating expenses:
Transaction expense	15	13	14	13
Technology and development	13	33	12	29
Sales and marketing	9	6	8	6
General and administrative	11	28	9	29
Other operating expense (income), net	13	(2)	11	2
Total operating expenses	61	77	54	79
Operating income	39	23	46	21
Other expense (income), net	—	2	—	2
Income before provision for income taxes	39	21	46	20
(Benefit from) provision for income taxes	(33)	4	(13)	3
Net income	72%	17%	59%	17%
Comparison of the three and six months ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Transaction revenue	$1,930,382	$171,864	1,023%	$3,470,961	$343,855	909%
Subscription and services revenue	102,629	6,467	1,487	159,030	13,558	1,073
Other revenue	194,951	8,051	2,321	399,082	19,599	1,936
Total revenue	$2,227,962	$186,382	1,095	$4,029,073	$377,012	969

Transaction revenue for the three and six months ended June 30, 2021 increased by $1.8 billion and $3.1 billion compared to the same periods of the prior year, respectively, primarily due to the following:
•an increase in retail Trading Volume of 1,173% and 1,052% for the three and six months ended June 30, 2021, respectively, due to an increase in retail MTUs and the average price of Bitcoin and Ethereum which continue to represent the highest concentration of Trading Volume on our platform; and
•crypto volatility of 13.7 and 13.0 for the three and six months ended June 30, 2021, respectively, representing an increase of 132% and 73% over the same periods of the prior year. Higher crypto asset price volatility has correlated with periods of higher Trading Volume on our platform.
There are a number of factors that contribute to changes in both Bitcoin and Ethereum price, and Crypto Asset Volatility, including, but not limited to, changes in the supply and demand for a particular crypto asset, crypto market sentiment, macroeconomic factors, utility of a particular crypto asset, and idiosyncratic events.

Subscription and services revenue for the three and six months ended June 30, 2021 increased $96.2 million and $145.5 million compared to the same periods of the prior year, respectively, predominantly due to the following:
•an increase in custodial fee revenue of $28.6 million and $49.4 million for the three and six months ended June 30, 2021, respectively, due to an increase in the average assets under custody of $93 billion and $86 billion over the same periods. The growth in assets under custody was driven by new and existing customers, increase in assets supported for custody, and increase in average crypto asset prices;
•an increase in blockchain rewards of $38.4 million and $47.5 million for the three and six months ended June 30, 2021, respectively, mainly as a result of increased user participation in reward generating activities, predominantly staking activities including ETH 2.0 staking which was launched in the quarter; and
•an increase in earn campaign revenue of $16.6 million and $27.7 million for the three and six months ended June 30, 2021, respectively, driven by nine and thirteen crypto asset earn campaigns running during the respective periods.
Other revenue for the three and six months ended June 30, 2021 increased by $186.9 million and $379.5 million compared to the same periods of the prior year, respectively, due to an increase in crypto assets sales of $186.8 million and $380.8 million over the same periods. We generate revenue from crypto asset sales where the transactions were fulfilled with our crypto assets to accommodate customers, largely as a result of unanticipated system disruptions.
For the three months ended June 30, 2021, we experienced four unanticipated system disruptions which resulted in $134.6 million of other revenue, or 69% of revenue from crypto asset sales to customers, compared to two unanticipated system disruptions which resulted in $2.8 million of other revenue, or 37% of revenue from crypto asset sales to customers for the three months ended June 30, 2020.
For the six months ended June 30, 2021, we experienced nine unanticipated system disruptions which resulted in $240.1 million of other revenue, or 60% of revenue from crypto asset sales to customers, compared to three unanticipated system disruptions which resulted in $9.1 million of other revenue, or 52% of revenue from crypto asset sales to customers for the six months ended June 30, 2020.
A system disruption which occurred on May 19, 2021 as a result of unprecedented short term spike in Trading Volume was primarily responsible for the increase in crypto assets sales during the three and six months ended June 30, 2021.
Unanticipated system disruptions are different from system outages, which are a suspension of services where no crypto asset sales can be processed. We are making significant investments in database and network infrastructure to support heightened trading volumes and user activity on our platform in order to reduce unanticipated system disruptions.

Operating expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Transaction expense	$335,426	$23,395	1334%	$569,492	$48,802	1067%
Technology and development	291,461	60,777	380	475,686	107,915	341
Sales and marketing	195,733	11,383	1,620	313,722	21,304	1,373
General and administrative	248,195	51,988	377	369,426	110,946	233
Other operating expense (income), net	282,422	(3,247)	(8,798)	438,309	7,184	6,001
Total operating expenses	$1,353,237	$144,296	838	$2,166,635	$296,151	632
Transaction expense for the three and six months ended June 30, 2021 increased by $312.0 million and $520.7 million compared to the same periods of the prior year, respectively, primarily driven by an increase in Trading Volume. While our transaction expense grew over this period, it was correlated with, and increased proportionately to, our net revenues. Transaction expense as a percentage of net revenue was 16.5% and 13.1% during the three months ended June 30, 2021 and June 30, 2020, respectively, and 15.7% and 13.7% during the six months ended June 30, 2021 and June 30, 2020, respectively.
The increase in transaction expense for the three and six months ended June 30, 2021, compared to the same periods of the prior year, were predominantly due to the following:
•an increase of $151.0 million and $276.0 million for the three and six months ended June 30, 2021, respectively, related to miner fees. This increase was driven by an increase in crypto assets required to pay blockchain network fees such as Ethereum gas prices and an increase in crypto asset prices. Ethereum gas prices rose substantially due to congestion on the network as we saw a surge in DeFi volume. We expect this congestion to stabilize and improve as the Ethereum network implements solutions to help reduce transaction congestion;
•an increase of $55.2 million and $77.0 million in transaction reversal losses for the three and six months ended June 30, 2021, respectively, due to higher payment volume;
•an increase of $36.5 million and $58.1 million in payment processing fees for the three and six months ended June 30, 2021, respectively, due to higher settled Trading Volume;
•an increase of $30.8 million and $59.6 million in account verification fees for the three and six months ended June 30, 2021, respectively, due to a significant increase in new user sign-ups; and
•an increase of $19.5 million and $24.5 million for the three and six months ended June 30, 2021, respectively, related to rewards paid to users from blockchain activities such as staking.
Technology and development expenses for the three and six months ended June 30, 2021 increased by $230.7 million and $367.8 million compared to the same periods of the prior year, respectively, predominantly due to the following:
•an increase of $123.3 million and $192.4 million in stock-based compensation expense for the three and six months ended June 30, 2021, respectively, related to an increase in the issuance of restricted stock units, or RSUs, due to headcount growth, and an increase in the fair value of our Class A common stock;

•an increase of $64.7 million and $98.7 million in personnel-related costs for the three and six months ended June 30, 2021, respectively, due to an increase in technical headcount and higher payroll taxes upon the exercise of stock options as a result of the Direct Listing; and
•an increase of $36.1 million and $54.6 million in software and service costs for the three and six months ended June 30, 2021, respectively, driven by an increase in MTUs and volume-based usage to meet expanding user and platform activity.
Sales and marketing expenses for the three and six months ended June 30, 2021 increased by $184.3 million and $292.4 million compared to the same periods of the prior year, respectively. While our expenses grew over these periods, it was correlated with our net revenues. Sales and marketing as a percentage of net revenue was 9.6% and 6.4% during the three months ended June 30, 2021 and June 30, 2020, respectively, and 8.6% and 6.0% during the six months ended June 30, 2021 and June 30, 2020, respectively.
The increase in sales and marketing for the three and six months ended June 30, 2021, compared to the same periods of the prior year, were predominantly driven by the following:
•an increase of $138.6 million and $219.3 million in digital advertising spend for the three and six months ended June 30, 2021, respectively;
•an increase of $20.7 million and $34.2 million in customer referral and promotion fees for the three and six months ended June 30, 2021, respectively, largely due to new user incentive bonuses; and
•an increase of $16.6 million and $27.4 million in personnel-related costs for the three and six months ended June 30, 2021, due to an increase in headcount.
General and administrative expenses for the three and six months ended June 30, 2021, increased by $196.3 million and $258.6 million compared to the same periods of the prior year, respectively, predominantly driven by the following:
•an increase of $43.8 million and $67.5 million in stock-based compensation expense for the three and six months ended June 30, 2021, respectively, related to an increase in the issuance of restricted stock units, or RSUs, due to headcount growth, and an increase in the fair value of our Class A common stock;
•an increase of $47.1 million and $61.1 million in personnel-related costs for the three and six months ended June 30, 2021, respectively, due to an increase in headcount and higher payroll taxes upon the exercise of stock options as a result of the Direct Listing;
•an increase of $21.2 million and $29.7 million in customer support costs for the three and six months ended June 30, 2021, respectively, in order to meet a significant increase in customer inquiries during periods of high Trading Volume; and
•$39.2 million of direct listing costs associated with our direct public listing on April 14, 2021.
Other operating expense (income), net for the three and six months ended June 30, 2021, increased by $285.7 million and $431.1 million compared to the same periods of the prior year, respectively, predominantly driven by the following:
•an increase of $170.9 million and $347.0 million for the three and six months ended June 30, 2021, respectively, attributed to crypto assets sold in order to fulfill customer accommodation transactions due to an increase in exchange incidents;
•$57.3 million and $58.2 million, respectively, of crypto assets decreasing below the carrying value of our crypto assets held during the period; and

•The remaining increase was related to other crypto asset expenses, offset by $22.4 million and $25.2 million net gains on fair value adjustments related to warrants and crypto asset borrowings for the three and six months ended June 30, 2021, respectively,
Other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Other expense (income), net	$5,844	$3,280	78%	$(3,109)	$7,146	(144)%
In the three months ended June 30, 2021, we had other expense (income), net of $5.8 million loss compared to $3.3 million loss for the same period of the prior year. The change of $2.6 million in losses is driven by the unrealized losses from foreign exchange.
In the six months ended June 30, 2021, we had other expense (income), net of $3.1 million gain compared to $7.1 million loss for the same period of the prior year. The change of $10.2 million in gain is driven by the realized gains on investments.
Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
(Benefit from) provision for income taxes	$(737,468)	$6,546	**	$(512,265)	$9,482	**
** Percentage not meaningful.
The (benefit from) provision for income tax decreased by $744.0 million and $521.7 million for the three months and six months ended June 30, 2021 compared to the same period of the prior year driven by the tax effect of compensation expense on deductible stock option exercises at a fair market value offset by non-deductible officer compensation. u
Non-GAAP Financial Measure
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

We calculate Adjusted EBITDA as net income, adjusted to exclude interest expense, (benefit from) provision for income taxes, depreciation and amortization, stock-based compensation expense, impairment of goodwill, acquired intangibles and crypto assets, non-recurring Direct Listing expenses, unrealized loss on foreign exchange, fair value adjustments on derivatives, and non-recurring legal reserves and related costs.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net Income	$1,606,349	$32,260	$2,377,812	$64,233
Adjusted to exclude the following:
(Benefit from) provision for income taxes	(737,468)	6,546	(512,265)	9,482
Depreciation and amortization	12,612	7,484	23,534	14,378
Amortization of debt discount and issuance costs	748	—	748	—
Interest expense	2,925	—	7,198	—
Stock-based compensation	189,335	12,647	293,963	21,419
Impairment, net(1)	57,343	—	58,184	268
Non-recurring Direct Listing expenses	35,000	—	39,160	—
Unrealized loss on foreign exchange	5,261	2,260	2,392	6,669
Fair value (gain) on derivatives	(22,415)	—	(25,215)	—
Legal reserves and related costs	—	—	1,500	—
Adjusted EBITDA	$1,149,690	$61,197	$2,267,011	$116,449
__________________
(1)Impairment, net represents impairment on crypto assets still held as of June 30, 2021 and June 30, 2020.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily with cash from operating activities and net proceeds from the sale of convertible preferred stock. As of June 30, 2021, we had cash and cash equivalents of $4.4 billion, exclusive of restricted cash and customer custodial funds. Cash equivalents consisted primarily of cash deposits and money market funds denominated in U.S. dollars. As of June 30, 2021, we had restricted cash of $30.8 million which consisted primarily of amounts held in restricted bank accounts at certain third-party banks as security deposits or pledged as collateral to secure letters of credit. As of June 30, 2021, we had customer custodial funds of $9.0 billion which consisted of amounts held at certain third-party banks for the exclusive benefit of customers. Crypto asset trading on our platform occurs 24 hours a day. We restrict the use of the assets underlying the customer custodial funds to meet regulatory requirements based on their purpose and availability to fulfill our direct obligation under custodial funds due to customers.

In May 2021, we issued an aggregate of $1.44 billion of the 2026 Notes pursuant to an indenture, dated May 18, 2021, between U.S. Bank National Association, as trustee, and us. The 2026 Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes are senior unsecured obligations and bear interest at a rate of 0.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2026 Notes mature on June 1, 2026, unless earlier converted, redeemed or repurchased. See Note 9. Convertible Senior Notes, of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on this transaction.
Certain jurisdictions where we operate require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all custodial funds due to customers. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial funds, and in-transit funds receivable. As of June 30, 2021 and December 31, 2020, our eligible liquid assets were greater than the aggregate amount of custodial funds due to customers.
We have purchased, and intend in the future to continue to purchase, digital assets for investment and operational purposes. As of June 30, 2021, we had $145.0 million of USDC, a stablecoin which can be redeemed one USDC for one U.S. dollar on demand. While not accounted for as cash or cash equivalent, we believe our USDC holdings to be an important liquidity resource.
In addition to USDC, as of June 30, 2021, we held $222.7 million of crypto assets for investment and operational purposes at cost, excluding crypto assets borrowed. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets and the variability of our earnings will be dependent on the future fair value of such crypto assets. We have limited ability to predict whether the sale of crypto assets received from airdrops or forks will be material to our future earnings, which is dependent on the future market viability and fair value of such crypto assets. Our current policy is not to monetize unsupported forks or airdrops held on our platform. Crypto assets received through airdrops and forks, at the time of the airdrop or fork and at the end of the periods presented, are not material to our financial statements.
As of June 30, 2021 and December 31, 2020, the cost basis and fair value of our crypto assets held, excluding crypto asset borrowings, was as follows:

	June 30,		December 31,
	2021		2020
	Cost	Fair value	Cost	Fair value
	(in millions)
Bitcoin	$105.4	$221.9	$39.4	$130.1
Ethereum (1)	29.3	99.6	5.1	23.8
Other	88.0	158.7	17.8	34.0
Total	$222.7	$480.2	$62.3	$187.9
__________________
(1)Includes cost of $10.4 million and $0 and fair value of $12.5 million and $0 related to ETH2 payable to customers as of June 30, 2021 and December 31, 2020, respectively.
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
Cash flows

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$7,394,664	$637,638
Net cash (used in) provided by investing activities	(337,748)	554
Net cash provided by (used in) financing activities	1,434,676	(1,235)
Net increase in cash, cash equivalents, and restricted cash	$8,491,592	$636,957
Change in customer custodial funds	$5,198,420	$488,345
Operating activities
We assess our cash flow from operating activities by adjusting for the change in customer custodial funds. We use this as a more accurate indicator of our cash growth and our ability to invest in our infrastructure and people to achieve our strategic objectives.
Net cash provided by operating activities was $7.4 billion for the six months ended June 30, 2021, of which $5.1 billion related to cash from the change in custodial funds due to customers. Our net cash provided by operating activities reflected net income of $2.4 billion, non-cash adjustments of $247.1 million, which was driven by stock-based compensation expense, impairment expense, depreciation and amortization expense, and non-cash lease expense. This was partially offset by realized gains on crypto assets driven by net crypto assets received from operating activities and fair value derivative adjustments. In addition to these changes were changes in operating assets and liabilities, other than custodial funds due to customers, of $331.5 million.

Net cash provided by operating activities was $637.6 million for the six months ended June 30, 2020, of which $513.3 million related to cash from the change in custodial funds due to customers. Our net cash provided by operating activities reflected net income of $64.2 million, non-cash adjustments of $54.3 million, which was predominately due to stock-based compensation expense, depreciation and amortization expense, and deferred income taxes, and changes in operating assets and liabilities, other than custodial funds due to customers, of $5.8 million.
Investing activities
Net cash used in investing activities of $337.7 million for the six months ended June 30, 2021 was due to $163.4 million in net outflow for the purchase and sale of crypto assets, $68.7 million in net outflow for retail user loans originated and repaid, $38.6 million in investments of companies and technologies, $33.0 million in net cash paid in the Bison Trails acquisition, $24.0 million related to the asset acquisition of technical talent and $9.8 million in capitalized internal-use software development costs.
Net cash provided by investing activities of $0.6 million for the six months ended June 30, 2020 primarily related to net proceeds from the sale of crypto assets of $10.4 million, offset by capitalized internal-use software development costs of $3.6 million, $3.2 million for leasehold and real estate expenditures to support our increased headcount, and investments in companies and technologies of $3.2 million.
Financing activities
Net cash provided by financing activities of $1.4 billion for the six months ended June 30, 2021, was due to $1.4 billion of proceeds from the issuance of our convertible senior notes, net of issuances costs, $149.9 million of proceeds from the issuance of common stock from stock option exercises, net of repurchases, and $20.0 million of proceeds from the issuance of a short-term borrowing. This was partially offset by the purchase of $90.1 million of capped calls in connection with our convertible senior notes, and $51.7 million of taxes paid related to net share settlement of equity awards.
Net cash used in financing activities of $1.2 million for the six months ended June 30, 2020 was primarily due to cash paid to repurchase equity awards.
Contractual Obligations and Commitments
In May 2021, we issued an aggregate of $1.44 billion of the 2026 Notes pursuant to an indenture, dated May 18, 2021, between U.S. Bank National Association, as trustee, and us. The 2026 Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes are senior unsecured obligations and bear interest at a rate of 0.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2026 Notes mature on June 1, 2026, unless earlier converted, redeemed or repurchased.
Discounts on the 2026 Notes reflect a 1% original issue discount of $14.4 million and debt issuance costs related to the 2026 Notes of $16.9 million, which include commissions payable to the underwriters and third-party offering costs. We used approximately $90.1 million of the net proceeds from the offering to pay the cost of the capped call transactions. We intend to use the remainder of the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, and investments in and acquisitions of other companies, products or technologies that we may identify in the future. See Note 9. Convertible Senior Notes, of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on this transaction.
With the exception of the 2026 Notes, there were no material changes in our contractual obligations and commitments during the three months ended June 30, 2021 from the obligations and commitments disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in the Prospectus.

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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2. Summary of Significant Accounting Policies, of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Prospectus.
Except as described in Note 2. Summary of Significant Accounting Policies, of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the Prospectus.
Prior to our Direct Listing, our Class A common stock was not publicly traded. Therefore, we estimated the fair value of our common stock as discussed in the Prospectus. Following our Direct Listing, the closing sale price per share of our Class A common stock as reported on the Nasdaq Global Select Market on the date of grant is used to determine the fair value of our common stock. Our significant accounting policies are discussed in Note 2. Significant Accounting Policies, of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Prospectus.
Recent Accounting Pronouncements
See Note 2. Significant Accounting Policies, of the Notes to the condensed consolidated financial statements in the section titled in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk associated with the effect of changes in market factors on the value of the assets and liabilities held on our balance sheet, including interest rates, foreign exchange rates, prices of crypto assets, or volatilities such as market volatility or product liquidity.
Interest rate risk
We had cash and cash equivalents, including restricted cash and customer custodial funds, of $13.4 billion and $4.9 billion as of June 30, 2021 and December 31, 2020, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash deposits and money market funds. We also earn interest based on the share of total USDC held on our platform. Changes in interest rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis points increase or decrease in interest rates would have resulted in a $30.8 million and $46.7 million increase or decrease in total revenue for the three and six months ended June 30, 2021, respectively.
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
As of June 30, 2021, we have embedded derivative assets as a result of entering into transactions to borrow crypto assets of $54.5 million, recorded on the condensed consolidated balance sheets. A 10% increase or decrease in the fair value of the derivative positions would not have a material impact on our financial results. For more information, see Notes 2. Summary of Significant Accounting Policies, and 10. Derivatives, of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q .

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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
Securities Class Action Lawsuit
On July 22, 2021, a purported securities class action captioned Ramsey v. Coinbase Global, Inc., et al., Case No. 3:21-cv-05634, was filed in the U.S. District Court for the Northern District of California against us, our directors, certain of our officers and employees, and certain venture capital and investment firms. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making false or misleading statements and omissions in connection with the registration statement and prospectus that we filed in connection with our Direct Listing. The plaintiff is a purported former stockholder seeking to represent a class of all persons and entities who purchased or otherwise acquired our securities pursuant and/or traceable to the registration statement and prospectus. Plaintiff seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. We dispute the claims and intend to vigorously defend against them. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain.
Other
We are also subject to regulatory oversight by numerous state, federal, and foreign regulators and we are and we may become subject to various legal proceedings, investigations, and demand letters that arise in the course of our business. For example, we have received investigative subpoenas and other inquiries from various state attorneys general for documents and information pertaining to our business practices and policies, customer complaints, asset launches, certain ongoing litigation, and certain transfers of crypto assets. In addition, we have received investigative subpoenas from the SEC and similar subpoenas and demand letters from various state regulators for documents and information about certain of our customer programs, operations, and intended future products, including our stablecoin and yield-generating products. And in January 2021, the California Department of Fair Employment and Housing issued an investigative subpoena for documents and information related to certain of our business practices and policies. We intend to cooperate fully with such investigations. We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
Our operating results are dependent on crypto assets and the broader cryptoeconomy. Due to the highly volatile nature of the cryptoeconomy and the prices of crypto assets, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptoeconomy. For example, the average three month Crypto Asset Volatility supported on our platform increased by 44% from the fourth quarter of 2020 to the first quarter of 2021, then further increased by 11% from the first quarter of 2021 to the second quarter of 2021. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:
•our dependence on offerings that are dependent on crypto asset trading activity, including trading volume and the prevailing trading prices for crypto assets, whose trading prices and volume can be highly volatile;
•our ability to attract, maintain, and grow our customer base and engage our customers;
•changes in the legislative or regulatory environment, or actions by U.S. or foreign governments or regulators, including fines, orders, or consent decrees;
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
•market conditions of, and overall sentiment towards, the cryptoeconomy;
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
•market conditions of, and overall sentiment towards, the cryptoeconomy;
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
•unpredictable social media coverage or “trending” of, or other rumors and market speculation regarding crypto assets;
•the ability for crypto assets to meet user and investor demands;
•the functionality and utility of crypto assets and their associated ecosystems and networks, including crypto assets designed for use in various applications;
•retail user preferences and perceived value of crypto assets and crypto asset markets;
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
We support a diverse portfolio of crypto assets for trading and custody. However, for the quarter ended June 30, 2021 and the year ended December 31, 2020, we derived the majority of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove over 50% and 56% of total Trading Volume on our platform during these periods, respectively. As such, in addition to the factors impacting the broader cryptoeconomy described in this section, our business may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
•regulatory or legislative restrictions or limitations on Bitcoin or Ethereum lending, mining or staking activities; and
•laws and regulations affecting the Bitcoin and Ethereum networks or access to these networks, including a determination that either Bitcoin or Ethereum constitutes a security or other regulated financial instrument under the laws of any jurisdiction.
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
Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, trust companies, securities, broker-dealers and alternative trading systems, or ATS, commodities, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, retail and commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), retail protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, and related technologies. As a result, they do not contemplate or address unique issues associated with the cryptoeconomy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy requires us to exercise our judgement as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

In addition to existing laws and regulations, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, or new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the cryptoeconomy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. For example, under recommendations from the Financial Crimes Enforcement Network (“FinCEN”), and the Financial Action Task Force (“FATF”), the United States and several foreign jurisdictions are likely to impose the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may face substantial compliance costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. More recently, in December 2020, FinCEN released a proposed rule that would require us to collect personal information from the owners of self-custodied wallets that transfer cryptocurrencies to or receive cryptocurrencies from us, and report certain transactions to the federal government. There are substantial uncertainties on how these requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules. We may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. As another example, the recent extension of anti-money laundering requirements to certain crypto-related activities by the E.U. Fifth Money Laundering Directive has increased the regulatory compliance burden for our business in Europe and, as a result of the fragmented approach to the implementation of its provisions, resulted in distinct and divergent national licensing and registration regimes for us in different E.U. member states. Further E.U.-level legislation imposing additional regulatory requirements in relation to crypto-related activities is also expected in the intermediate term which, among other things, may impose new or additional regulatory requirements on both crypto service providers and issuers of certain crypto assets, which may impact the our operations in the E.U.
Because we have offered and will continue to offer a variety of innovative products and services to our customers, many of our offerings are subject to significant regulatory uncertainty and we from time to time face regulatory inquiries regarding our current and planned products. For instance, we are a founding member of the Centre Consortium and the principal reseller of the USD Coin, a stablecoin redeemable on a one-to-one basis for U.S. dollars. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, anti-money laundering, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. Certain products and services offered by us that we believe are not subject to regulatory oversight, or are only subject to certain regulatory regimes, such as Coinbase Wallet, a standalone mobile application that allows customers to manage their own private keys and store their crypto assets directly on their mobile devices, may cause us to be deemed to be engaged in a form of regulated activity for which licensure is required or cause us to become subject to new and additional forms of regulatory oversight. We also offer various staking, rewards, and lending products, all of which are subject to significant regulatory uncertainty, and could implicate a variety of laws and regulations worldwide. For example, there is regulatory uncertainty regarding the status of our staking, lending, and other yield-generating activities under the U.S. federal securities laws. While we have implemented policies and procedures designed to help monitor for and ensure compliance with existing and new laws and regulations, there can be no assurance that we and our employees, contractors, and agents will not violate or otherwise fail to comply with such laws and regulations. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations, including related interpretations, orders, determinations, directives, or guidance, we or they could be subject to a litany of civil, criminal, and administrative fines, penalties, orders and actions, including being required to suspend or terminate the offering of certain products and services.

Due to our business activities, we are subject to ongoing examinations, oversight, and reviews by U.S. federal and state regulators, including the New York State Department of Financial Services (“NYDFS”), and foreign financial service regulators, including the U.K. Financial Conduct Authority and the Central Bank of Ireland, which each have broad discretion to audit and examine our business. We are periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have, are, and may in the future require us to take certain actions, including amending, updating, or revising our compliance measures from time to time, limiting the kinds of customers which we provide services to, changing, terminating, or delaying the introduction of our existing or new product and services, and undertaking further external audit or being subject to further regulatory scrutiny. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business, as well as increased costs, and supervision and examination for both ourselves and our agents and service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.
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
To date, due to limited enforcement by U.S. and foreign regulators, many of these competitors have been able to operate from offshore while offering large numbers of products and services to retail users, including in the United States, Europe, and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions, and seemingly without penalty. Due to our regulated status in several jurisdictions and our commitment to legal and regulatory compliance, we have not been able to offer many popular products and services, including products and services that our unregulated or less regulated competitors are able to offer to a group that includes many of our customers, which may adversely impact our business, financial condition, and results of operations.
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
As we expand and localize our international activities, we have become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations both of the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have in recent months significantly increased their scrutiny of crypto asset exchanges, such as by requiring crypto asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, crypto, and related technologies outside of the United States are highly evolving, extensive and often impose different, more specific, or even conflicting obligations on us, as well as broader liability. For example, we are required to comply with laws and regulations related to sanctions and export controls enforced by U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain governments, countries, or territories that are the target of comprehensive sanctions, currently the Crimea Region of Ukraine, Cuba, Iran, North Korea, Syria, and Venezuela as well as with persons identified on certain prohibited lists. We have shared key particulars of our compliance program with OFAC and we believe we have a reasonable risk-based program in place. That program includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that these measures will be viewed as compliant. In particular, the nature of the blockchain and of our services makes it technically infeasible in all circumstances to prevent transactions with particular persons or addresses. From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC that have identified such transactions. Certain of these voluntary self-disclosures are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or other adverse action. However, if we were to be found to have violated sanctions, or become involved in government investigations, that could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to these matters could be substantial. Although we have implemented controls, and are working to implement additional controls and screening tools designed to prevent similar activity from occurring in the future, there is no guarantee that we will not inadvertently provide our products and services to additional individuals, entities, or governments prohibited by U.S. sanctions in the future.
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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits, government and regulatory investigations, inquiries, actions or requests, including with respect to both retail user and employment matters, securities matters, and other proceedings alleging violations of laws, rules, and regulations, both foreign and domestic. For example, we are currently subject to stockholder litigation, which is described in the section titled Legal Proceedings in this Quarterly Report on Form 10-Q. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
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
Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include decentralized applications, DeFi, yield farming, lending, staking, token wrapping, governance tokens, innovative programs to attract customers such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, and novel cryptocurrency fundraising and distribution schemes, such as “initial exchange offerings.” We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our customer base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract customers, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain customers, including large, institutional, high-frequency and high-volume traders. As a result, we expect to expend significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our business and our ability to successfully compete, to retain existing customers, and to attract new customers may be adversely affected.

A particular crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
The SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. For example, Chair Gary Gensler recently remarked on the need for further regulatory oversight on crypto assets, crypto trading, and lending platforms by the SEC. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). Bitcoin and Ethereum are the only crypto assets as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. With respect to all other crypto assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.
Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain crypto assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets as “securities.”
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

We have policies and procedures to analyze whether each crypto asset that we seek to facilitate trading on our platform could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard, but rather represent our company-developed scoring model, which permits us to make a risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a “security” under applicable laws. Because our platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of crypto assets on our platform, we only permit trading on our core platform of those crypto assets for which we determine there are reasonably strong arguments to conclude that the crypto asset is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to crypto assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of crypto assets may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. For example, in December 2020, we announced that we had made a decision to suspend all XRP trading pairs on our platform in light of the SEC’s lawsuit filed against Ripple Labs, Inc. (“Ripple”), and two of its executives, alleging that they have engaged in an unregistered, ongoing securities offering through the sale of XRP. The SEC’s litigation with Ripple is still pending resolution. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, facts, and developments in technology.
There can be no assurances that we will properly characterize any given crypto asset as a security or non-security for purposes of determining whether our platform will support trading of the crypto asset, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, foreign regulatory authority, or a court were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a security, we would not be able to offer such crypto asset for trading until we are able to do so in a compliant manner. A determination by the SEC, a foreign regulatory authority, or a court that an asset that we currently support for trading on our platform constitutes a security may also result in us determining that it is advisable to remove assets from our platform that have similar characteristics to the asset that was determined to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the crypto asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported crypto asset on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated as the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported crypto asset other than via our licensed subsidiaries, which could negatively impact our business, operating results, and financial condition. Furthermore, if we remove any assets from trading on our platform, our decision may be unpopular with users and may reduce our ability to attract and retain customers, especially if such assets remain traded on unregulated exchanges, which includes many of our competitors.

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
As of June 30, 2021, we held $180 billion in custodial fiat currencies and cryptocurrencies on behalf of customers. Supported crypto assets are not insured or guaranteed by any government or government agency. We have also entered into partnerships with third parties, such as with the Centre Consortium, as the chief reseller of USD Coin, where we or our partners receive and hold funds for the benefit of our customers. Our and our partners’ abilities to manage and accurately safeguard these customer assets requires a high level of internal controls. As our business continues to grow and we expand our product and service offerings, we must continue to strengthen our associated internal controls and ensure that our partners do the same. Our success and the success of our offerings requires significant public confidence in our and our partners’ ability to properly manage customers’ balances and handle large and growing transaction volumes and amounts of customer funds. In addition, we are dependent on our partners’ operations, liquidity, and financial condition for the proper maintenance, use, and safekeeping of these customer assets. Any failure by us or our partners to maintain the necessary controls or to manage customer crypto assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, significant financial losses, lead customers to discontinue or reduce their use of our and our partners’ products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition.

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
We have significantly expanded our operations in recent years, both in terms of employee headcount as well as the number of customers. For example, we have grown from 199 employees as of December 31, 2017 to 2,176 employees as of June 30, 2021. We expect such growth to continue for the foreseeable future. As we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our information technology and financial, operating, and administrative systems and controls, and continue to manage headcount, capital, and processes efficiently. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.
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
We currently have subsidiaries in the United Kingdom, Japan, Singapore, Brazil, Canada, Germany, the Cayman Islands, the Philippines, Ireland, and India, as well as the United States. We plan to enter into or increase our presence in additional markets around the world. We have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. As we continue to expand our business and customer base outside the United States, we will be increasingly susceptible to risks associated with international operations. These risks and challenges include:

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
From time to time we have been, and may in the future be, subject to claims and disputes with our customers with respect to our products and services, such as regarding the execution and settlement of crypto asset trades, fraudulent or unauthorized transactions, account takeovers, deposits and withdrawals of crypto assets, failures or malfunctions of our systems and services, or other issues relating to our products services. For example, during periods of heavy Trading Volumes, we have received increased customer complaints. Additionally, the ingenuity of criminal fraudsters, combined with many retail users’ susceptibility to fraud, may cause our customers to be subject to ongoing account takeovers and identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and, in any case, require continuous improvement and optimization for continually evolving forms of fraud to be effective. There can be no guarantee that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our customers, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor customer experiences, including indefinite account inaccessibility for some of our customers, which increases our customer support costs and can compound damages. We could incur significant costs in compensating our customers, such as if a transaction was unauthorized, erroneous, or fraudulent. We could also incur significant legal expenses resolving and defending claims, even those without merit. To the extent we are found to have failed to fulfill our regulatory obligations, we could also lose our authorizations or licenses or become subject to conditions that could make future operations more costly, impair our ability to grow, and adversely impact our operating results. We currently are, and may in the future become, subject to investigation and enforcement action by state, federal, and international retail protection agencies, including the Consumer Financial Protection Bureau, the Federal Trade Commission, state attorneys general in the United States, the U.K. Financial Conduct Authority, the U.K. Financial Ombudsman Service, and the U.K. Office of Fair Trading, each of which monitor customer complaints against us and, from time to time, escalate matters for investigation and potential enforcement against us.
While certain of our customer agreements contain arbitration provisions with class action waiver provisions that may limit our exposure to retail class action litigation, some federal, state, and foreign courts have refused to enforce one or more of these provisions, and there can be no assurance that we will be successful in enforcing these arbitration provisions, including the class action waiver provisions, in the future or in any given case. Legislative, administrative, or regulatory developments may directly or indirectly prohibit or limit the use of pre-dispute arbitration clauses and class action waiver provisions. Any such prohibitions or limitations on or discontinuation of the use of, such arbitration or class action waiver provisions could subject us to additional lawsuits, including additional retail class action litigation, and significantly limit our ability to avoid exposure from retail class action litigation.

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
We provide retail and commercial loans to qualified customers secured by their crypto asset holdings on our platform, which exposes us to the risk of our borrowers’ inability to repay such loans. In addition, such activity results in us being subject to lending laws and regulations in the applicable jurisdiction and as a result we may be subject to additional regulatory scrutiny. In the future we may enter into credit arrangements with financial institutions to obtain the capital we provide under this offering. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified customers to the extent we rely on such credit lines to continue to offer or to grow such products. Further, our credit decision process and underwriting, pricing, loss forecasting, and scoring models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information.

Borrower loan loss rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. In particular, loss rates on loans may increase due to factors such as prevailing market conditions in the cryptoeconomy, the price of Bitcoin and other crypto assets, the amount of liquidity in the markets, and other factors. Borrowers may seek protection under federal bankruptcy law or similar laws. If a borrower files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions on the loan on hold and prevent further collection action absent bankruptcy court approval. The efficacy of our security interest in customer collateral is not guaranteed under Delaware law or the Uniform Commercial Code and therefore we may be exposed to loss in the event of a customer default, even if we appear to be secured against such default. While we have not incurred any material losses to date, if any of the foregoing events were to occur, our reputation and relationships with borrowers, and our financial results, could be harmed. We intend to continue to explore other products, models, and structures for offering retail and commercial financing, and other forms of credit and loan products. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed.
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
We route orders through third-party trading venues in connection with our prime brokerage service. The loss or failure of any such trading venues may adversely affect our business.
In connection with our prime brokerage service, from time to time, we route customer orders through third party exchanges or other trading venues. In connection with these activities, we generally hold cash and other crypto assets with such third-party exchanges or other trading venues in order to effect trades. If we were to experience a disruption in our access to these third-party exchanges and trading venues, our prime brokerage service could be adversely affected to the extent that we are unable to execute order flow for our prime brokerage customers. In addition, if any of these third-party trading venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, we might not be able to fully recover the cash and other crypto assets that we have deposited with these third parties. As a result, our business, operating results and financial condition could be adversely affected.

We plan to continue to make acquisitions and investments, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.
As part of our business strategy, we have made and intend to continue making acquisitions to add specialized employees, complementary companies, products, services, licenses, or technologies. We routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, and other transactions. As we grow, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. We also invest in companies and technologies, many of which are private companies and technologies that are highly speculative in nature. In the future, we may not be able to find other suitable acquisition and investment candidates, and we may not be able to complete acquisitions or make investments on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions. We may in the future be required to write off acquisitions or investment. Moreover, our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by customers, developers, advertisers, or investors. For example, in February 2019, we announced the acquisition of Neutrino S.r.l., a blockchain intelligence platform, whose founders were directly affiliated with the software firm the Hacking Team, which purportedly sold software with surveillance capabilities to governments with authoritarian regimes, resulting in reputational harm to our business, a loss of customers, and increased cost. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our net revenue and operating results could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and/or to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
We regularly review key business metrics, including the number of our Verified Users and MTUs, our Trading Volume and Assets on Platform, and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. We generally will not update previously disclosed key business metrics for any such inaccuracies or adjustments that are immaterial.
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
Due to the new and evolving nature of crypto assets and the absence of comprehensive legal guidance with respect to crypto asset products and transactions, many significant aspects of the U.S. federal and foreign tax treatment of transactions involving crypto assets, such as the purchase and sale of crypto assets on our platform, as well as the provision of staking rewards and other crypto asset incentives and rewards products, are uncertain, and it is unclear what guidance may be issued in the future on the treatment of crypto asset transactions for U.S. federal income and foreign tax purposes.
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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, there has been limited precedents for the financial accounting of crypto assets and related valuation and revenue recognition, and no official guidance has been provided by the FASB or the SEC. As such, there remains significant uncertainty on how companies can account for crypto assets transactions, crypto assets, and related revenue. Uncertainties in or changes to in regulatory or financial accounting standards could result in the need to changing our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.

Risks Related to Government Regulation and Privacy Matters
The cryptoeconomy is novel and has little to no access to policymakers or lobbying organizations, which may harm our ability to effectively react to proposed legislation and regulation of crypto assets or crypto asset platforms adverse to our business.
As crypto assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in July 2019, U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about crypto assets, and indicated that FinCEN is planning to release new requirements relating to crypto asset activities in 2020. Outside the United States, several jurisdictions have banned so-called initial coin offerings, such as China and South Korea, while Canada, Singapore, and Hong Kong, have opined that token offerings may constitute securities offerings subject to local securities regulations. In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail customers arising from the sale of derivatives and exchange-traded notes that reference certain types of cryptocurrencies, contending that they are “ill-suited” to retail investors due to extreme volatility, valuation challenges and association with financial crimes.
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
Our condensed consolidated balance sheets may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, operating results, and financial condition.
We are required to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We may from time to time incur indebtedness and other obligations which could make it more difficult to meet these capitalization requirements or any additional regulatory requirements. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of financial services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by the United States. and international regulators. Any change or increase in these regulatory requirements could have an adverse effect on our business, operating results, and financial condition.

As a financial institution licensed to engage in money transmission in the United States, to conduct virtual currency business activity in New York, and issue electronic money in Europe, we are subject to strict rules governing how we manage and hold customer fiat currency and crypto asset. We maintain complex treasury operations to manage and move customer fiat currency and crypto asset across our platforms and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency and crypto asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements. In addition, regulators may increase the amount of fiat currency reserves that we are required to maintain for our operations, as has happened in the past. For instance, in 2017, the Hawaii Division of Financial Institutions imposed a new policy whereby digital currency businesses are required to maintain cash reserves in an amount equal to the aggregate face value of digital currency funds held on behalf of customers, making our operations in Hawaii impracticable and forcing us to shut down operations in the state. Any similar events can lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services, including Earn campaigns, margin trading, lending functions, and the addition of new payment rails increase these risks.
Many of the crypto assets in which we facilitate trading are subject to regulatory authority by the Commodity Futures Trading Commission (“CFTC”). Any fraudulent or manipulative activity in a crypto asset occurring on our platform could subject us to increased regulatory scrutiny, regulatory enforcement, and litigation.
The CFTC has stated and judicial decisions involving CFTC enforcement actions have confirmed that at least some crypto assets, including Bitcoin, fall within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936 (“CEA”). As a result, the CFTC has general enforcement authority to police against manipulation and fraud in at least some spot crypto asset markets. From time to time, manipulation, fraud, and other forms of improper trading by market participants have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement action, and similar actions by other regulators, government agencies, and civil litigation. Such investigations, inquiries, enforcement actions, and litigation may cause us to incur substantial costs and could result in negative publicity.
Certain transactions in crypto assets may constitute “retail leveraged commodity transactions” subject to regulation by the CFTC as futures contracts. If crypto asset transactions we facilitate are deemed to be such retail commodity transactions, we would be subject to additional regulatory requirements, licenses and approvals, and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.
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
Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the new private right of action under the California Consumer Privacy Act of 2018 (“CCPA”), which is expected to increase security breach litigation). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have an adverse effect on our business, reputation, operating results, and financial condition.
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
We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection across different markets where we conduct our business, including in the United States and EEA and industry requirements and such laws, regulations, and industry requirements are constantly evolving and changing. Our actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies could harm our business.
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

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data. In the United States, non-sensitive user data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model or additional required “opt-outs” were to be adopted in the United States, less data may be available, and the cost of data likely would increase. For example, California recently enacted the CCPA, which became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. Since, the CCPA has been amended on multiple occasions with additional regulations coming into force on August 14, 2020 with more recent amendments on March 15, 2021. Additionally, although not effective until January 1, 2023, in the November 2020 election, California voters passed the California Privacy Rights Act (“CPRA”), which expands upon the CCPA.
The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects.
Further, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States and prompt a number of proposals for new federal and state-level privacy legislation. For example, in 2021, Virginia passed the Consumer Data Protection Act, or CDPA (enacted March 2021, effective January 1, 2023) and Colorado passed the Colorado Privacy Act, or CPA (enacted July 2021, effective July 1, 2023). We cannot fully predict the impact of the CCPA, CPRA, CDPA, CPA, or other similar laws or regulations on our business or operations, but they may require us to modify our data processing practices and policies that may incur costs and expense in an effort to comply. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and given presently that there are no federal laws to preempt such state laws, it may require costly and difficult efforts to achieve compliance with such laws that could expose us to fines and penalties for non-compliance.
Additionally, many foreign countries and governmental bodies, including Australia, the European Union, India, Japan, and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, processing, storage and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, require that certain types of data be retained on servers within these jurisdictions, and, in some cases, obtain individuals’ consent to collect and/or use personal information for certain purposes.
In Europe, the European General Data Protection Regulation (“GDPR”), took effect on May 25, 2018. As a result of our presence in Europe and our service offering in the European Union (“E.U.”), we are subject to the GDPR, which imposes stringent E.U. data protection requirements, and could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. A breach of the GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is highest. Additionally, the United Kingdom (“U.K.”), implemented the Data Protection Act, effective in May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the U.K.’s Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the U.K. and the E.U. remains uncertain, for example how data transfers between the U.K. and the E.U. and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. In February 2021, the European Commission proposed to issue the U.K. with an “adequacy” decision to facilitate the continued free flow of personal data from E.U. member states to the U.K.; however, this decision is subject to the review and/or approval of the European Data Protection Board and a Committee composed of the representatives of the E.U. Member States. In the meantime, the U.K. remains a "third country" for the purposes of data transfers from the E.U. to the U.K. following the expiration of the four to six-month personal data transfer grace period (from January 1, 2021) set out in the E.U. and U.K. Trade and Cooperation Agreement, unless the adequacy decision is adopted in favor of the U.K. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
In addition, the GDPR imposes strict rules on the transfer of personal data out of the E.U. to a “third country” including the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.
On July 16, 2020, the Court of Justice of the European Union “CJEU”), invalidated the European Union-United States, or E.U.-U.S., Privacy Shield (under which personal data could be transferred from the E.U. to U.S. entities that had self-certified under the Privacy Shield scheme) (“Privacy Shield”) on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal data transferred to the United States. In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case by case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other E.U. member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for E.U.-U.S. data transfers. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. Under the Implementing Decision, we will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business.
While we maintain a Privacy Shield certification, we rely on the standard contractual clauses for intercompany data transfers from the E.U. to the United States and have reviewed and amended any existing vendor agreements that rely only on Privacy Shield as the data transfer mechanism. As supervisory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.

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
There is a risk that as we expand, we may assume liabilities for breaches experienced by the companies we acquire. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could damage our reputation or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, and financial condition.
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
Although we monitor our use of open source software to avoid subjecting our platform to conditions we do not intend, we have not recently conducted an extensive audit of our use of open source software and, as a result, we cannot assure you that our processes for controlling our use of open source software in our platform are, or will be, effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face litigation, infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition. Moreover, the terms of many open source licenses have not been interpreted by United States or foreign courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software.

Risks Related to Our Employees and Other Service Providers
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely impact our business, operating results, and financial condition.
We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Mr. Armstrong, our co-founder and Chief Executive Officer, members of our executive team, and other key employees across product, engineering, risk management, finance, compliance and legal, and marketing. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. Due to the nascent nature of the cryptoeconomy, the pool of qualified talent is extremely limited, particularly with respect to executive talent, engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could adversely impact our operating results and impair our ability to grow.
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
As of December 31, 2020, we had Japanese net operating loss carryforwards, or NOLs, of approximately $3.8 million, due to prior period losses which if not utilized will begin to expire beginning in 2027. Additionally, as of December 31, 2020, we had $24.5 million of U.S. federal NOLs with an indefinite carryforward and $13.0 million of U.S. state NOLs, primarily with a twenty-year carryforward. As part of the Bison Trails acquisition, the Company has acquired additional U.S. federal and U.S. state NOLs of approximately $15 million as of June 30, 2021. Realization of these NOLs, and any future domestic or foreign NOLs that we may generate will depend on future income, and there is a risk that some or all of such NOLs could be subject to limitation or otherwise unavailable to offset future income tax liabilities, which could adversely affect our operating results.
Realization of these NOLs, and any future domestic or foreign NOLs that we may generate will depend on future income, and there is a risk that some or all of such NOLs could be subject to limitation or otherwise unavailable to offset future income tax liabilities, which could adversely affect our operating results.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Any future NOLs we generate may also be impaired under state laws. In addition, under the 2017 Tax Cuts and Jobs Act, or Tax Act, future tax losses may be utilized to offset no more than 80% of taxable income annually. Therefore, we may be required to pay U.S. federal income taxes in future years despite any U.S. federal NOL carryforwards we have accumulated. There also is a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs at the state level, or other unforeseen reasons, our future NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of any future NOLs we generate, whether or not we continue to generate taxable profits.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, inter-company transactions, and the valuation of stock-based awards and crypto assets we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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
As a public company we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”), and other applicable securities rules and regulations. Stockholder activism, the current political and social environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. If we encounter material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and the condensed consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

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
•rumors and market speculation involving the cryptoeconomy or us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments; and
•other events or factors, including those resulting from COVID-19, war, incidents of terrorism, or responses to these events.
Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently subject to stockholder litigation as described in the section titled Legal Proceedings in Part II, Item 1 of this Quarterly Report on Form 10-Q, and may continue to be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders, including our directors, executive officers, and 5% stockholders, and their respective affiliates. As a result of this structure, our Chief Executive Officer has control over key decision making as a result of his control of a majority of our voting stock. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Mr. Armstrong is currently able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and, along with our directors, other executive officers, and 5% stockholders, and their affiliates, these stockholders hold in the aggregate a substantial majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock, including Mr. Armstrong, collectively are expected to continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) the date fixed by the board of directors that is no less than 61 days and no more than 180 days after the date that the aggregate number of shares of Class B common stock held by Brian Armstrong and his affiliates is less than 25% of the aggregate number of shares of Class B common stock held by Mr. Armstrong and his affiliates on the date of effectiveness of the registration statement on Form S-1 for the listing of our Class A common stock on Nasdaq; (ii) the date and time specified by affirmative vote of the holders of at least 66-2/3% of the outstanding shares of Class B common stock, voting as a single class, and the affirmative vote of at least 66-2/3% of the then serving members of our board of directors, which must include the affirmative vote of Mr. Armstrong, if either (A) Mr. Armstrong is serving on our board of directors and has not been terminated for cause or resigned except for good reason (as each term is defined in our restated certificate of incorporation) from his position as our Chief Executive Officer or (B) Mr. Armstrong has not been removed for cause or resigned from the position of Chairman of the board of directors; and (iii) the death or disability (as defined in our and restated certificate of incorporation) of Mr. Armstrong, when all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock. Holders of our Class A common stock are not entitled to vote separately as a single class except under certain limited circumstances. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. In addition, Mr. Armstrong has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. As a board member and officer, Mr. Armstrong owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Armstrong is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock, including Mr. Armstrong, who retain their shares in the long term. Moreover, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.

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
As of June 30, 2021, we had 43,358,712 options outstanding that, if fully exercised, would result in the issuance of 9,069,891 shares of Class B common stock and the issuance of 34,288,821 shares of Class A common stock and 7,416,049 shares of Class A common stock outstanding subject to RSUs. All of the shares of Class A common stock and Class B common stock issuable upon the exercise of stock options or vesting and settlement of RSUs, and reserved for future issuance under our equity incentive plans, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144 under the Securities Act of 1933, as amended.
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
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If securities and industry analysts do not commence coverage of us, or if securities and industry analysts cease coverage of us altogether, the market price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock, or publish inaccurate or unfavorable research about our business, the price of our Class A common stock may decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline. Since we provide only limited financial guidance, this may increase the probability that our financial results are perceived as not in line with analysts’ expectations, and could cause volatility to the price of our Class A common stock.
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
Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a merger, acquisition, or other change of control of our company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Following the certification by our board of directors in July 2021 of Mr. Armstrong exceeding 50% of the total voting power of our capital stock, among other things, our restated certificate of incorporation and restated bylaws include provisions that:
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
•provide that the board of directors is expressly authorized to make, alter, or repeal our restated bylaws; and
•provide for advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between holders of 15% or more of our common stock and us.
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
In May 2021, we issued 95,628 shares of our Class A common stock to 20 accredited investors in connection with our acquisition of Skew.
In May 2021, we issued $1.44 billion in aggregate principal amount of 0.50% convertible senior notes due June 1, 2026, or the Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The Notes are convertible into shares of our Class A common stock on the terms set forth in the indenture governing the Notes. Information relating to the issuance of the Notes was provided in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2021.
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

Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	S-8	333-254967	4.1	4/1/21
3.2	Restated Bylaws	S-8	333-254967	4.2	4/1/21
4.1	Form of Class A common stock certificate	S-1	333-253482	4.1	2/25/21
4.2	Indenture, dated as of May 21, 2021, between Coinbase Global, Inc. and U.S. Bank National Association, as trustee.	8-K	001-40289	4.1	5/25/21
4.3	Form of 0.50% Convertible Senior Notes due 2026 (included in Exhibit 4.1)	8-K	001-40289	4.2	5/25/21
10.1	2021 Employee Stock Purchase Plan and forms of enrollment agreements thereunder	S-1	333-253482	10.5	2/25/21
10.2	Form of Capped Call Transaction Confirmation	8-K	001-40289	10.1	5/25/21
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted as in iXBRL and contained in Exhibit 101	X

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

COINBASE GLOBAL, INC.

Date: August 10, 2021	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)