Form 10-Q
period 2021-09-30
Coinbase Global, Inc.
filed 2021-11-10
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 2, 2021, the number of shares of the registrant's Class A common stock outstanding was 155,243,470 and the number of shares of the registrant's Class B common stock outstanding was 59,961,149.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value data)
(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$6,352,775	$1,061,850
Restricted cash	30,884	30,787
Customer custodial funds	8,956,966	3,763,392
USDC	92,107	48,938
Accounts and loans receivable, net of allowance	237,131	189,471
Income tax receivable	94,689	—
Prepaid expenses and other current assets	105,165	39,510
Total current assets	15,869,717	5,133,948
Crypto assets held	833,763	316,094
Lease right-of-use assets	105,583	100,845
Property and equipment, net	55,632	49,250
Goodwill	567,420	77,212
Intangible assets, net	142,183	60,825
Other non-current assets	879,973	117,240
Total assets	$18,454,271	$5,855,414
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Custodial funds due to customers	$8,807,978	$3,849,468
Accounts payable and accrued expenses	290,471	85,111
Crypto asset borrowings	445,172	271,303
Lease liabilities, current	31,854	25,270
Other current liabilities	39,684	15,703
Total current liabilities	9,615,159	4,246,855
Lease liabilities, non-current	81,602	82,508
Long-term debt	3,382,185	—
Other non-current liabilities	14,828	—
Total liabilities	13,093,774	4,329,363
Commitments and contingencies (Note 17)
Convertible preferred stock, $0.00001 par value; 500,000 and 126,605 shares authorized at September 30, 2021 and December 31, 2020, respectively; zero and 112,878 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $578,750 at September 30, 2021 and December 31, 2020, respectively	—	562,467
Stockholders’ equity:
Class A common stock, $0.00001 par value; 10,000,000 and 267,640 shares authorized at September 30, 2021 and December 31, 2020, respectively; 153,701 and 12,204 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	—
Class B common stock, $0.00001 par value; 500,000 and 208,414 shares authorized at September 30, 2021 and December 31, 2020; 59,961 and 60,904 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	—
Additional paid-in capital	1,850,711	231,024
Accumulated other comprehensive (loss) income	(432)	6,256
Retained earnings	3,510,216	726,304
Total stockholders’ equity	5,360,497	963,584
Total liabilities, convertible preferred stock, and stockholders’ equity	$18,454,271	$5,855,414
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Net revenue	$1,234,736	$286,663	$4,864,727	$644,076
Other revenue	77,172	28,694	476,254	48,293
Total revenue	1,311,908	315,357	5,340,981	692,369
Operating expenses:
Transaction expense	197,251	36,766	766,743	85,568
Technology and development	356,264	73,319	831,950	181,234
Sales and marketing	105,395	11,977	419,117	33,281
General and administrative	242,642	71,433	612,068	182,379
Other operating expense, net	118,548	20,357	556,857	27,541
Total operating expenses	1,020,100	213,852	3,186,735	510,003
Operating income	291,808	101,505	2,154,246	182,366
Other expense (income), net	20,948	(1,211)	17,839	5,935
Income before provision for income taxes	270,860	102,716	2,136,407	176,431
(Benefit from) provision for income taxes	(135,240)	21,417	(647,505)	30,899
Net income	$406,100	$81,299	$2,783,912	$145,532
Net income attributable to common stockholders:
Basic	$402,343	$17,437	$2,241,790	$41,012
Diluted	$405,340	$20,505	$2,338,407	$48,046
Net income per share attributable to common stockholders:
Basic	$1.92	$0.25	$13.58	$0.61
Diluted	$1.62	$0.23	$11.19	$0.55
Weighted-average shares of common stock used to compute net income per share attributable to common stockholders:
Basic	209,604	68,981	165,045	67,653
Diluted	250,536	90,708	209,052	88,140
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$406,100	$81,299	$2,783,912	$145,532
Other comprehensive (loss) income:
Translation adjustment, net of tax	(3,206)	2,844	(6,688)	3,320
Comprehensive income	$402,894	$84,143	$2,777,224	$148,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands)
(unaudited)

	Three Months Ended September 30, 2021
	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at July 1, 2021	—	$—	209,876	$2	$1,516,533	$2,774	$3,104,116	$4,623,425
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	2,964	—	43,221	—	—	43,221
Stock-based compensation expense	—	—	—	—	264,941	—	—	264,941
Issuance of equity instruments as consideration for business combinations	—	—	211	—	77,482	—	—	77,482
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	—	—	611	—	(51,466)	—	—	(51,466)
Comprehensive loss	—	—	—	—	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	—	406,100	406,100
Balance at September 30, 2021	—	$—	213,662	$2	$1,850,711	$(432)	$3,510,216	$5,360,497

	Three Months Ended September 30, 2020
	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at July 1, 2020	114,959	$564,697	67,102	$—	$115,141	$(245)	$468,220	$583,116
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	345	—	2,388	—	—	2,388
Stock-based compensation expense	—	—	—	—	16,180	—	—	16,180
Conversion of preferred stock	(2,081)	(2,230)	2,081	—	2,230	—	—	2,230
Issuance of equity instruments as consideration in business combination	—	—	1,304	—	31,349	—	—	31,349
Issuance of common stock to settle contingent consideration	—	—	691	—	16,205	—	—	16,205
Comprehensive income	—	—	—	—	—	2,844	—	2,844
Net income	—	—	—	—	—	—	81,299	81,299
Balance at September 30, 2020	112,878	$562,467	71,523	$—	$183,493	$2,599	$549,519	$735,611
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands)
(unaudited)

	Nine Months Ended September 30, 2021
	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2021	112,878	$562,467	73,108	$—	$231,024	$6,256	$726,304	$963,584
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	22,257	—	181,025	—	—	181,025
Stock-based compensation expense	—	—	—	—	559,652	—	—	559,652
Issuance of equity instruments as consideration for business combinations	—	—	3,891	—	509,379	—	—	509,379
Conversion of preferred stock	(112,878)	(562,467)	112,878	2	562,465	—	—	562,467
Issuance of shares from exercise of warrants	—	—	412	—	433	—	—	433
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	—	—	1,116	—	(103,136)	—	—	(103,136)
Purchase of capped calls	—	—	—	—	(90,131)	—	—	(90,131)
Comprehensive loss	—	—	—	—	—	(6,688)	—	(6,688)
Net income	—	—	—	—	—	—	2,783,912	2,783,912
Balance at September 30, 2021	—	$—	213,662	$2	$1,850,711	$(432)	$3,510,216	$5,360,497

	Nine Months Ended September 30, 2020
	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2020	114,959	$564,697	66,994	$—	$93,820	$(721)	$403,987	$497,086
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	453	—	1,323	—	—	1,323
Stock-based compensation expense	—	—	—	—	38,566	—	—	38,566
Conversion of preferred stock	(2,081)	(2,230)	2,081	—	2,230	—	—	2,230
Issuance of equity instruments as consideration in business combination	—	—	1,304	—	31,349	—	—	31,349
Issuance of common stock to settle contingent consideration	—	—	691	—	16,205	—	—	16,205
Comprehensive income	—	—	—	—	—	3,320	—	3,320
Net income	—	—	—	—	—	—	145,532	145,532
Balance at September 30, 2020	112,878	$562,467	71,523	$—	$183,493	$2,599	$549,519	$735,611
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$2,783,912	$145,532
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	40,633	22,385
Impairment expense	234,023	8,352
Stock-based compensation expense	558,157	37,800
Provision for transaction losses and doubtful accounts	14,816	(2,388)
Loss on disposal of property and equipment	361	—
Deferred income taxes	(572,044)	7,637
Unrealized loss on foreign exchange	16,084	6,207
Non-cash lease expense	27,151	18,366
(Gain) loss on investments	(14,209)	397
Change in fair value of contingent consideration	(924)	3,281
Realized gain on crypto assets	(125,822)	(15,609)
Crypto assets received as revenue	(661,254)	(46,892)
Crypto asset payments for expenses	465,157	20,421
Fair value gain on derivatives	(23,823)	(10,995)
Amortization of debt discount and issuance costs	2,420	—
Changes in operating assets and liabilities:
USDC	(56,710)	36,696
Accounts and loans receivable	37,244	(8,859)
Income taxes, net	(95,756)	43,805
Other assets	(26,331)	(28,190)
Custodial funds due to customers	4,938,326	616,517
Accounts payable and accrued expenses	194,290	12,192
Lease liabilities	(18,899)	(18,286)
Other liabilities	19,909	(2,542)
Net cash provided by operating activities	7,736,711	845,827
Cash flows from investing activities
Purchase of property and equipment	(1,628)	(7,500)
Proceeds from sale of property and equipment	31	—
Capitalized internal-use software development costs	(15,507)	(6,265)
Business combination, net of cash acquired	(39,405)	33,615
Purchase of investments	(251,118)	(4,950)
Purchase of assembled workforce	(24,000)	—
Proceeds from settlement of investments	—	303
Purchase of crypto assets held	(1,479,091)	(274,385)
Disposal of crypto assets held	1,268,801	289,045
Loans originated	(169,325)	—
Proceeds from repayment of loans	66,827	—
Net cash (used in) provided by investing activities	(644,415)	29,863
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	174,949	1,971
Taxes paid related to net share settlement of equity awards	(103,136)	—
Proceeds received under the employee stock purchase plan	11,532	—
Issuance of shares from exercise of warrants	433	—
Issuance of convertible senior notes, net	1,403,753	—
Issuance of senior notes, net	1,976,011	—
Purchase of capped calls	(90,131)	—
Proceeds from short-term borrowing	20,000	—
Net cash provided by financing activities	3,393,411	1,971
Net increase in cash, cash equivalents, and restricted cash	10,485,707	877,661
Effect of exchange rates on cash	(1,111)	(18,118)
Cash, cash equivalents, and restricted cash, beginning of period	4,856,029	1,784,417
Cash, cash equivalents, and restricted cash, end of period	$15,340,625	$2,643,960

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$6,352,775	$766,262
Restricted cash	30,884	36,317
Customer custodial funds	8,956,966	1,841,381
Total cash, cash equivalents, and restricted cash	$15,340,625	$2,643,960

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$53,426	$21,623
Operating cash outflows for amounts included in the measurement of operating lease liabilities	$16,781	$22,483

Supplemental schedule of non-cash investing and financing activities
Unsettled purchases of property and equipment	$974	$2,501
Right-of-use assets obtained in exchange for operating lease obligations	$26,672	$2,146
Non-cash consideration paid for business combinations	$535,989	$39,887
Purchase of crypto assets and investments with non-cash consideration	$4,940	$112
Crypto assets borrowed	$292,635	$62,914
Crypto assets borrowed repaid with crypto assets	$59,348	$—
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The accompanying interim condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), on the same basis as the audited consolidated financial statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2021, condensed consolidated results of operations for the three and nine months ended September 30, 2021 and September 30, 2020, and condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and September 30, 2020. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2021 and September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Significant estimates and assumptions include the determination of the recognition, measurement, and valuation of current and deferred income taxes; the fair value of stock-based awards issued; the useful lives of intangible assets; the useful lives of property and equipment; the impairment of long-lived assets; the Company’s incremental borrowing rate; the fair value of assets acquired and liabilities assumed in business combinations, including contingent consideration arrangements; the fair value of derivatives and related hedges; the fair value of long-term debt; and loss provisions.
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
The Company held $92.1 million and $48.9 million of USD Coin (“USDC”) as of September 30, 2021 and December 31, 2020, respectively. The underlying U.S. dollar denominated assets are recognized by the issuer in U.S. regulated financial institutions on behalf of USDC holders.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2021, the Company had no customers who accounted for more than 10% of the Company’s accounts and loans receivable. As of December 31, 2020, two customers accounted for more than 10% of the Company’s accounts and loans receivable. One customer had fiat of $45.0 million transferred to their platform account prior to December 31, 2020, but the Company had not yet settled the transaction by collecting payment. The Company had extended $20.5 million of post trade credit to the second customer as of December 31, 2020. As these customers had transferred or were in the process of transferring funds to their portfolio equal to or in excess of the crypto assets purchased, the Company did not record an allowance for doubtful accounts.
As of September 30, 2021 and December 31, 2020, the Company had no payment processors or bank partners representing more than 10% of accounts and loans receivable. During the three and nine months ended September 30, 2021 and September 30, 2020, no customer accounted for more than 10% of total revenue.
Recent accounting pronouncements
Recently adopted accounting pronouncements
On August 5, 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity, by removing certain separation models that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. After adoption of ASU 2020-06 entities will not separately present in equity an embedded conversion feature in such debt. Instead entities will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible instrument was issued at a substantial premium. ASU 2020-06 also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. Under ASU 2020-06, entities must apply the more dilutive of the if-converted method and the two-class method to all convertible instruments; the treasury stock method is no longer available. ASU 2020-06 eliminates an entity’s ability to overcome the presumption of share settlement, and as a result, the issuers of convertible debt that may be settled in any combination of cash or stock at the issuer’s option, must use the more dilutive among the if-converted method and the two-class method in computing diluted net income per share, which is typically more dilutive than the net share settlement under the treasury stock method. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. The Company early adopted ASU 2020-06 on January 1, 2021. The adoption of this new guidance did not have an impact on the Company’s consolidated financial statements since the Company had no existing convertible notes prior to issuance of the 2026 Convertible Notes, described below, in the second quarter of 2021. Further, the Company’s outstanding convertible preferred stock, which were converted into common stock in conjunction with the Company’s direct listing of its Class A common stock on the Nasdaq Global Select Market (the “Direct Listing”), did not contain any beneficial conversion feature. The Company’s 2026 Convertible Notes are accounted for in accordance with this new guidance. See Note 9. Indebtedness for additional information.

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
On August 29, 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under Accounting Standards Codification (“ASC”) 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted the standard on January 1, 2021 using the prospective transition approach. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company adopted the standard on January 1, 2021 using the modified retrospective approach. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements, as the Company’s receivables are either fully collateralized or are short term in nature and therefore less susceptible to risks and uncertainty of credit losses over extended periods of time.
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
Prior to the acquisition, the Company held a minority ownership stake in Bison Trails, which was accounted for as a cost method investment. In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the cost method investment was remeasured to fair value as of the acquisition date. The Company considered multiple factors in determining the fair value of the previously held cost method investment, including the price negotiated with the selling shareholders and current trading multiples for comparable companies. Based on this analysis, the Company recognized an $8.8 million gain on remeasurement, which was recorded in other expense (income), net in the condensed consolidated statement of operations on the acquisition date.

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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in years)
Developed technology	$36,000	3
In-process research and development ("IPR&D")	1,200	N/A
User base	1,900	3
The intangible assets will be amortized on a straight-line basis over their respective useful lives to Technology and development expenses for developed technology and General and administrative expenses for user base. Amortization of the IPR&D will be recognized in Technology and development expenses once the research and development is placed into service as internally developed software. Management applied significant judgement in determining the fair value of intangible assets, which involved the use of estimates and assumptions with respect to development costs and profit, costs to recreate customer relationships, market participation profit, and opportunity cost.
Total acquisition costs of $3.7 million were incurred related to the acquisition, which were recognized as an expense and included in General and administrative expenses in the condensed consolidated statements of operations.
Other Acquisitions
During the nine months ended September 30, 2021, the Company also completed three other acquisitions that were not material individually, but were material when aggregated. In each of these acquisitions the Company acquired all issued and outstanding common stock and stock options of the acquiree.
The total purchase consideration in each acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates, with the excess recorded as goodwill. For each acquisition, the final allocation of purchase consideration to assets and liabilities remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from each acquisition’s respective acquisition date). Any changes in the fair value of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.
The aggregate total preliminary consideration transferred in these acquisitions was $135.7 million, consisting of the following (in thousands):

Common stock of the Company - issued	$51,760
Common stock of the Company - to be issued	39,940
Cash	27,795
Cash payable	412
Contingent consideration arrangement	15,752
Aggregate total purchase consideration	$135,659

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The aggregate purchase consideration includes 160,840 shares of the Company’s Class A common stock to be issued six months after the respective acquisition date. The fair value of these shares on the acquisition date is included in Additional paid-in capital. Additionally, 39,663 shares of the Company’s Class A common stock included in the aggregate purchase consideration that were issued, or to be issued, are subject to an indemnity holdback. These shares will be released between 15 and 18 months after the closing date of each transaction.
Also included in the aggregate purchase consideration is the original estimated fair value of the contingent consideration arrangement agreed to in one of the acquisitions. The contingent consideration consists of two separate tranches. The first tranche is settled one year after the closing date and may result in delivery of up to 75,534 shares of the Company’s Class A common stock if specified revenue targets are met during the first year after the closing date. The second tranche is settled two years after the closing date and may result in delivery of up to another 75,534 shares of the Company’s Class A common stock if specified revenue targets are met during only the second year after the closing date. For each tranche, the revenue targets are adjusted for changes in the combined Bitcoin (“BTC”) and Ethereum (“ETH”) market capitalization since the closing date. The total number of the Company’s Class A common stock issued to settle the contingent consideration arrangement would be adjusted downward in proportion to recognized revenues that do not meet the specified revenue targets.
The contingent consideration arrangement is included in Other non-current liabilities and subject to subsequent measurement at fair value with changes in fair value recognized through Other expense (income), net.
The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements as of the dates of acquisition. The following table summarizes the aggregate estimated fair values of assets acquired and liabilities assumed using a cost based approach (in thousands):

Cash and cash equivalents	$4,915
Accounts receivable, net of allowance	57
Prepaid expenses and other current assets	209
Intangible assets	46,100
Goodwill	86,041
Total assets	137,322

Accounts payable and accrued expenses	281
Other liabilities	1,382
Total liabilities	1,663
Net assets acquired	$135,659
The excess of aggregate purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill of $86.0 million, of which $77.1 million is expected to be deductible for US tax purposes based on the preliminary values. The goodwill balance is primarily attributed to the assembled workforce, market presence, synergies, and the use of purchased technology to develop future products and technologies.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the dates of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in years)
Developed technology	33,700	2.7
User Base	1,000	2.5
In process research and development	1,600	N/A
Customer relationships	9,800	5
The intangible assets will be amortized on a straight-line basis over their respective useful lives to Technology and development expenses for developed technology and General and administrative expenses for customer relationships and user base. Amortization of the IPR&D will be recognized in Technology and development expenses once the research and development is placed into service as internally developed software. Management applied significant judgement in determining the fair value of intangible assets, which involved the use of estimates and assumptions with respect to development costs and profit, costs to recreate customer relationships, market participation profit, and opportunity cost. These valuations incorporate significant unobservable inputs classified as Level 3.
Total acquisition costs of $3.5 million were incurred related to these other acquisitions, which were recognized as expenses and included in General and administrative expenses in the condensed consolidated statements of operations. The Company also entered into employment agreements with key employees of the acquirees, which included stock-based compensation arrangements. In conjunction with these agreements, the Company recognized $3.2 million of compensation expenses on the acquisition dates included in Technology and development expenses. Stock-based compensation arrangements offered to these key employees with vesting conditions will be recognized as compensation expense in future periods. See Note 14. Stock-Based Compensation, for additional details regarding stock-based compensation issued to employees.
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
The total consideration transferred in the acquisition was $41.8 million, consisting of the following (in thousands):

Common stock of the Company	$30,589
Replacement of Tagomi options and warrants	760
Cash	1,906
Settlement of pre-existing receivable	8,537
Total purchase consideration	$41,792

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue
Transaction revenue
Retail, net	$1,021,967	$262,624	$4,305,088	$588,451
Institutional, net	67,689	13,280	255,529	31,308
Total transaction revenue	1,089,656	275,904	4,560,617	619,759
Subscription and services revenue
Blockchain rewards	81,490	3,246	131,056	7,408
Custodial fee revenue	31,468	4,803	86,616	10,594
Earn campaign revenue	15,172	1,531	43,230	1,640
Interest income	8,389	536	18,190	3,285
Other subscription and services revenue	8,561	643	25,018	1,390
Total subscription and services revenue	145,080	10,759	304,110	24,317
Total net revenue	1,234,736	286,663	4,864,727	644,076

Other revenue
Crypto asset sales revenue	76,742	28,403	475,065	45,961
Corporate interest and other income	430	291	1,189	2,332
Total other revenue	77,172	28,694	476,254	48,293

Total revenue	$1,311,908	$315,357	$5,340,981	$692,369

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
The Company charges a fee at the transaction level. The transaction price, represented by the trading fee, is calculated based on volume and varies depending on payment type and the value of the transaction. Crypto asset purchase or sale transactions executed by a customer on the Company’s platform is based on tiered pricing that is driven primarily by transaction volume processed for a specific historical period. The Company has concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to a class of customers with similar volume. The transaction fee is collected from the customer at the time the transaction is executed. In certain instances, the transaction fee can be collected in crypto assets, with revenue measured based on the amount of crypto assets received and the fair value of the crypto assets at the time of the transaction.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Blockchain rewards
The Company generates revenues in crypto assets through various blockchain protocols. These blockchain protocols, or the participants that form the protocol networks, reward users for performing various activities on the blockchain, such as participating in proof-of-stake networks and other consensus algorithms. The Company considers itself the principal in transactions with the blockchain networks, and therefore presents such blockchain rewards earned on a gross basis. Blockchain rewards are primarily comprised of Staking revenue in which the Company participates in networks with proof-of-stake consensus algorithms, through creating or validating blocks on the network. In exchange for participating in the consensus mechanism of these networks, the Company earns rewards in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that the Company controls. Revenue is measured based on the number of tokens received and the fair value of the token at contract inception.
Custodial fee revenue
The Company provides a dedicated secure cold storage solution to customers and earns a fee, which is based on a contractual percentage of the daily value of assets under custody. The fee is collected on a monthly basis. These contracts typically have one performance obligation which is provided and satisfied over the term of the contracts as customers simultaneously receive and consume the benefits of the services. The contract may be terminated by a customer at any time, without incurring a penalty. Customers are billed on the last day of the month during which services were provided, with the amounts being due within thirty days of receipt of the invoice. Amounts receivable from customers for custodial fee revenue, net of allowance, were $18.5 million and $4.4 million as of September 30, 2021 and December 31, 2020, respectively. The allowance recognized against these fees was not material for any of the periods presented.
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
Interest income and corporate interest and other income
The Company holds customer custodial funds and cash and cash equivalents at certain third-party banks which earn interest. The Company also earns interest income under a revenue sharing arrangement and on loans granted to retail and institutional users. Interest income is calculated using the interest method and is not within the scope of Topic 606 – Revenue from Contracts with Customers. Interest earned on customer custodial funds, revenue sharing, and loans is included in interest income within subscription and services revenue. Interest earned on cash and cash equivalents is included in corporate interest and other income, within other revenue.
Other subscription and services revenue
Other subscription and services revenue primarily includes revenue from Coinbase Cloud, which includes staking application and infrastructure services, as well as revenue from subscription licenses. Generally, these contracts with customers contain one performance obligation, may have variable and non-cash consideration, and are satisfied at a point in time or over the period that services are provided.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other revenue
Other revenue includes the sale of crypto assets and corporate interest and other income. Periodically, as an accommodation to customers, the Company may fulfill customer transactions using the Company’s own crypto assets held for operating purposes. The Company has custody and control of the crypto assets prior to the sale to the customer and records revenue at the point in time when the sale to the customer is processed. Accordingly, the Company records the total value of the sale in other revenue and the cost of the crypto assets in Other operating expense, net within the condensed consolidated statements of operations. The cost of crypto assets used in fulfilling customer transactions was $68.6 million and $27.4 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $433.8 million and $45.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.
Related party transactions
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. Fees charged to these users are on terms no more favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. The Company recognized revenue with related parties of $7.7 million and $0.8 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $21.0 million and $1.8 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, amounts receivable from related parties was $3.3 million and $0.6 million, respectively.
Revenue by geographic location
In the table below are the revenues disaggregated by geography, based on domicile of the client or booking location, as applicable (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$1,003,999	$244,055	$4,339,899	$524,423
Rest of the World(1)	307,909	71,302	1,001,082	167,946
Total revenue	$1,311,908	$315,357	$5,340,981	$692,369
__________________
(1)No other individual country accounted for more than 10% of total revenue

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.    ACCOUNTS AND LOANS RECEIVABLE
Accounts and loans receivable, net of allowance consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
In-transit customer receivables	$58,355	$90,571
Post-trade credit receivables	2,205	66,326
Custodial fee revenue receivable	19,757	4,636
Loans receivable(1)	109,317	6,790
Interest and other receivables	64,474	23,309
Allowance for doubtful accounts(2)	(16,977)	(2,161)
Total accounts and loans receivable, net of allowance	$237,131	$189,471
__________________
(1)The fair value of collateral held as security exceeded the outstanding loans receivable as of September 30, 2021 and December 31, 2020, so no allowance was recorded.
(2)Includes provision for transaction losses of $12.3 million and $1.3 million as of September 30, 2021 and December 31, 2020, respectively.

Loans receivable
The Company grants loans to retail users and institutions. As of September 30, 2021 and December 31, 2020, the Company had granted loans with an outstanding balance of $109.3 million and $6.8 million, respectively. The related interest receivable on the loans as of September 30, 2021 and December 31, 2020, was $0.63 million and $0.04 million, respectively.
The amounts loaned are collateralized with the crypto assets held by the borrower in their crypto asset wallet on the Company’s platform. The Company does not have the right to use such collateral unless the borrower defaults on the loans. The Company’s credit exposure is significantly limited and no allowance was recorded against these loans receivable. Loans receivable are measured at amortized cost. The carrying value of the loans approximates their fair value. As of September 30, 2021 and December 31, 2020, there were no loans receivable past due.
6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Balance, beginning of period	$77,212	$54,696
Additions due to business combinations	490,208	22,516
Balance, end of period	$567,420	$77,212
There was no impairment recognized against goodwill at the beginning or end of the periods.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible assets
Intangible assets consisted of the following (in thousands, except years data):

As of September 30, 2021	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Acquired developed technology	$88,708	$(26,087)	$62,621	2.24
User base	2,997	(735)	2,262	2.00
Customer relationships	76,391	(24,247)	52,144	4.04
Non-compete agreement	2,402	(1,041)	1,361	2.84
Assembled workforce	24,000	(3,255)	20,745	1.73
In-process research and development(1)	2,800	—	2,800	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Crypto assets held	833,763	—	833,763	N/A
Total	$1,031,311	$(55,365)	$975,946
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of 3 years.

As of December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Acquired developed technology	$20,708	$(13,024)	$7,684	2.09
Customer relationships	66,591	(15,771)	50,820	4.58
Trade name	30	(30)	—	0
Non-compete agreement	2,402	(681)	1,721	3.58
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Licenses	350	—	350	N/A
Crypto assets held	316,094	—	316,094	N/A
Total	$406,425	$(29,506)	$376,919
Amortization expense of intangible assets was $12.3 million and $27.5 million for the three and nine months ended September 30, 2021, respectively. Amortization expense of intangible assets was $4.3 million and $12.2 million for the three and nine months ended September 30, 2020, respectively. The Company estimates that there is no significant residual value related to its amortizing intangible assets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Crypto assets held are accounted for as an indefinite-lived intangible asset. Thus, unless they are designated as hedged items in fair value hedges, crypto assets are recognized at cost and subject to impairment losses if the fair value of crypto assets decreases below the carrying value at any time during the period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. The Company recorded gross impairment charges of $58.4 million and $234.0 million during the three and nine months ended September 30, 2021 due to the observed market price of crypto assets decreasing below the carrying value at some point during the period. The Company partially recovered impairments recorded during the period through both subsequent crypto asset sales and disposals. Impairment charges of $75.7 million and $8.4 million relate to the crypto assets still held as of September 30, 2021 and September 30, 2020, respectively. Impairment expense is included in Other operating expense, net in the condensed consolidated statements of operations.
Crypto assets borrowed that have been designated as hedged items in fair value hedges are initially measured at cost. Subsequent changes in fair value attributable to the hedged risk are adjusted to the carrying amount of these crypto assets, with changes in fair value recorded in Other operating expense, net in the condensed consolidated statements of operations. See Note 10. Derivatives, for additional details regarding crypto assets designated as hedged items in fair value hedges.
Crypto assets held consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Crypto assets held as investments	$211,633	$24,438
Crypto assets held for operating purposes	182,493	37,830
Crypto assets borrowed	439,637	253,826
Total crypto assets held	$833,763	$316,094
See Note 11. Fair Value Measurements, for additional details regarding the carrying value of the Company’s crypto assets held.
The expected future amortization expense for intangible assets other than IPR&D as of September 30, 2021 is as follows (in thousands):

2021 (for the remainder of)	$14,474
2022	56,799
2023	41,437
2024	14,591
2025	9,694
Thereafter	2,138
Total expected future amortization expense	$139,133

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.    PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets and other non-current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid expenses and other current assets
Prepaid expenses	$96,913	$36,218
Warrant to purchase crypto assets	—	2,575
Deposits	4,792	—
Other	3,460	717
Total prepaid expenses and other current assets	$105,165	$39,510

Other non-current assets
Equity method investments	$1,056	$2,000
Strategic investments	279,839	26,146
Deferred tax assets	587,307	20,807
Deposits	11,771	68,287
Total other non-current assets	$879,973	$117,240
Equity method investments
The Company acquired a 50% interest in Centre Consortium, LLC in August 2019. The Company has significant influence over the entity, but does not have power or control. The Company’s share of earnings and losses are included in Other expense (income), net in the condensed consolidated statements of operations.
Strategic investments
The Company makes strategic investments in various companies and technologies through Coinbase Ventures, the Company’s venture capital arm. Strategic investments primarily include equity investments in privately held companies without readily determinable fair values where the Company (1) holds less than 20% ownership in the entity, and (2) does not exercise significant influence. These investments are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) and impairment. The components of other investments accounted for under the measurement alternative included in the table above are presented below (in thousands):

	September 30,	December 31,
	2021	2020
Carrying amount, beginning of period	$26,146	$15,599
Net additions	242,196	9,687
Upward adjustments	3,084	1,307
Previously held interest in Bison Trails (see Note 3)	(2,000)	—
Impairments and downward adjustments	(50)	(447)
Carrying amount, end of period(1)	$269,376	$26,146
(1)Excludes $10.5 million of strategic investments that are not accounted for under the measurement alternative.
Upward adjustments, impairments, and downward adjustments from remeasurement of investments are included in Other expense (income), net in the condensed consolidated statements of operations. As of September 30, 2021, cumulative upward adjustments were $4.6 million and cumulative impairments and downward adjustments were $2.6 million.
During the nine months ended September 30, 2021, the Company purchased $150.0 million of preferred shares directly from an investee in which a related party of the Company held an indirect interest over 10%.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accounts payable	$29,422	$12,031
Accrued expenses	116,054	33,987
Accrued payroll and payroll related	108,490	23,403
Income taxes payable	4,737	5,805
Other payables	31,768	9,885
Total accounts payable and accrued expenses	$290,471	$85,111

9.     INDEBTEDNESS
Convertible Senior Notes
In May 2021, the Company issued an aggregate principal amount of $1.44 billion of convertible senior notes due in 2026 (the “2026 Convertible Notes”) pursuant to an indenture, dated May 18, 2021 (the “Convertible Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2026 Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
The 2026 Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 0.5% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2026 Convertible Notes mature on June 1, 2026, unless earlier converted, redeemed or repurchased. The proceeds received of $1.42 billion were net of a 1% original issue discount.
The initial conversion rate and conversion rate as of September 30, 2021 for the 2026 Convertible Notes is 2.6994 shares of the Company's Class A common stock per $1,000 principal amount of 2026 Convertible Notes, which is equivalent to an initial conversion price of approximately $370.45 per share of the Class A common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the Convertible Notes Indenture.
The 2026 Convertible Notes will be convertible at the option of the holders before December 1, 2025 only upon the occurrence of certain events, and from and after December 1, 2025, at any time at their election until the close of business on the second scheduled trading day immediately preceding June 1, 2026, only under certain circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally in the event of a corporate event constituting a fundamental change (as defined in the Convertible Notes Indenture), holders of the 2026 Convertible Notes may require the Company to repurchase all or a portion of their 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes being repurchased, plus accrued and unpaid special interest or additional interest, if any, to, but excluding, the date of the fundamental change repurchase.
The Company accounted for the 2026 Convertible Notes wholly as debt because (1) the conversion features do not require bifurcation as a derivative under ASC 815 and (2) the 2026 Convertible Notes were not issued at a substantial premium.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Discounts on the 2026 Convertible Notes reflect a 1% original issue discount of $14.4 million and debt issuance costs related to the 2026 Convertible Notes of $19.4 million, which include commissions payable to the initial purchasers and third-party offering costs. Discounts are amortized to interest expense using the effective interest method over the contractual term of the 2026 Convertible Notes. Interest expense is included in Other expense (income), net in the condensed consolidated statements of operations. For the three months ended September 30, 2021, total interest expense on the 2026 Convertible Notes was $3.6 million with coupon interest expense of $1.9 million and the amortization of debt discounts and debt issuance costs of $1.7 million. For the nine months ended September 30, 2021, total interest expense on the 2026 Convertible Notes was $5.1 million with coupon interest expense of $2.7 million and the amortization of debt discounts and debt issuance costs of $2.4 million.The effective interest rate on the 2026 Convertible Notes is 0.98%. As of September 30, 2021, the outstanding aggregate principal balance of the 2026 Convertible Notes and the related unamortized discounts were $1.44 billion and $31.4 million, respectively.
Capped Calls
On May 18, 2021, in connection with the pricing of the 2026 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions (the "option counterparties") at a cost of $90.1 million. The Capped Calls cover, subject to customary adjustments, the number of shares of Class A common stock initially underlying the 2026 Convertible Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2026 Convertible Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Convertible Notes its common stock price exceeds the conversion price of the 2026 Convertible Notes. The Capped Calls have an initial strike price of approximately $370.45 per share of Class A common stock and an initial cap price of approximately $478.00 per share of Class A common stock.
The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to Additional paid-in capital within stockholders’ equity.
Senior Notes
In September 2021, the Company completed the issuance of an aggregate principal amount of $1.0 billion of Senior Notes due on October 1, 2028 (the “2028 Senior Notes”) and an aggregate principal amount of $1.0 billion of Senior Notes due on October 1, 2031 (the “2031 Senior Notes” and together with the 2028 Senior Notes, the “Senior Notes”). The Senior Notes were issued within the United States only to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The Company issued the Senior Notes at par and paid approximately $24.0 million in total debt issuance costs, which includes commissions payable to the initial purchasers and third-party offering costs. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 2022 at 3.375% per annum for the 2028 Senior Notes and 3.625% per annum for the 2031 Notes. The entire principal amount of the Senior Notes is due at the time of maturity, unless repurchased or redeemed at an earlier date. The Senior Notes were issued pursuant to an indenture, dated September 17, 2021 (the “Senior Notes Indenture”), among the Company, the Guarantor (as defined below) and the U.S. Bank National Association, as trustee.
The Senior Notes are redeemable at the Company’s discretion, in whole or in part, at any time. If redeemed prior to October 1, 2024 for the 2028 Senior Notes and October 1, 2026 for the 2031 Senior Notes, the redemption price is subject to a make-whole premium calculated by reference to then-current U.S. Treasury rates plus a fixed spread, plus any accrued and unpaid interest. If redeemed on or after those respective dates, the make-whole premium does not apply.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In addition, prior to October 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of both Senior Notes with net cash proceeds from certain equity offerings at a redemption price equal to 103.375% of the principal amount of the 2028 Senior Notes to be redeemed and 103.625% of the principal amount of the 2031 Senior Notes to be redeemed, in each case, plus any accrued and unpaid interest. Upon the occurrence of a change of control triggering event (as defined in the Senior Notes Indenture), the Company must offer to repurchase each series of Senior Notes at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus any accrued and unpaid interest, to, but excluding, the applicable repurchase date.
The Senior Notes are guaranteed by one of the Company’s domestic subsidiaries, Coinbase, Inc. (the “Guarantor”) . Further, the indenture governing the Senior Notes contain customary covenants that restrict the ability of the Company and certain of its subsidiaries to incur debt and incur liens. The Company was in compliance with all covenants as of September 30, 2021.
Discounts to the Senior Notes are amortized to interest expense using the effective interest method over the contractual terms of the respective note. For the three and nine months ended September 30, 2021, total interest expense on the 2028 Senior Notes was $1.4 million with coupon interest expense of $1.3 million and the amortization of debt discounts and debt issuance costs of $0.1 million. For the three and nine months ended September 30, 2021, total interest expense on the 2031 Senior Notes was $1.4 million with coupon interest expense of $1.4 million and the amortization of debt discounts and debt issuance costs of less than $0.1 million. The 2028 Senior Notes have an effective interest rate of 3.57% and the 2031 Senior Notes have an effective interest rate of 3.77%. As of September 30, 2021, the outstanding aggregate principal balance of the 2028 Senior Notes and the related unamortized discounts were $1.0 billion and $11.9 million, respectively. As of September 30, 2021, the outstanding aggregate principal balance of the 2031 Senior Notes and the related unamortized discounts were $1.0 billion and $12.0 million, respectively.
10.    DERIVATIVES
The Company’s crypto asset borrowings are accounted for as hybrid instruments, with a liability host contract that contains an embedded derivative based on the changes in the fair value of the underlying crypto asset. The host contract is not accounted for as a debt instrument because it is not a financial liability. The embedded derivative is accounted for at fair value, with changes in fair value recognized in Other operating expense, net in the condensed consolidated statements of operations. The liability host contracts and embedded derivatives are included in crypto asset borrowings in the condensed consolidated balance sheets.
For risk management purposes, the Company applies hedge accounting using the embedded derivatives in qualifying fair value hedges to primarily hedge the fair value exposure of crypto asset prices. For qualifying fair value hedges, the changes in the fair value of the derivative and the fair value of the hedged item, the crypto assets, are recognized in current-period earnings in Other operating expense, net in the condensed consolidated statements of operations. Derivative amounts affecting earnings are recognized in the same line item as the earnings effect of the hedged item.
The Company also entered into a warrant to purchase crypto assets from the respective crypto asset issuer. This contract was accounted for as a derivative at fair value, with changes in fair value recognized in Other operating expense, net in the consolidated statements of operations. The warrant was included in Prepaid expenses and other current assets in the consolidated balance sheets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding, in native units.

	September 30,	December 31,
	2021	2020
Crypto asset borrowings with embedded derivatives:
BTC	8,306	9,305
ETH	15,504	3,000
ICP	750,000	—
XRP	—	1,500,000

Warrant to purchase crypto assets:
UNI	—	800,000
The following tables summarize information on derivative assets and liabilities that are reflected in the Company’s condensed consolidated balance sheets, by accounting designation (in thousands):

	Gross derivative assets			Gross derivative liabilities
September 30, 2021	Not designated as hedges	Designated as hedges	Total derivative assets	Not designated as hedges	Designated as hedges	Total derivative liabilities
Crypto asset borrowings with embedded derivatives	$—	$221,974	$221,974	$—	$243,508	$243,508
Total fair value of derivative assets and liabilities	$—	$221,974	$221,974	$—	$243,508	$243,508

	Gross derivative assets			Gross derivative liabilities
December 31, 2020	Not designated as hedges	Designated as hedges	Total derivative assets	Not designated as hedges	Designated as hedges	Total derivative liabilities
Crypto asset borrowings with embedded derivatives	$—	$—	$—	$12,696	$114,395	$127,091
Warrant to purchase crypto assets	2,575	—	2,575	—	—	—
Total fair value of derivative assets and liabilities	$2,575	$—	$2,575	$12,696	$114,395	$127,091
Fair value hedge gains and losses
The following tables present derivative instruments used in fair value hedge accounting relationships, as well as pre-tax gains (losses) recorded on such derivatives and the related hedged items (in thousands):

	(Losses) gains recorded in income
	Three months ended September 30, 2021			Three months ended September 30, 2020
	Derivatives	Hedged items	Income statement impact	Derivatives	Hedged items	Income statement impact
Crypto asset borrowings with embedded derivatives	$(75,999)	$75,143	$(856)	$369	$(369)	$—

	Gains (losses) recorded in income
	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Derivatives	Hedged items	Income statement impact	Derivatives	Hedged items	Income statement impact
Crypto asset borrowings with embedded derivatives	$105,558	$(93,973)	$11,585	$369	$(369)	$—

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following amounts were recorded in the condensed consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the condensed consolidated statements of operations in future periods as an adjustment to Other operating expense, net (in thousands):

		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items
September 30, 2021	Carrying amount of the hedged items	Active hedging relationships	Discontinued hedging relationships	Total
Crypto assets held	$439,637	$18,520	$—	$18,520

		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items
December 31, 2020	Carrying amount of the hedged items	Active hedging relationships	Discontinued hedging relationships	Total
Crypto assets held	$247,735	$113,102	$—	$113,102
Crypto asset borrowings
The carrying value of the outstanding host contracts as of September 30, 2021 and December 31, 2020 was $422.8 million and $144.2 million, respectively. The fair value of the embedded derivative assets and liabilities as of September 30, 2021 was $222.0 million and $243.5 million, respectively. The fair value of the embedded derivative assets and liabilities as of December 31, 2020 was $0 and $127.1 million, respectively. Of the outstanding host contracts and embedded derivative liabilities as of September 30, 2021, $1.3 million and $0.2 million were due to a related party, respectively. The fee on these borrowings ranged from 0.0% to 3.0%. During the three and nine months ended September 30, 2021, the Company incurred $2.3 million and $9.5 million of borrowing fees in crypto assets, respectively. During the three and nine months ended September 30, 2020, the Company incurred $0.3 million of borrowing fees in crypto assets. This borrowing fees are included in Other operating expense, net in the condensed consolidated statements of operations.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.    FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$4,648,637	$—	$—	$4,648,637	$212,818	$—	$—	$212,818
Customer custodial funds(2)	2,265,874	—	—	2,265,874	1,171,274	—	—	1,171,274
Crypto assets held(3)	—	439,637	—	439,637	—	247,735	—	247,735
Derivative assets(4)(5)	—	221,974	—	221,974	—	—	2,575	2,575
Total assets	$6,914,511	$661,611	$—	$7,576,122	$1,384,092	$247,735	$2,575	$1,634,402

Liabilities
Derivative liabilities(5)	$—	$243,508	$—	$243,508	$—	$127,091	$—	$127,091
Contingent consideration arrangement	—	—	14,828	14,828	—	—	—	—
Total liabilities	$—	$243,508	$14,828	$258,336	$—	$127,091	$—	$127,091
__________________
(1)Excludes corporate cash of $1.7 billion and $849.0 million held in deposit at financial institutions and crypto asset trading venues and not measured and recorded at fair value as of September 30, 2021 and December 31, 2020, respectively.
(2)Excludes customer custodial funds of $6.7 billion and $2.6 billion held in deposit at financial institutions and not measured and recorded at fair value as of September 30, 2021 and December 31, 2020, respectively.
(3)Includes crypto assets held that have been designated as hedged items in fair value hedges and excludes crypto assets of $394.1 million and $68.4 million held at cost as of September 30, 2021 and December 31, 2020, respectively.
(4)Level 3 derivative assets represent warrants to purchase crypto assets, which are included in Prepaid expenses and other current assets in the condensed consolidated balance sheets.
(5)Excludes crypto asset borrowings of $422.8 million and $144.2 million, representing the host liability contract which is not measured and recorded at fair value as of September 30, 2021 and December 31, 2020, respectively.

The Company did not make any transfers between the levels of the fair value hierarchy during the nine months ended September 30, 2021 and the year ended December 31, 2020.
Level 3 derivative assets
The following table presents a reconciliation of the derivative assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

Balance as of January 1, 2021	$2,575
Change in fair value	14,757
Exercise of warrant	(17,332)
Balance as of September 30, 2021	$—
The derivative assets balance was included in Prepaid expenses and other current assets in the condensed consolidated balance sheets. The derivative asset was represented by warrant agreements to purchase crypto assets from asset issuers. Upon exercise of the warrants, the underlying crypto assets were subject to transfer and sale restrictions, and vested over periods of between one to four years. The fair value of the warrants were based on the number of crypto assets to be received upon exercise, the fair value of the crypto assets, and a discount for lack of marketability due to the underlying restriction on the crypto assets. The discount for lack of marketability was estimated using the Finnerty and Asian put option models. The fair value adjustments are included in Other operating expense, net in the condensed consolidated statements of operations. The following significant unobservable inputs were used:

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2021	Nine Month Ended September 30, 2021
Discount rate	0.01% - 0.15%	0.01% - 0.15%
Historical volatility of comparable crypto assets	105% - 175%	105% - 175%
Level 3 contingent consideration arrangement liability
The following table presents a reconciliation of the contingent consideration arrangement measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

Balance as of January 1, 2021	$—
Fair value recorded in connection with business combination	15,752
Change in fair value	(924)
Balance as of September 30, 2021	$14,828
The contingent consideration arrangement is included in Other non-current liabilities and changes in fair value are recognized through Other expense (income), net.
The estimated fair value of the contingent consideration arrangement was determined using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the expected payoff on each of the settlement dates. The expected payoff was determined by forecasting revenues for the acquired entity and simulating changes to the price of our Class A common stock, as well as BTC and ETH market capitalization, using a risk-neutral Geometric Brownian Motion path. The simulations also utilized the estimated volatility of and correlation between these variables. The fair value is based on significant inputs not observable in the market and as such, incorporates Level 3 inputs. The following significant unobservable inputs were used:

	Three Months Ended September 30, 2021	Nine Month Ended September 30, 2021
Discount rate	30.0%	30.0%
Volatility of forecasted revenues	146.1%	146.1%
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
The Company estimates the fair value of its 2026 Convertible Notes and Senior Notes based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of September 30, 2021, the estimated fair value of the 2026 Convertible Notes and Senior Notes were $1.44 billion and $1.92 billion, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
A summary of the Company’s authorized, issued, and outstanding shares of convertible preferred stock was as follows (in thousands, except per share data):
As of September 30, 2021, there was no convertible preferred stock issued and outstanding.

	As of December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Original Issue Price per Share	Liquidation Preference	Carrying Value
FF Preferred	5,739	5,739	$—	$—	$11
Series A	30,929	27,349	0.19721	5,394	4,946
Series B	25,416	21,831	1.00676	21,978	19,228
Series C	32,542	31,656	2.76488	87,525	83,146
Series D	17,471	17,471	8.25390	144,205	135,738
Series E	14,508	8,832	36.19220	319,648	319,398
	126,605	112,878		$578,750	$562,467
The change in the number of outstanding shares of convertible preferred stock per class was as follows (in thousands):

	Series FF	Series A	Series B	Series C	Series D	Series E
Balance at January 1, 2021	5,739	27,349	21,831	31,656	17,471	8,832
Conversion to Class A common stock	—	(117)	—	(36)	(43)	(8,832)
Conversion to Class B common stock	(5,739)	(27,232)	(21,831)	(31,620)	(17,428)	—
Balance at September 30, 2021	—	—	—	—	—	—
During the nine months ended September 30, 2021 and year ended December 31, 2020, there were sales of convertible preferred stock between stockholders. Pursuant to the terms of sale of the convertible preferred stock, those preferred shares converted to Class A common stock. The Company did not sell any shares or receive any proceeds from the transactions.

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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company has reserved shares of Class A common stock and Class B common stock for issuance for the following purposes (in thousands):

	September 30,	December 31,
	2021	2020
Class A common stock
Conversion of Series E convertible preferred stock	—	8,832
Options issued and outstanding under 2013 Plan	1,770	3,550
Options issued and outstanding under 2019 Plan	30,563	37,232
RSUs issued and outstanding under 2019 Plan	6,589	3,766
Shares available for future issuance under the 2019 Plan	—	2,193
RSUs issued and outstanding under 2021 Plan	1,450	—
Shares available for future issuance under the 2021 Plan	35,438	—
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	5,175	—
Replacement options issued and outstanding from Tagomi acquisition	5	32
Replacement options issued and outstanding from Bison Trails acquisition	243	—
RSUs issued and outstanding from acquisition	220	—
Exercise and conversion of outstanding warrant	—	4
Shares available for future issuance of warrants	2,296	2,296
Total Class A common stock shares reserved	83,749	57,905

Class B common stock
Conversion of FF Preferred and Series A, B, C, and D convertible preferred stock	—	104,046
Options issued and outstanding under 2013 Plan	7,565	22,442
Exercise and conversion of outstanding warrant	—	408
Total Class B common stock shares reserved	7,565	126,896
14.    STOCK-BASED COMPENSATION
Stock plans
The Company maintains four equity incentive plans: the 2013 Stock Plan (the “2013 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), the 2021 Equity Incentive Plan (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan (the “ESPP,” and collectively, the “Plans”). Following the Direct Listing, the Company has only issued awards under the 2021 Plan and the ESPP, and no additional awards will be granted under the 2013 Plan and 2019 Plan.
In April 2021, the Company adopted the 2021 Plan. The 2021 Plan serves as the successor to the 2019 Plan. Outstanding awards under the 2019 Plan continue to be subject to the terms and conditions of the 2019 Plan. The 2021 Plan provides for the granting of incentive stock options, restricted stock units (“RSUs”), restricted stock, stock appreciation rights and performance and stock bonus awards to assist in attracting, retaining and motivating employees. As of September 30, 2021, the Company has reserved 36,888,000 shares of Class A common stock for issuance under the 2021 Plan. The number of shares available for grant and issuance under the 2021 Plan will be automatically increased on January 1st of each of the first ten fiscal years during the term of the 2021 Plan by the lesser of (a) five percent of the number of shares of all classes of the Company’s common stock issued and outstanding on an as converted to common stock basis on each December 31st immediately prior to the date of increase or (b) such number of shares determined by the Board.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2021, only stock options and RSUs were issued and outstanding under the Plans.
Stock options
Activity of options outstanding are as follows (in thousands, except per share and years data):

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2021	63,256	$14.84	8.17	$2,527,396
Assumed options from acquisition	470	3.45
Exercised	(22,272)	8.41
Forfeited and cancelled	(1,308)	19.54
Balance at September 30, 2021	40,146	18.13	8.01	8,404,654
Vested and exercisable at September 30, 2021	16,228	13.91	7.24	3,465,888
Vested and expected to vest at September 30, 2021	34,012	17.17	7.86	7,153,199

As of September 30, 2021, there was total unrecognized compensation cost of $204.9 million related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.97 years.
As of September 30, 2021, there were 568,973 shares subject to repurchase related to stock options early exercised and not yet vested, but that are expected to vest. As of September 30, 2021, the Company recorded a liability related to these shares subject to repurchase in the amount of $10.4 million, which is included within other current liabilities in the accompanying condensed consolidated balance sheets.
Chief Executive Officer performance award
During April 2021, as a result of the Company’s registration statement being declared effective by the Securities and Exchange Commission under the Securities Act, the performance condition of the option award granted to the Chief Executive Officer was met. On July 8, 2021, the first price target of the award was met, resulting in the vesting of 3,159,930 shares subject to the option award. During the three and nine months ended September 30, 2021, compensation expense of $22.2 million and $28.5 million was recognized related to this award, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units
The Company’s RSUs vest upon the satisfaction of a service-based condition. In general, the RSUs vest over a service period ranging from one to four years. Once vested, the RSUs are settled by delivery of Class A common stock.
Activity of RSUs outstanding under the Plan are as follows (in thousands, except per share data):

	Number of shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2021	3,766	$54.80
Granted	6,026	229.53
Vested	(1,291)	220.63
Forfeited and cancelled	(242)	202.03
Balance at September 30, 2021	8,259	152.05
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
As of September 30, 2021, there was total unrecognized compensation cost of $1.1 billion related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of approximately 2.55 years.
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

	Number of shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2021	824	$23.46
Granted	1,416	177.15
Vested	(275)	23.46
Forfeited and cancelled	—	—
Balance at September 30, 2021	1,965	134.20
As of September 30, 2021, there was total unrecognized compensation cost of $217.7 million related to unvested restricted Class A common stock. These costs are expected to be recognized over a weighted-average period of approximately 2.36 years.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Employee Stock Purchase Plan
In February 2021, the Board approved and adopted the ESPP. The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount, over a series of offering periods through accumulated payroll deductions over the period. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is lower than the stock price on the offering date. The Company recognizes stock-based compensation expenses related to shares issued pursuant to its ESPP on a straight-line basis over the offering period, which is 24 months. The fair value of employee stock purchase plan rights are estimated on the date of grant using the Black-Scholes-Merton option valuation model. The ESPP went effective on the day the Company’s registration statement went effective, April 1, 2021.
The grant date of the initial offering period was May 3, 2021, and that offering period shall end on April 30, 2023. For the three and nine months ended September 30, 2021, total compensation expense of $3.1 million and $5.2 million was recognized related to the ESPP, respectively. As of September 30, 2021, the Company recorded a liability of $11.5 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the plan. This amount is included within Accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
Stock-based compensation expense
Stock-based compensation is included in the following components of expenses on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Technology and development	$176,785	$9,970	$381,030	$22,562
Sales and marketing	10,095	452	20,299	932
General and administrative	77,314	5,758	156,828	17,749
Total	$264,194	$16,180	$558,157	$41,243
15.    INCOME TAXES
The Company’s effective tax rate (“ETR”) for the three months ended September 30, 2021 and September 30, 2020 was (49.9)% and 20.9%, respectively. The ETR of (49.9)% for the three months ended September 30, 2021 was lower than the U.S. statutory rate of 21.0% due to (i) the tax effect of compensation expense on deductible stock option exercises at a fair market value, (ii) U.S. federal and California state research and development credits, offset by (i) the tax effect of non-deductible officer compensation, (ii) accrual for U.S. state taxes, (iii) the tax effect of non-deductible stock-based compensation, and (iv) non-deductible costs related to the Direct Listing capitalized for tax.
The ETR for the nine months ended September 30, 2021 and September 30, 2020 was (30.3)% and 17.5%, respectively. The ETR of (30.3)% for the nine months ended September 30, 2021 was lower than the U.S. statutory rate of 21.0% due to (i) the tax effect of compensation expense on deductible stock option exercises at a fair market value, and (ii) U.S. federal and California state research and development credits, offset by (i) the tax effect of non-deductible officer compensation, (ii) accrual for U.S. state taxes, (iii) the tax effect of non-deductible stock-based compensation, and (iv) non-deductible costs related to the Direct Listing capitalized for tax.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16.    NET INCOME PER SHARE
The computation of net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic net income per share:
Numerator
Net income	$406,100	$81,299	$2,783,912	$145,532
Less: Income allocated to participating securities	(3,757)	(63,862)	(542,122)	(104,520)
Net income attributable to common stockholders, basic	$402,343	$17,437	$2,241,790	$41,012
Denominator
Weighted-average shares of common stock used to compute net income per share attributable to common stockholders, basic	209,604	68,981	165,045	67,653
Net income per share attributable to common stockholders, basic	$1.92	$0.25	$13.58	$0.61
Diluted net income per share:
Numerator
Net income	$406,100	$81,299	$2,783,912	$145,532
Less: Income allocated to participating securities	(3,167)	(60,794)	(448,463)	(97,486)
Add: Interest on convertible notes	3,087	—	3,638	—
Less: Fair value gain on contingent consideration arrangement	(680)	—	(680)	—
Net income attributable to common stockholders - diluted	$405,340	$20,505	$2,338,407	$48,046
Denominator
Weighted-average shares of common stock used to compute net income per share attributable to common stockholders, basic	209,604	68,981	165,045	67,653
Weighted-average effect of potentially dilutive securities:
Stock options	33,122	21,332	38,419	20,098
RSUs	3,924	—	3,604	—
RSAs	5	—	3	—
Warrants	—	395	97	389
Convertible notes	3,880	—	1,883	—
Contingent consideration	1	—	1	—
Weighted-average shares of common stock used to compute net income per share attributable to common stockholders, diluted	250,536	90,708	209,052	88,140
Net income per share attributable to common stockholders, diluted	$1.62	$0.23	$11.19	$0.55

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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee stock options	6,134	27,741	6,134	27,741
RSUs	107	—	107	—
RSAs	65	—	65	—
Employee stock purchase program	284	—	284	—
Total	6,590	27,741	6,590	27,741
17.    COMMITMENTS AND CONTINGENCIES
Crypto asset wallets
The Company has committed to securely store all crypto assets it holds on behalf of users. As such, the Company may be liable to its users for losses arising from theft or loss of user private keys. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial private keys to minimize the risk of theft or loss. Since the risk of loss is remote, the Company had not recorded a liability at September 30, 2021 or December 31, 2020.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
It is not possible to determine the maximum potential exposure under these indemnification agreements: (i) because the facts and circumstances involved in each claim are unique and we cannot predict the number or nature of claims that may be made; (ii) due to the unique facts and circumstances involved in each particular agreement; and (iii) due to the requirement for a registration of the Company’s securities before any of the indemnification obligations contemplated in the IRA become effective.
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
In July 2021, a purported securities class action captioned Ramsey v. Coinbase Global, Inc., et al., Case No. 3:21-cv-05634, was filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and employees, and certain venture capital and investment firms. The Complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Registration Statement and Prospectus filed in connection with the Direct Listing. In August 2021, two additional purported securities class actions captioned Klein v. Coinbase Global Inc. et al., Case No. 3:21-cv-0604 and Catterlin v. Coinbase Global Inc. et al., Case No. 3:21-cv-06149, were filed in the U.S. District Court for the Northern District of California, alleging similar claims and seeking the same relief. We dispute the claims in these cases and intend to vigorously defend against them. Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remain uncertain.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the accompanying notes thereto included in our final prospectus, or Prospectus, filed with the U.S. Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on April 14, 2021. The following discussion and analysis contain forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Prospectus. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Quarterly Report on Form 10-Q.
Executive Overview
This executive overview of the Management’s Discussion and Analysis (“MD&A”) highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.
Q3 was a strong quarter for Coinbase marked by deeper customer engagement with our products, continued product innovation, and ongoing industry momentum that we have experienced throughout 2021. We are in the early stages of the development of the cryptoeconomy and are focused on investing for long-term growth. As our year-to-date results have clearly demonstrated, our business is volatile. Coinbase is not a quarter-to-quarter investment, but rather a long-term investment in the growth of the cryptoeconomy and our ability to serve users through our products and services. We encourage our investors to take this point of view.
While we entered Q3 with softer crypto market conditions, driven by low volatility and declining crypto asset prices, market conditions improved meaningfully later in the quarter which we have continued to see into early Q4. This backdrop led to global crypto spot trading volumes declining 37% in Q3 as compared to Q2, however, Coinbase outperformed the market with total trading volumes of $327 billion, a 29% decline in the same period. We have consistently indicated that volatility is a key factor influencing our transaction revenue. Q3 illustrates this point.
Swings in market conditions are expected in these early days of the cryptoeconomy. However, the cryptoeconomy is growing and innovating throughout, and Coinbase is positioned to thrive. In Q3, Verified Users grew to 73 million and retail Monthly Transacting Users (MTUs) were 7.4 million. The number of institutions and ecosystem partners using Coinbase also continued to grow nicely. We generated $1.2 billion in net revenue, marking our third consecutive quarter of over $1 billion in net revenue. This includes $1.1 billion in transaction revenue and $145 million in Subscription and services revenue. Net income and Adjusted EBITDA were $406 million and $618 million, respectively.
We are pleased by the growth in our Subscription and services revenue which grew 41% sequentially to $145 million in Q3. Growth in Subscription and services is an indicator that crypto is moving into the utility phase, where users are able to generate yield on their crypto and engage beyond crypto's first use case: investing. Approximately 28% of our retail MTUs both invested and engaged with at least one other product in Q3. Further, 49% of our retail MTUs engaged with non-investing products such as Staking, Earn, and Coinbase Card, including 2.8 million users who were earning yield on their crypto assets.

Throughout this year of tremendous growth and volatility for the cryptoeconomy, Coinbase has been tested and we are proud of the progress we have made. We continue to invest aggressively to strengthen our systems, infrastructure, and customer service, while we simultaneously push forward on product innovation and increased marketing efforts to increase broader awareness of crypto. Central to these efforts has been bringing more talent into Coinbase; we hired over 600 people in Q3 and ended the quarter with 2,781 full-time employees - more than doubling our employee base this year alone. Our efforts to attract top talent are enabling us to increase our speed of supporting more assets and deliver new innovative product experiences, including our Prime brokerage offering for institutional customers, our new direct deposit solution, and most recently our plan to introduce Coinbase NFT, a peer-to-peer NFT (non-fungible token) marketplace.
Each quarter that passes reinforces our view that we have a massive opportunity ahead of us. Coinbase’s platform is powering the cryptoeconomy which is a critical infrastructure layer to Web 3.0. Social and mobile companies were the building blocks of Web 2.0; crypto and the blockchain will drive Web 3.0 which improves upon the past models to combine content, payments and identity, on one platform. We believe Web 3.0 represents a paradigm shift in how we all interact with the Internet which will unleash unprecedented innovation and economic freedom. The Coinbase product suite is being designed to fuel this shift.
We can observe the beginnings of this shift with the dramatic advancements in crypto participation in 2021. Total crypto market capitalization at the end of Q3 was ~$2.0 trillion, up from ~$800 billion at the end of 2020, driven by higher crypto asset values as well as the ongoing proliferation of crypto assets. Further, according to the World Bank and crypto.com, the number of crypto users globally doubled in the first half of 2021 to over 200 million - and the rate of user growth is accelerating. Bigger picture, the crypto adoption curve over its first decade is mirroring that of Internet adoption over a similar time period beginning in the late 1990s.
As we have long advocated, the accelerating adoption of crypto is driving a focus on regulation. Last quarter we pointed to the industry rallying behind efforts to work with U.S. leaders as the Senate debated the infrastructure bill. We continue to see regulation as a critical enabler of crypto growth. That is why we have taken the important step of introducing a proposed regulatory framework, entitled Digital Asset Policy Proposal: Safeguarding America’s Financial Leadership (“dApp”), which we hope will encourage an open and constructive discussion regarding the role of crypto assets in our shared economic future.
We remain focused on our mission to increase economic freedom in the world with a goal of bringing 1 billion people into the cryptoeconomy. We are investing heavily towards this future through our growth flywheel - growing our user base, adding breadth and depth of assets, and launching innovative products and services.
User Growth & Engagement
Q3 retail MTUs were 7.4 million, a decline of 1.4 million or 16% compared to Q2.
We are pleased to see a growing percentage of our users deepening their engagement with our product portfolio. Approximately 2.8 million users were earning yield on their crypto assets - predominantly through staking - at the end of the quarter. Our ETH2 staking waitlist is now open to users in 60+ countries globally, and we look forward to enabling more users to earn yields over time. In addition, we had 2.1 million retail MTUs engaging in Earn campaigns in Q3.
On the institutional side, customers continue to choose Coinbase for their crypto solutions. This quarter, clients including PIMCO and Marex Solutions either began or continued their journey into the cryptoeconomy with Coinbase, while enterprises such as Prosegur formed industry-leading partnerships to utilize Coinbase’s infrastructure products and services.

Listing More Assets and Trading Pairs
Our strategy to list all legal assets helps give our customers more choice and deepen their engagement with the cryptoeconomy. In Q3, we accelerated our pace of asset additions, adding 30 new assets for trading plus an additional 19 assets for custody. At the end of Q3, we supported 103 assets for trading and 158 assets for custody on our platform. Trading volume from Other Crypto Assets comprised 59% of our total volume in Q3, up from 50% in Q2. This compares to Other Crypto Assets comprising approximately 42% of the total crypto market capitalization as of September 30, 2021. We continue to invest in our asset review process, including automation and related tooling to drive faster asset addition.
In addition to listing assets, we continue to add integrations with fiat payment rails to make it easy for more users to onramp into the cryptoeconomy. We currently have fiat rails available in over 90 countries, many of which were added during Q3. Expanding integrations with fiat rails is a multi-step process, and we look to broaden the number of payment methods we offer to users over time around the world. While we still have a lot of work to do, we are encouraged to see the uptake of these new rails as we look to onboard the next billion users into crypto.
Building Innovative Products
•Coinbase Prime: We launched Coinbase Prime to our institutional users in mid-Q3. Coinbase Prime is a best in class offering that combines advanced trading, trusted custody, analytics, and financing in a single solution and gives institutions access to the robust tools and services they need to invest in crypto. We have continued to add more venues to our smart order router which allows clients to achieve the best available price, added more assets to our trading and custody capabilities, enhanced our post-trade reporting capabilities, and added to our post-trade credit financing options. We will continue investing in the future of institutional crypto by building on these services and launching a mobile app that enables portfolio access and collaboration on the go.
•Coinbase Cloud: Coinbase Cloud enables developers to build and integrate with crypto products more efficiently and effectively. In Q3, we brought all of our developer API documentation and resources together in one location. This gives developers an on-ramp to building crypto applications and services, speeding up development timelines and allowing teams to focus on improving their product instead of managing crypto infrastructure. We will continue to invest in releasing additional APIs and services.
•Coinbase Wallet: Coinbase Wallet is our self-hosted software wallet product. This wallet enables users to participate in the cryptoeconomy, without intermediaries, including access to DeFi apps, NFT marketplaces, and sending and receiving crypto. In Q3, we expanded Wallet functionality through investments in deeplinking the Coinbase Wallet to our main Consumer app. This expanded software functionality provides our users access to DeFi to trade more than 2,000 crypto assets.
•Enhanced security features: We are committed to providing our customers with the highest levels of security to protect their crypto assets. The latest feature that we rolled out to achieve this is support for physical security key two-factor authentication (2FA) for customers that use our mobile apps. This is a technique that has long been available on desktop, however this is the first time that we have been able to offer our customers the peace of mind that comes with a physical security key, in a small enough package to be practical on the go. These hardware security keys enable phishing-resistant security against bad actors, as evidenced by the fact that we have observed the strongest defense against account takeovers for users that use security keys as their 2FA method.
Upcoming Launches
•24/7 Customer Support: We announced that in Q4, Coinbase will launch 24/7 live phone and messaging support to all customers. We are continuing to invest aggressively in customer support to eliminate pain points and build a best in class customer experience - including industry leading response and resolution rates through our tech and tooling investments.

•Coinbase NFT: We recently announced that we are launching Coinbase NFT, a new product experience where users can mint, collect, discover and showcase their NFTs, all in one place. A NFT, or non-fungible token, is a tokenized version of a real-world item (such as art or music) that can be bought, sold, and validated on the blockchain. NFTs are an exciting new opportunity for creators to share their work, and for users to engage directly with creators.
•Payroll and Expense Reimbursements: We are making it easier for new users to join the cryptoeconomy by organically integrating into everyday financial services like payroll and expense reimbursements. In September, we announced that we are launching a Payroll product allowing US customers to deposit their paycheck into Coinbase. Users can be paid either in crypto or US dollars and deposit as much or as little of their paycheck as desired with zero transaction fees on direct deposit funds. As a result, users will be able to more easily make regular crypto trades, spend on Coinbase Card, earn rewards, and more. Likewise, we recently partnered with TripActions, a corporate travel and expense management leader, to facilitate their users receiving company reimbursements in crypto and directly into their Coinbase account. We are building the future of payroll and employee reimbursements, with partners including United Masters, Fortress Investment Group, TripActions, M31 Capital, Nansen, and SuperRare Labs allowing their employees initial access to these products.
•Retail Advanced Trading: To address the constantly evolving needs of our retail customer base, we recently began the rollout of a unified trading experience that combines the advanced tools of Coinbase Pro with popular features from our consumer platform like Staking and Earn, all from a single balance. Over time, this new, powerful and feature-rich experience will be made available to all Coinbase users.
Key Business Metrics
In addition to the measures presented in our interim condensed consolidated financial statements, we use the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Verified Users (in millions)	73	39	87%	73	39	87%
MTUs (in millions)	7.4	2.1	252%	7.4	1.6	363%
Assets on Platform (in billions)	$255	$36	608%	$255	$36	608%
Trading Volume (in billions)	$327	$45	627%	$1,124	$104	981%
Net income (in millions)	$406	$81	401%	$2,784	$146	1,807%
Adjusted EBITDA(1) (in millions)	$618	$123	402%	$2,885	$240	1,102%
___________________
(1)Please see the section titled Non-GAAP Financial Measure for a reconciliation of net income to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Verified Users
We define “Verified Users” as all retail users, institutions, and ecosystem partners that have registered an account on our platform and confirmed either their email address or phone number, or that have established an account with a username on our non-custodial wallet application, as of the date of measurement. Verified Users are an indication of our scale and represent a potential revenue opportunity for us. These customers have demonstrated an interest in our platform or direct intent to transact with crypto assets. Verified Users represent the top level of our customer acquisition funnel. We believe we have an opportunity to engage Verified Users and convert them to MTUs by marketing our growing suite of products and services. Verified Users may overstate the number of unique customers who have registered an account on our platform as one customer may register for, and use, multiple accounts with different email addresses, phone numbers, or usernames.
Monthly Transacting Users
We define an MTU as a retail user who actively or passively transacts in one or more products on our platform at least once during the rolling 28-day period ending on the date of measurement. MTUs presented for the end of a quarter are the average of each month’s MTUs in each respective quarter. MTUs represent our transacting base of retail users who drive potential revenue generating transactions on our platform. Revenue generating transactions include active transactions, such as buying or selling crypto assets through our Invest product or passive transactions such as earning a staking or savings reward. MTUs also engage in transactions that are non-revenue generating such as Send and Receive. MTUs engage in transactions that drive both transaction revenue and subscription and services revenue.
Assets on Platform
We define “Assets on Platform” as the total U.S. dollar equivalent value of both fiat currency and crypto assets held or managed in digital wallets on our platform, including our custody services, calculated based on the market price on the date of measurement. Assets on Platform demonstrates the scale of balances held across our suite of products and services, the trust customers place in us to securely store their assets, and the underlying growth of the cryptoeconomy. Assets on Platform also represent our monetization opportunity for subscription products and services, including current products such as Store, Stake, Save, Borrow, and Lend. Assets on Platform generate fees that are recorded as subscription and services revenue when customers engage with these products.
The value of Assets on Platform is driven by three factors – the price, quantity, and type of crypto assets held by customers on our platform. Changes in the price and quantity, particularly for Bitcoin and Ethereum, or type of crypto asset held on our platform, can result in the growth or decline in Assets on Platform in a particular period. Our Assets on Platform by asset are as follows:

	As of September 30,
	2021	2020
Assets on Platform:
Bitcoin	42%	57%
Ethereum	22%	15%
Other crypto assets	33%	23%
Fiat	3%	5%
Total	100%	100%

Trading Volume
We define “Trading Volume” as the total U.S. dollar equivalent value of matched trades transacted between a buyer and seller through our platform during the period of measurement. Trading Volume represents the product of the quantity of asset transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity on our order books, trading health, and the underlying growth of the cryptoeconomy. Trading Volume on our platform is influenced by the price of crypto assets and Crypto Asset Volatility1. In periods of high crypto asset prices and/or Crypto Asset Volatility, we have experienced correspondingly high levels of Trading Volume on our platform. Our trading volume in future periods will depend on the relative availability and adoption of Bitcoin, Ethereum, and Other Crypto Assets. Our Trading Volume and transaction revenue continues to be concentrated primarily in Bitcoin and Ethereum.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Trading Volume - Retail & Institutional ($, in billions):
Trading Volume - Retail	93	18	358	41
Trading Volume - Institutional	234	27	766	63
Total	327	45	1,124	104

Trading Volume by crypto asset:
Bitcoin	19%	32%	27%	45%
Ethereum	22%	18%	23%	16%
Other crypto assets	59%	50%	50%	39%
Total	100%	100%	100%	100%

Transaction revenue by crypto asset:
Bitcoin	21%	36%	30%	46%
Ethereum	22%	14%	23%	13%
Other crypto assets	57%	50%	47%	41%
Total	100%	100%	100%	100%
During the three and nine months ended September 30, 2021 and September 30, 2020, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Trading Volume or transaction revenue, respectively.
1 “Crypto Asset Volatility” represents our internal measure of crypto volatility in the market relative to prior periods. The volatility of crypto assets is measured on an hourly basis (using 10 minute price intervals within each hour) for each crypto asset supported for trading on Coinbase, averaged over the applicable time period (quarterly), then weighted by each crypto asset’s share of total trading volume during the same time period across a select set of trading platforms, in addition to the Coinbase platform, that operate in similar markets including itBit, Bitfinex, Bitstamp, bitFlyer, Binance.US, Binance, Kraken, Gemini, Bittrex, and Poloniex.

Crypto assets other than Bitcoin and Ethereum (“Other Crypto Assets”) continued to contribute a greater share of Trading Volume in the third quarter of 2021. Approximately 59% of our Q3 2021 total trading volume came from Other Crypto Assets, up from 50% in Q2 2021. Approximately 19% of our Q3 2021 total trading volume was concentrated in Bitcoin, down from 24% in Q2 2021. Similarly, 22% of our Q3 2021 total trading volume was concentrated in Ethereum, down from 26% in Q2 2021. This trend is consistent with the overall crypto market, where the share of Bitcoin and Ethereum trading volume (as a percentage of global exchange spot volume) has decreased from Q2 2021 to Q3 2021. Additionally, we continue to add trading support for new crypto assets, which contributes to the increased trading concentration in Other Crypto Assets. In Q3 2021 and Q2 2021, we have added trading support for 30 and 22 Other Crypto Assets, respectively.
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
•Other: Other subscription and services revenue primarily includes revenue from Coinbase Cloud, which includes staking application and infrastructure services, as well as revenue from subscription licenses.

Other revenue
Other revenue includes the sale of crypto assets when we are the principal in the transaction. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets. We fulfill customer accommodation transactions using our own assets for orders that do not meet the minimum trade size for execution on our platform or to maintain customers’ trade execution and processing times during unanticipated system disruptions. We have custody and control of these crypto assets prior to the sale to the customer and record revenue at the point in time when the sale is processed. Accordingly, we record the total value of the sale as revenue and the cost of the crypto asset in other operating expense, net. Transactions involving our sale of crypto assets represented less than 10% of our total revenue for the three and nine months ended September 30, 2021.
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

Other operating expense, net
Other operating expense, net includes cost of our crypto assets used to fulfill customer accommodation transactions. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets. We have custody and control of the crypto assets prior to the sale to the customer. Accordingly, we record the total value of the sale in other revenue and the cost of the crypto asset in other operating expense.
Other operating expense, net also includes impairment and realized gains on the sale of crypto assets, realized gains and losses resulting from the settlement of derivative instruments, and fair value gains and losses related to derivatives and derivatives designated in qualifying fair value hedge accounting relationships.
Other expense (income), net
Other expense (income), net includes the following items:
•gains and losses on investments, net, which consists primarily of realized and unrealized gains and losses from fair value adjustments on investments;
•realized impacts on foreign exchange resulting from the settlement of our foreign currency assets and liabilities as well unrealized impacts on foreign exchange resulting from remeasurement of transactions and monetary assets and liabilities denominated in non-functional currencies; and
•interest expense on our 2026 Convertible Notes and Senior Notes.
Provision for (benefit from) income taxes
Provision for (benefit from) income taxes includes income taxes related to foreign jurisdictions and U.S. federal and state income taxes.

Results of Operations
The following table summarizes the historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Net revenue	$1,234,736	$286,663	$4,864,727	$644,076
Other revenue	77,172	28,694	476,254	48,293
Total revenue	1,311,908	315,357	5,340,981	692,369
Operating expenses:
Transaction expense	197,251	36,766	766,743	85,568
Technology and development	356,264	73,319	831,950	181,234
Sales and marketing	105,395	11,977	419,117	33,281
General and administrative	242,642	71,433	612,068	182,379
Other operating expense, net	118,548	20,357	556,857	27,541
Total operating expenses	1,020,100	213,852	3,186,735	510,003
Operating income	291,808	101,505	2,154,246	182,366
Other expense (income), net	20,948	(1,211)	17,839	5,935
Income before provision for income taxes	270,860	102,716	2,136,407	176,431
(Benefit from) provision for income taxes	(135,240)	21,417	(647,505)	30,899
Net income	$406,100	$81,299	$2,783,912	$145,532
The following table presents the components of the condensed consolidated statements of operations data as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(as a % of total revenue)
Total revenue	100%	100%	100%	100%
Operating expenses:
Transaction expense	15	12	14	12
Technology and development	27	23	16	26
Sales and marketing	8	4	8	5
General and administrative	18	23	11	26
Other operating expense, net	9	6	10	4
Total operating expenses	78	68	60	74
Operating income	22	32	40	26
Other expense (income), net	2	—	—	1
Income before provision for income taxes	21	33	40	25
(Benefit from) provision for income taxes	(10)	7	(12)	4
Net income	31%	26%	52%	21%

Comparison of the three and nine months ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Transaction revenue	$1,089,656	$275,904	295%	$4,560,617	$619,759	636%
Subscription and services revenue	145,080	10,759	1,248	304,110	24,317	1,151
Other revenue	77,172	28,694	169	476,254	48,293	886
Total revenue	$1,311,908	$315,357	316	$5,340,981	$692,369	671

Transaction revenue for the three and nine months ended September 30, 2021 increased by $813.8 million and $3.9 billion compared to the same periods of the prior year, respectively, due to the following:
•Crypto Asset Volatility of 9.7 and 11.9 for the three and nine months ended September 30, 2021, respectively, representing an increase of 34% and 59% over the same periods of the prior year. Trading Volume on our platform has correlated with higher Crypto Asset Volatility; and
•an increase in retail Trading Volume of 414% and 771% for the three and nine months ended September 30, 2021, respectively, due to an increase in both retail MTUs and the average price of Bitcoin, Ethereum, and other crypto assets.
There are a number of factors that contribute to changes in both Bitcoin and Ethereum price, and Crypto Asset Volatility, including, but not limited to, changes in the supply and demand for a particular crypto asset, crypto market sentiment, macroeconomic factors, utility of a particular crypto asset, and idiosyncratic events.
Subscription and services revenue for the three and nine months ended September 30, 2021 increased $134.3 million and $279.8 million compared to the same periods of the prior year, respectively, predominantly due to the following:
•an increase in Blockchain rewards of $80.3 million and $125.8 million for the three and nine months ended September 30, 2021, respectively, mainly as a result of increased user participation in reward generating activities, predominantly Staking activities including ETH 2.0 Staking which was launched in 2021;
•an increase in custodial fee revenue of $26.7 million and $76.0 million for the three and nine months ended September 30, 2021, respectively, due to an increase in the average assets under custody of $98.5 billion and $90.4 billion over the same periods. The growth in assets under custody was driven by new and existing customers, an increase of 19 and 58 assets supported by custody during the respective periods, and an increase in average crypto asset prices; and
•an increase in Earn campaign revenue of $13.9 million and $41.6 million for the three and nine months ended September 30, 2021, respectively, driven by an increase in retail MTUs that engaged with Earn campaigns over the same periods.
Other revenue for the three and nine months ended September 30, 2021 increased by $48.5 million and $428.0 million compared to the same periods of the prior year, respectively, due to an increase in crypto assets sales of $48.3 million and $429.1 million over the same periods. We generate revenue from crypto asset sales where the transactions were fulfilled with our crypto assets to accommodate customers, primarily as a result of unanticipated system disruptions.

For the three months ended September 30, 2021, we experienced three unanticipated system disruptions, including an exchange disruption, which resulted in $64.8 million of other revenue, or 85% of revenue from crypto asset sales to customers, compared to four unanticipated system disruptions which resulted in $21.1 million of other revenue, or 74% of revenue from crypto asset sales to customers for the three months ended September 30, 2020. The exchange disruption, which occurred on September 7, 2021, was primarily responsible for the increase in the crypto asset sales during the three months ended September 30, 2021.
For the nine months ended September 30, 2021, we experienced 12 unanticipated system disruptions, including an exchange disruption, which resulted in $304.9 million of other revenue, or 64% of revenue from crypto asset sales to customers, compared to seven unanticipated system disruptions which resulted in $30.3 million of other revenue, or 66% of revenue from crypto asset sales to customers for the nine months ended September 30, 2020. A system disruption which occurred on May 19, 2021 as a result of unprecedented short term spike in Trading Volume as well as the exchange disruption on September 7, 2021 were primarily responsible for the increase in crypto assets sales during the nine months ended September 30, 2021.
We are making significant investments in database and network infrastructure to support heightened trading volumes and user activity on our platform in order to reduce unanticipated system disruptions.
Operating expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Transaction expense	$197,251	$36,766	437%	$766,743	$85,568	796%
Technology and development	356,264	73,319	386	831,950	181,234	359
Sales and marketing	105,395	11,977	780	419,117	33,281	1,159
General and administrative	242,642	71,433	240	612,068	182,379	236
Other operating expense, net	118,548	20,357	482	556,857	27,541	1,922
Total operating expenses	$1,020,100	$213,852	377	$3,186,735	$510,003	525
Transaction expense for the three and nine months ended September 30, 2021 increased by $160.5 million and $681.2 million compared to the same periods of the prior year, respectively. While our transaction expense grew over this period, it was correlated with, and increased proportionately to, our net revenues. Transaction expense as a percentage of net revenue was 16.0% and 12.8% during the three months ended September 30, 2021 and September 30, 2020, respectively, and 15.8% and 13.3% during the nine months ended September 30, 2021 and September 30, 2020, respectively.

The increase in transaction expense for the three and nine months ended September 30, 2021, compared to the same periods of the prior year, were predominantly due to the following, which was primarily driven by an increase in Trading Volume:
•an increase of $43.9 million and $120.8 million in transaction reversal losses for the three and nine months ended September 30, 2021, respectively, due to higher payment volume. During the three months ended September 30, 2021, we incurred certain one-time losses related to the addition of new payment methods and processes, which elevated the expense during the period;
•an increase of $39.5 million and $315.5 million for the three and nine months ended September 30, 2021, respectively, related to miner fees. This increase was driven by an increase in crypto assets required to pay blockchain network fees such as Ethereum gas prices and an increase in crypto asset prices. Ethereum gas prices rose substantially due to congestion on the network as we saw a surge in DeFi volume. We expect this congestion to stabilize and improve as the Ethereum network implements solutions to help reduce transaction congestion;
•an increase of $42.3 million and $66.7 million for the three and nine months ended September 30, 2021, respectively, related to rewards paid or payable to users from blockchain activities such as staking;
•an increase of $11.3 million and $70.9 million in account verification fees for the three and nine months ended September 30, 2021, respectively, due to an increase in new user sign-ups; and
•an increase of $9.0 million and $67.1 million in payment processing fees for the three and nine months ended September 30, 2021, respectively, due to higher settled Retail Trading Volume.
Technology and development expenses for the three and nine months ended September 30, 2021 increased by $282.9 million and $650.7 million compared to the same periods of the prior year, respectively, predominantly due to the following:
•an increase of $167.6 million and $360.0 million in stock-based compensation expense for the three and nine months ended September 30, 2021, respectively, related to an increase in the issuance of RSUs due to headcount growth of 127% period over period, issuance of equity instruments in conjunction with the business combinations, and an increase in the fair value of our Class A common stock;
•an increase of $58.6 million and $157.3 million in personnel-related costs for the three and nine months ended September 30, 2021, respectively, due to an increase in technical headcount and higher payroll taxes upon the exercise of stock options as a result of the Direct Listing; and
•an increase of $46.4 million and $103.9 million in software and service costs for the three and nine months ended September 30, 2021, respectively, driven by continued investment in our products and platform. These expenses will continue to increase in the future as we scale our teams and deliver new products and services for the cryptoeconomy.
Sales and marketing expenses for the three and nine months ended September 30, 2021 increased by $93.4 million and $385.8 million compared to the same periods of the prior year, respectively. While our expenses grew over these periods, it was correlated with our net revenues. Sales and marketing as a percentage of net revenue was 8.5% and 4.2% during the three months ended September 30, 2021 and September 30, 2020, respectively, and 8.6% and 5.2% during the nine months ended September 30, 2021 and September 30, 2020, respectively.

The increase in sales and marketing for the three and nine months ended September 30, 2021, compared to the same periods of the prior year, were predominantly driven by the following:
•an increase of $49.5 million and $268.8 million in digital advertising spend for the three and nine months ended September 30, 2021, respectively;
•an increase of $18.9 million and $46.3 million in personnel-related costs for the three and nine months ended September 30, 2021, respectively, due to an increase in headcount of 215% period over period; and
•an increase of $7.3 million and $41.4 million in customer referral and promotion fees for the three and nine months ended September 30, 2021, respectively, largely due to new user incentive bonuses.
General and administrative expenses for the three and nine months ended September 30, 2021, increased by $171.2 million and $429.7 million compared to the same periods of the prior year, respectively, predominantly driven by the following:
•an increase of $71.6 million and $139.1 million in stock-based compensation expense for the three and nine months ended September 30, 2021, respectively, related to an increase in the issuance of RSUs, due to headcount growth, and an increase in the fair value of our Class A common stock;
•an increase of $37.0 million and $98.1 million in personnel-related costs for the three and nine months ended September 30, 2021, respectively, due to an increase in headcount of 144% period over period and higher payroll taxes upon the exercise of stock options as a result of the Direct Listing;
•an increase of $22.3 million and $51.9 million in customer support costs for the three and nine months ended September 30, 2021, respectively, in order to respond to the increased customer inquiries during periods of high Trading Volume; and
•$39.2 million of direct listing costs during the first half of 2021 associated with our direct public listing on April 14, 2021.
Other operating expense, net for the three and nine months ended September 30, 2021, increased by $98.2 million and $529.3 million compared to the same periods of the prior year, respectively, due to the following:
•an increase of $41.2 million and $388.3 million for the three and nine months ended September 30, 2021, respectively, attributed to crypto assets sold in order to fulfill customer accommodation transactions as a result of unanticipated system disruptions;
•$25.1 million losses for the nine months ended September 30, 2021 associated with a cybersecurity incident for which impacted customers were fully reimbursed;
•$17.5 million and $75.7 million, respectively, of crypto assets decreasing below the carrying value of our crypto assets held during the period; and
•The remaining change was related to other crypto asset expenses, offset by $23.1 million net gains on fair value adjustments related to warrants and crypto asset borrowings for the nine months ended September 30, 2021.

Other expense (income), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Other expense (income), net	$20,948	$(1,211)	(1,830)%	$17,839	$5,935	201%
During the three months ended September 30, 2021, we recognized a loss of $20.9 million compared to a $1.2 million gain for the same period of the prior year. The increase of $22.1 million in losses is driven by the unrealized losses from foreign exchange of $14.7 million, realized losses from foreign exchange of $5.9 million, and interest expense on our 2026 Convertible Notes and Senior Notes of $7.0 million, offset by the realized gains on investments of $3.9 million
During the nine months ended September 30, 2021, we had other expense (income), net of $17.8 million loss compared to $5.9 million loss for the same period of the prior year. The change of $11.9 million in losses is largely driven by unrealized losses from foreign exchange of $10.3 million, realized losses from foreign exchange of $9.7 million, and interest expense on our 2026 Convertible Notes and Senior Notes of $7.7 million, offset by realized gains on investments of $15.4 million.
Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
(Benefit from) provision for income taxes	$(135,240)	$21,417	**	$(647,505)	$30,899	**
** Percentage not meaningful.
The (benefit from) provision for income tax decreased by $156.7 million and $678.4 million for the three months and nine months ended September 30, 2021 compared to the same period of the prior year driven by the tax effect of higher compensation expenses on deductible stock option exercises at a fair market value resulting from our DPO offset by non-deductible officer compensation. The Company is entitled to a tax deduction for certain stock-based compensation equal to the difference between the fair market value of our common stock and the strike price, if any, at the date of inclusion in the grantee’s taxable income. Therefore, as our common stock price increases, the amount of allowable deductions will also increase, which could result in a lower effective tax rate. These deductions were higher in 2021 than in prior periods as a result of an elevated amount of exercises and sales post our DPO. u

Non-GAAP Financial Measure
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
We calculate Adjusted EBITDA as net income, adjusted to exclude provision for or benefit from income taxes, depreciation and amortization, interest expense, crypto asset borrowing costs, stock-based compensation expense, impairment, net, non-recurring Direct Listing expenses, unrealized gain or loss on foreign exchange, fair value gain or loss on derivatives, non-recurring legal reserves and related costs, and other loss, net.

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net Income	$406,100	$81,299	$2,783,912	$145,532
Adjusted to exclude the following:
(Benefit from) provision for income taxes	(135,240)	21,417	(647,505)	30,899
Depreciation and amortization	17,099	8,007	40,633	22,385
Interest expense	6,972	—	7,720	—
Crypto asset borrowing costs	2,326	280	9,524	280
Stock-based compensation	264,195	15,590	558,157	37,009
Impairment, net(1)	17,485	8,084	75,669	8,352
Non-recurring Direct Listing expenses	—	—	39,160	—
Unrealized loss (gain) on foreign exchange	13,692	(462)	16,084	6,207
Fair value loss (gain) on derivatives	1,392	(10,995)	(23,823)	(10,995)
Legal reserves and related costs	—	—	1,500	—
Other loss, net(2)	24,200	—	24,200	—
Adjusted EBITDA	$618,221	$123,220	$2,885,231	$239,669
______________
(1)Impairment, net represents impairment on crypto assets still held as of September 30, 2021 and September 30, 2020.
(2)Other loss, net includes $25.1 million loss related to a cybersecurity incident, offset by an unrealized gain of $0.9 million related to the contingent consideration arrangement.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily with cash from operating activities, and net proceeds from the issuances of convertible preferred stock and notes payable. In September 2021, we issued $2.0 billion in Senior Notes consisting of $1.0 billion of 2028 Senior Notes due on October 1, 2028 and $1.0 billion of 2031 Senior Notes due on October 1, 2031. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year at 3.375% and 3.625% per annum for the 2028 Senior Notes and 2031 Senior Notes, respectively. The entire principal amount of the Senior Notes is due at the time of maturity, unless repurchased or redeemed on an earlier date. In May 2021, we issued an aggregate of $1.44 billion of 2026 Convertible Notes. The 2026 Convertible Notes are senior unsecured obligations and bear interest at a rate of 0.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The initial conversion rate and conversion rate as of September 30, 2021 for the 2026 Convertible Notes is 2.6994 shares of the Company's Class A common stock per $1,000 principal amount of 2026 Convertible Notes, which is equivalent to an initial conversion price of approximately $370.45 per share of the Class A common stock. The 2026 Convertible Notes mature on June 1, 2026, unless converted, redeemed or repurchased on an earlier date. See Note 9. Indebtedness, of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on the Senior Notes and 2026 Convertible Notes transactions.

As of September 30, 2021, we had cash and cash equivalents of $6.4 billion, exclusive of restricted cash and customer custodial funds. Cash equivalents consisted primarily of cash deposits and money market funds denominated in U.S. dollars. As of September 30, 2021, we had restricted cash of $30.9 million which consisted primarily of amounts held in restricted bank accounts at certain third-party banks as security deposits or pledged as collateral to secure letters of credit. As of September 30, 2021, we had customer custodial funds of $9.0 billion which consisted of amounts held at certain third-party banks for the exclusive benefit of customers. Crypto asset trading on our platform occurs 24 hours a day. We restrict the use of the assets underlying the customer custodial funds to meet regulatory requirements based on their purpose and availability to fulfill our direct obligation under custodial funds due to customers.
As of September 30, 2021, we had $92.1 million of USDC, a stablecoin which can be redeemed one USDC for one U.S. dollar on demand. While not accounted for as cash or cash equivalent, we believe our USDC holdings to be an important liquidity resource.
In August 2021, we announced plans to invest over $500 million into a diversified portfolio of crypto assets. We intend to also allocate 10% of our quarterly net income into this portfolio. We intend for our investments to be deployed over a multi-quarter window. We intend to execute all trades away from our exchange to avoid any conflict of interest with our customers. We may increase or decrease our allocation over time as the cryptoeconomy matures. We have purchased, and intend in the future to continue to purchase, digital assets for investment and operational purposes.
As of September 30, 2021, we held $394.1 million of crypto assets for investment and operational purposes at cost, excluding crypto assets borrowed. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets and the variability of our earnings will be dependent on the future fair value of such crypto assets. We have limited ability to predict whether the sale of crypto assets received from airdrops or forks will be material to our future earnings, which is dependent on the future market viability and fair value of such crypto assets. Our current policy is not to monetize unsupported forks or airdrops held on our platform. Crypto assets received through airdrops and forks, at the time of the airdrop or fork and at the end of the periods presented, are not material to our financial statements.

As of September 30, 2021 and December 31, 2020, the cost basis and fair value of our crypto assets held, excluding crypto asset borrowings, was as follows:

	September 30,		December 31,
	2021		2020
	Cost	Fair value(1)	Cost	Fair value(1)
	(in millions)
Crypto assets held as investments:
Bitcoin	$86.6	$251.5	$13.3	$100.7
Ethereum	46.1	137.0	3.5	22.1
Other	79.0	152.7	7.6	24.9
Total crypto assets held as investments	211.7	541.2	24.4	147.7

Crypto assets held for operating purposes:
Bitcoin	53.1	63.5	26.1	29.4
Ethereum	30.4	35.8	1.7	1.7
Other	99.0	152.6	10.1	9.1
Total crypto assets held for operating purposes	182.5	251.9	37.9	40.2
Total crypto assets held, excluding crypto asset borrowings	$394.2	$793.1	$62.3	$187.9

Crypto assets held, excluding crypto asset borrowings:
Bitcoin	$139.7	$315.0	$39.4	$130.1
Ethereum	76.5	172.8	5.2	23.8
Other	178.0	305.3	17.7	34.0
Total crypto assets held, excluding crypto asset borrowings	$394.2	$793.1	$62.3	$187.9
__________________

(1)The fair value of crypto assets held is based on quoted market prices for one unit of each crypto asset reported on our platform at 11:59 pm Coordinated Universal Time (UTC) on the last day of the respective period multiplied by the quantity of each crypto asset held.

We view our crypto asset investments as long term holdings and we do not plan to engage in regular trading of crypto assets. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Customer accommodations are fulfilled with crypto assets held for operational purposes. We recognized $32.0 million and $39.8 million of impairment expense on the Company's crypto asset investment portfolio for the three and nine months ended September 30, 2021, respectively.
Certain jurisdictions where we operate require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all custodial funds due to customers. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial funds, and in-transit funds receivable. As of September 30, 2021 and December 31, 2020, our eligible liquid assets were greater than the aggregate amount of custodial funds due to customers.

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
Cash flows

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$7,736,711	$845,827
Net cash (used in) provided by investing activities	(644,415)	29,863
Net cash provided by financing activities	3,393,411	1,971
Net increase in cash, cash equivalents, and restricted cash	$10,485,707	$877,661
Change in customer custodial funds	$5,193,574	$640,030
Operating activities
We assess our cash flow from operating activities by adjusting for the change in customer custodial funds. We use this as a more accurate indicator of our cash growth and our ability to invest in our infrastructure and people to achieve our strategic objectives.
Net cash provided by operating activities was $7.7 billion for the nine months ended September 30, 2021, of which $4.9 billion related to cash from the change in custodial funds due to customers. Our net cash provided by operating activities, other than from custodial funds due to customers, reflected net income of $2.8 billion, non-cash adjustments of $39.3 million, which was driven by benefits from deferred income taxes, realized gains on crypto assets driven by net crypto assets received from operating activities and fair value derivative adjustments. This was partially offset by stock-based compensation expense, impairment expense, depreciation and amortization expense, and non-cash lease expense. In addition to these changes were changes in operating assets and liabilities of $53.7 million.
Net cash provided by operating activities was $845.8 million for the nine months ended September 30, 2020, of which $616.5 million related to cash from the change in custodial funds due to customers. Our net cash provided by operating activities, other than from custodial funds due to customers, reflected net income of $145.5 million, non-cash adjustments of $49.0 million, which was predominately due to stock-based compensation expense, depreciation and amortization expense, and non-cash lease expense, and changes in operating assets and liabilities of $34.8 million.

Investing activities
Net cash used in investing activities of $644.4 million for the nine months ended September 30, 2021 was due to $251.1 million in investments of companies and technologies, $210.3 million in net outflow for the purchase and sale of crypto assets, $102.5 million in net outflow for retail user loans originated and repaid, $39.4 million in net cash paid for acquisitions, $24.0 million related to the asset acquisition of assembled workforce and $15.5 million in capitalized internal-use software development costs.
Net cash provided by investing activities of $29.9 million for the nine months ended September 30, 2020 primarily related to net cash received in the Tagomi acquisition of $33.6 million and net proceeds from the sale of crypto assets of $14.7 million, offset by leasehold and real estate expenditures to support our increased headcount of $7.5 million, capitalized internal-use software development costs of $6.3 million, and investments in companies and technologies of $5.0 million.
Financing activities
Net cash provided by financing activities of $3.4 billion for the nine months ended September 30, 2021, was due to $2.0 billion of proceeds from the issuance of our Senior Notes, net of issuance costs and $1.4 billion of proceeds from the issuance of our Convertible Senior Notes, net of issuances costs, $174.9 million of proceeds from the issuance of common stock from stock option exercises, net of repurchases, $20.0 million of proceeds from the issuance of a short-term borrowing, and $11.5 million of proceeds received under the employee stock purchase plan. This was partially offset by $103.1 million of taxes paid related to net share settlement of equity awards and the purchase of $90.1 million of capped calls in connection with our Convertible Senior Notes.
Net cash provided by financing activities of $2.0 million for the nine months ended September 30, 2020 was due to $2.0 million of proceeds from the issuance of common stock from stock option exercises.

Contractual Obligations and Commitments
In September 2021, we issued two notes with an aggregate principal amount of $1.0 billion of the 2028 Senior Notes and an aggregate principal amount of $1.0 billion of the 2031 Senior Notes in a private placement within the United States only to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in pursuant to Regulation S under the Securities Act. The interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year at 3.375% and 3.625% per annum, respectively, beginning on October 1, 2021, and the entire principal amount is due at the time of maturity.
Discounts to the Senior Notes reflect a 1% original issue discount of $20.0 million and debt issuance costs related to the Senior Notes of $4.0 million, which include commissions payable to the initial purchasers and third-party offering costs. We intend to use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, and investments in and acquisitions of other companies, products or technologies that we may identify in the future. See Note 9. Indebtedness of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on this transaction.
With the exception of the 2028 Senior Notes and 2031 Senior Notes, there were no material changes in our contractual obligations and commitments during the three months ended September 30, 2021 from the obligations and commitments disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Prospectus.
In May 2021, we issued an aggregate principal amount of $1.44 billion of the 2026 Convertible Notes pursuant to an indenture, dated May 18, 2021, between U.S. Bank National Association, as trustee, and us. The 2026 Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Convertible Notes are senior unsecured obligations and bear interest at a rate of 0.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2026 Convertible Notes mature on June 1, 2026, unless earlier converted, redeemed or repurchased.
Discounts on the 2026 Convertible Notes reflect a 1% original issue discount of $14.4 million and debt issuance costs related to the 2026 Convertible Notes of $19.4 million, which include commissions payable to the initial purchasers and third-party offering costs. We used approximately $90.1 million of the net proceeds from the offering to pay the cost of the capped call transactions. We intend to use the remainder of the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, and investments in and acquisitions of other companies, products or technologies that we may identify in the future. See Note 9. Indebtedness, of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on this transaction.
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
Interest rate risk
We had cash and cash equivalents, including restricted cash and customer custodial funds, of $15.3 billion and $4.9 billion as of September 30, 2021 and December 31, 2020, respectively. Our investment policy and strategy related to our cash and cash equivalents and customer custodial funds is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents primarily consist of cash deposits and money market funds. We also earn interest based on the share of total USDC held on our platform. Changes in interest rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis points increase or decrease in interest rates would have resulted in a $34.7 million and $81.4 million increase or decrease in total revenue for the three and nine months ended September 30, 2021, respectively.
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
As of September 30, 2021, we have an embedded derivative assets as a result of entering into transactions to borrow crypto assets of $222.0 million, as well as embedded derivative liabilities of $243.5 million, which are recorded on the condensed consolidated balance sheets. A 10% increase or decrease in the fair value of the derivative positions would not have a material impact on our financial results. For more information, see Notes 2. Summary of Significant Accounting Policies, and 10. Derivatives, of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q .

Market price risk of crypto assets
We generate substantially all of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction and may vary depending on payment type and the value of the transaction. We also generate total revenue from our subscription products and services and, while revenue from these products and services have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect our operating results. In particular, the Company's future profitability may depend upon the market price of BTC and ETH, as well as other crypto assets. Crypto asset prices, along with our operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and other crypto assets could have a material and adverse effect on our earnings, the carrying value of our crypto assets, and our future cash flows. This may also affect the Company's liquidity and its ability to meet its ongoing obligations.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Securities Class Action Lawsuits
In July 2021, a purported securities class action captioned Ramsey v. Coinbase Global, Inc., et al., Case No. 3:21-cv-05634, was filed in the U.S. District Court for the Northern District of California against us, our directors, certain of our officers and employees, and certain venture capital and investment firms. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act, by making false or misleading statements and omissions in connection with the registration statement and prospectus that we filed in connection with our Direct Listing. The plaintiff is a purported former stockholder seeking to represent a class of all persons and entities who purchased or otherwise acquired our securities pursuant and/or traceable to the registration statement and prospectus. Plaintiff seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. In August 2021, two additional purported securities class actions captioned Klein v. Coinbase Global Inc. et al., Case No. 3:21-cv-0604 and Catterlin v. Coinbase Global Inc. et al., Case No. 3:21-cv-06149, were filed in the U.S. District Court for the Northern District of California, alleging similar claims and seeking the same relief. We dispute the claims in these cases and intend to vigorously defend against them. Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remain uncertain.
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., Case No. 1:21-cv-08353, was filed in the U.S. District Court for the Southern District of New York against us. Plaintiffs allege claims under Sections 5, 15(a)(1) and 29(b) of the Exchange Act and violations of certain California and Florida state statutes. Among other relief requested, plaintiffs seek injunctive relief, unspecified damages, attorneys’ fees and costs. We dispute the claims in this case and intend to vigorously defend against them. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain.
Other
On September 8, 2021, we filed a Form 8-K disclosing receipt by Coinbase, Inc. of a “Wells Notice” from the SEC in connection with Coinbase, Inc.’s planned Lend program, which was announced on June 29, 2021 for pre-enrollment but which had not yet launched. On September 17, 2021, Coinbase, Inc. announced it would not be launching the Lend program, and the SEC subsequently informed Coinbase, Inc. that it need not respond further to the SEC's inquiry about the Lend program.
We are also subject to regulatory oversight by numerous state, federal, and foreign regulators and we are and we may become subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business. For example, we have received investigative subpoenas and other inquiries from various state attorneys general for documents and information pertaining to our business practices and policies, customer complaints, asset launches, certain ongoing litigation, and certain transfers of crypto assets. In addition, we have received investigative subpoenas from the SEC and similar subpoenas and demand letters from various state regulators for documents and information about certain of our customer programs, operations, and intended future products, including our stablecoin and yield-generating products. As another example, in January 2021, the California Department of Fair Employment and Housing issued an investigative subpoena for documents and information related to certain of our business practices and policies, and the matter is ongoing. We intend to cooperate fully with such investigations. These examples are not exhaustive. We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

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
•as we continue to expand and localize our international activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to inquiries, investigations and enforcement actions by U.S. and non-U.S. regulators and governmental authorities;
•we are and may continue to be subject to material litigation, including individual and class action lawsuits, as well as inquiries, investigations and enforcement actions by regulators and governmental authorities;

•if we cannot keep pace with rapid industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely impact our business, operating results, and financial condition;
•a particular crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition;
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
Our operating results are dependent on crypto assets and the broader cryptoeconomy. Due to the highly volatile nature of the cryptoeconomy and the prices of crypto assets, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptoeconomy. For example, the average three month Crypto Asset Volatility supported on our platform increased by 11% from the first quarter of 2021 to the second quarter of 2021, then decreased by 29% from the second quarter of 2021 to the third quarter of 2021. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:
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
We support a diverse portfolio of crypto assets for trading and custody. However, for the quarter ended September 30, 2021 and the year ended December 31, 2020, we derived the majority of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove over 41% and 56% of total Trading Volume on our platform during these periods, respectively. As such, in addition to the factors impacting the broader cryptoeconomy described in this section, our business may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
Crypto assets built on blockchain technology were only introduced in 2008 and remain in the early stages of development. In addition, different crypto assets are designed for different purposes. Bitcoin, for instance, was designed to serve as a peer-to-peer electronic cash system, while Ethereum was designed to be a smart contract and decentralized application platform. Many other crypto networks—ranging from cloud computing to tokenized securities networks—have only recently been established. The further growth and development of any crypto assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer, and usage of crypto assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:
•many crypto networks have limited operating histories, have not been validated in production, and are still in the process of developing and making significant decisions that will affect the design, supply, issuance, functionality, and governance of their respective crypto assets and underlying blockchain networks, any of which could adversely affect their respective crypto assets;
•many crypto networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce bugs, security risks, or adversely affect the respective crypto networks;
•Several large networks, including Bitcoin and Ethereum, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed, or are unable to receive widespread adoption, it could adversely affect the underlying crypto assets;
•security issues, bugs, and software errors have been identified with many crypto assets and their underlying blockchain networks, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some crypto assets, such as when creators of certain crypto networks use procedures that could allow hackers to counterfeit tokens. Any weaknesses identified with a crypto assets could adversely affect its price, security, liquidity, and adoption. If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the compute or staking power on a crypto network, as has happened in the past, it may be able to manipulate transactions, which could cause financial losses to holders, damage the network’s reputation and security, and adversely affect its value;

•the development of new technologies for mining, such as improved application-specific integrated circuits (commonly referred to as ASICs), or changes in industry patterns, such as the consolidation of mining power in a small number of large mining farms, could reduce the security of blockchain networks, lead to increased liquid supply of crypto assets, and reduce a crypto’s price and attractiveness;
•if rewards and transaction fees for miners or validators on any particular crypto network are not sufficiently high to attract and retain miners, a crypto network’s security and speed may be adversely affected, increasing the likelihood of a malicious attack;
•many crypto assets have concentrated ownership or an “admin key”, allowing a small group of holders to have significant unilateral control and influence over key decisions relating to their crypto networks, such as governance decisions and protocol changes, as well as the market price of such crypto assets;
•the governance of many decentralized blockchain networks is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular crypto network, a lack of incentives for developers to maintain or develop the network, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network’s utility and ability to respond to challenges and grow; and
•many crypto networks are in the early stages of developing partnerships and collaborations, all of which may not succeed and adversely affect the usability and adoption of the respective crypto assets.
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
Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems and customers’ crypto assets. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Further, there has been an increase in such activities as a result of the novel coronavirus (“COVID-19”) pandemic. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.

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
Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, trust companies, securities, broker-dealers and alternative trading systems (“ATS”), commodities, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, retail and commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), retail protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, and related technologies. As a result, they do not contemplate or address unique issues associated with the cryptoeconomy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy requires us to exercise our judgement as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

In addition to existing laws and regulations, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, or new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the cryptoeconomy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. For example, under recommendations from the Financial Crimes Enforcement Network (“FinCEN”), and the Financial Action Task Force (“FATF”), the United States and several foreign jurisdictions are likely to impose the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may face substantial compliance costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. More recently, in December 2020, FinCEN released a proposed rule that would require us to collect personal information from the owners of self-custodied wallets that transfer cryptocurrencies to or receive cryptocurrencies from us, and report certain transactions to the federal government. There are substantial uncertainties on how these requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules. We may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. As another example, the recent extension of anti-money laundering requirements to certain crypto-related activities by the European Union’s (“E.U.”) Fifth Money Laundering Directive has increased the regulatory compliance burden for our business in Europe and, as a result of the fragmented approach to the implementation of its provisions, resulted in distinct and divergent national licensing and registration regimes for us in different E.U. member states. Further E.U.-level legislation imposing additional regulatory requirements in relation to crypto-related activities is also expected in the intermediate term which, among other things, may impose new or additional regulatory requirements on both crypto service providers and issuers of certain crypto assets, which may impact the our operations in the E.U.
Because we have offered and will continue to offer a variety of innovative products and services to our customers, many of our offerings are subject to significant regulatory uncertainty and we from time to time face regulatory inquiries regarding our current and planned products. For instance, we are a founding member of the Centre Consortium and the principal reseller of USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, anti-money laundering, commodities, securities, sanctions, and other laws and regulations in the U.S. and in other jurisdictions. Certain products and services offered by us that we believe are not subject to regulatory oversight, or are only subject to certain regulatory regimes, such as Coinbase Wallet, a standalone mobile application that allows customers to manage their own private keys and store their crypto assets directly on their mobile devices, may cause us to be deemed to be engaged in a form of regulated activity for which licensure is required or cause us to become subject to new and additional forms of regulatory oversight. We also offer various staking, rewards, and lending products, all of which are subject to significant regulatory uncertainty, and could implicate a variety of laws and regulations worldwide. For example, there is regulatory uncertainty regarding the status of our staking, lending, and other yield-generating activities under the U.S. federal securities laws. While we have implemented policies and procedures designed to help monitor for and ensure compliance with existing and new laws and regulations, there can be no assurance that we and our employees, contractors, and agents will not violate or otherwise fail to comply with such laws and regulations. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations, including related interpretations, orders, determinations, directives, or guidance, we or they could be subject to a litany of civil, criminal, and administrative fines, penalties, orders and actions, including being required to suspend or terminate the offering of certain products and services.

Due to our business activities, we are subject to ongoing examinations, oversight, and reviews and currently are, and expect in the future, to be subject to investigations and inquiries, by U.S. federal and state regulators, including the New York State Department of Financial Services (“NYDFS”), and foreign financial service regulators, including the U.K. Financial Conduct Authority and the Central Bank of Ireland, which each have broad discretion to audit and examine our business. We are periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have, are, and may in the future require us to take certain actions, including amending, updating, or revising our compliance measures from time to time, limiting the kinds of customers which we provide services to, changing, terminating, or delaying our licenses and/or the introduction of our existing or new product and services, and undertaking further external audit or being subject to further regulatory scrutiny, including investigations and inquiries. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business, as well as increased costs, and supervision and examination for both ourselves and our agents and service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.
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
The cryptoeconomy is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. We expect competition to further intensify in the future as existing and new competitors introduce new products or enhance existing products. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on crypto-based services. Our main competitors fall into the following categories:
•traditional financial technology and brokerage firms that have entered the crypto asset market in recent years and offer overlapping features targeted at our customers;
•companies focused on the crypto asset market, some of whom adhere to local regulations and directly compete with our platform, and many who choose to operate outside of local rules and regulations or in jurisdictions with less stringent local rules and regulations and are potentially able to more quickly adapt to trends, support a greater number of crypto assets, and develop new crypto-based products and services due to a different standard of regulatory scrutiny; and
•crypto-focused companies and traditional financial incumbents that offer point or siloed solutions specifically targeted at institutional customers.

Our primary source of competition to date has been from companies, in particular those located outside the U.S., who are subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, whilst also offering their products in highly regulated jurisdictions, including the U.S., without necessarily complying with the relevant regulatory requirements in such jurisdictions.
To date, due to limited enforcement by U.S. and foreign regulators, many of these competitors have been able to operate from offshore while offering large numbers of products and services to retail users, including in the U.S., Europe, and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions, and seemingly without penalty. Due to our regulated status in several jurisdictions and our commitment to legal and regulatory compliance, we have not been able to offer many popular products and services, including products and services that our unregulated or less regulated competitors are able to offer to a group that includes many of our customers, which may adversely impact our business, financial condition, and results of operations.
In recent years, our commitment to compliance and the attendant customer-facing requirements, including customer due diligence requirements, have resulted in our customers transferring significant funds and crypto assets to these unregulated or less regulated competitors. We also have expended significant managerial, operational, and compliance costs to meet the legal and regulatory requirements applicable to us in the U.S. and other jurisdictions in which we operate, and expect to continue to incur significant costs to comply with these requirements, which these unregulated or less regulated competitors have not had to incur.
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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits, government and regulatory investigations, inquiries, actions or requests, including with respect to both retail user and employment matters, securities matters, and other proceedings alleging violations of laws, rules, and regulations, both foreign and domestic. For example, we are currently subject to stockholder litigation, which is described in the section titled “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
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

A particular crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
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
We rely on bank accounts to provide our platform and custodial services. In particular, customer cash holdings on our platform are held with one or more of our banking partners. As a registered money services business with FinCEN under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations enforced by FinCEN, or collectively, the BSA, a licensed money transmitter in a number of U.S. states and territories, a licensee under NYDFS’s Virtual Currency Business Activity regime, commonly referred to as a BitLicense, a licensed electronic money institution under both the U.K. Financial Conduct Authority and the Central Bank of Ireland, and a limited purpose trust company chartered by the NYDFS, our banking partners view us as a higher risk customer for purposes of their anti-money laundering programs. We may face difficulty establishing or maintaining banking relationships due to our banking partners’ policies and some prior bank partners have terminated their relationship with us or have limited access to bank services. The loss of these banking partners or the imposition of operational restrictions by these banking partners and the inability for us to utilize other redundant financial institutions may result in a disruption of business activity as well as regulatory risks. In addition, financial institutions in the U.S. and globally may, as a result of the myriad of regulations or the risks of crypto assets generally, decide to not provide account, custody, or other financial services to us or the cryptoeconomy generally. We also rely on insurance carriers to insure customer losses resulting from a breach of our physical security, cyber security, or by employee or service provider theft. Our ability to maintain crime and specie insurance is subject to the insurance carriers’ ongoing underwriting criteria and our inability to obtain and maintain appropriate insurance coverage could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory scrutiny.
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
As of September 30, 2021, we held $255 billion in custodial fiat currencies and cryptocurrencies on behalf of customers. Supported crypto assets are not insured or guaranteed by any government or government agency. We have also entered into partnerships with third parties, such as with the Centre Consortium, as the chief reseller of USD Coin, where we or our partners receive and hold funds for the benefit of our customers. Our and our partners’ abilities to manage and accurately safeguard these customer assets requires a high level of internal controls. As our business continues to grow and we expand our product and service offerings, we must continue to strengthen our associated internal controls and ensure that our partners do the same. Our success and the success of our offerings requires significant public confidence in our and our partners’ ability to properly manage customers’ balances and handle large and growing transaction volumes and amounts of customer funds. In addition, we are dependent on our partners’ operations, liquidity, and financial condition for the proper maintenance, use, and safekeeping of these customer assets. Any failure by us or our partners to maintain the necessary controls or to manage customer crypto assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, significant financial losses, lead customers to discontinue or reduce their use of our and our partners’ products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition.

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
We have significantly expanded our operations in recent years, both in terms of employee headcount as well as the number of customers. For example, we have grown from 199 employees as of December 31, 2017 to 2,781 employees as of September 30, 2021. We expect such growth to continue for the foreseeable future. As we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our information technology and financial, operating, and administrative systems and controls, and continue to manage headcount, capital, and processes efficiently. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.
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
We currently have subsidiaries in the United Kingdom, Japan, Singapore, Brazil, Canada, Germany, the Cayman Islands, the Philippines, Ireland, India, and Kenya as well as the United States. We plan to enter into or increase our presence in additional markets around the world. We have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. As we continue to expand our business and customer base outside the United States, we will be increasingly susceptible to risks associated with international operations. These risks and challenges include:

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
We may not be able to generate sufficient cash to service our debt and other obligations, including our obligations under the 2026 Convertible Notes and Senior Notes.
Our ability to make payments on our indebtedness, including the 2026 Convertible Notes and Senior Notes, and our other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to attain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including each series of the 2026 Convertible Notes and Senior Notes, and other obligations.
If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of our debt obligations prior to maturity. Our ability to refinance or restructure our debt and other obligations will depend upon the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service our debt and other obligations, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all and any refinancing or restructuring could have a material adverse effect on our business, operating results, or financial condition. Statutory, contractual or other restrictions may also limit our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us. For these reasons, we may not have access to any assets or cash flows of our subsidiaries to make interest and principal payments on each series of the 2026 Convertible Notes and Senior Notes.

If our cash flows are insufficient to fund our debt and other obligations and we are unable to refinance or restructure these obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell material assets or operations to meet our debt and other obligations. We cannot assure you that we would be able to implement any of these alternative measures on satisfactory terms or at all or that the proceeds from such alternatives would be adequate to meet any debt or other obligations then due. If it becomes necessary to implement any of these alternative measures, our business, operating results, or financial condition could be materially and adversely affected.
We have a substantial amount of indebtedness and other obligations, which could adversely affect our financial position and prevent us from fulfilling our obligations under the 2026 Convertible Notes and Senior Notes.
We have a substantial amount of indebtedness and other obligations. As of September 30, 2021, we had approximately $3.44 billion in aggregate principal amount of outstanding indebtedness (excluding crypto asset borrowings), which includes $2.0 billion of our Senior Notes and $1.44 billion of our 2026 Convertible Notes.
Our substantial indebtedness and other obligations may:
•make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our 2026 Convertible Notes, Senior Notes and our other obligations;
•limit our ability to use our cash flow for working capital, capital expenditures, acquisitions or other general business purposes;
•increase our cost of borrowing;
•require us to use a substantial portion of our cash flow from operations to make debt service payments and pay our other obligations when due;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions, including changes in interest rates and foreign exchange rates.
We provide secured loans to our customers, which exposes us to credit risks and may cause us to incur financial or reputational harm.
We provide retail and commercial loans to qualified customers secured by their crypto asset holdings on our platform, which exposes us to the risk of our borrowers’ inability to repay such loans. In addition, such activity results in us being subject to lending laws and regulations in the applicable jurisdiction and as a result we may be subject to additional regulatory scrutiny. In the future we may enter into credit arrangements with financial institutions to obtain more capital. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified customers to the extent we rely on such credit lines to continue to offer or to grow such products. Further, our credit decision process and underwriting, pricing, loss forecasting, and scoring models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information.

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
In connection with our prime brokerage service, from time to time, we route customer orders through third party exchanges or other trading venues. In connection with these activities, we generally hold cash and other crypto assets with such third-party exchanges or other trading venues in order to effect trades. If we were to experience a disruption in our access to these third-party exchanges and trading venues, our prime brokerage service could be adversely affected to the extent that we are unable to execute order flow for our prime brokerage customers. In addition, if any of these third party trading venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, we might not be able to fully recover the cash and other crypto assets that we have deposited with these third parties. As a result, our business, operating results and financial condition could be adversely affected.

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
Our platform may be exploited to facilitate illegal activity including fraud, money laundering, gambling, tax evasion, and scams. We or our partners may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activities that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and cost associated with detecting and monitoring transactions for compliance with local laws. In the event that a customer is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we may be subject to governmental inquiries, enforcement actions, prosecuted, or otherwise held secondarily liable for aiding or facilitating such activities. Changes in law have also increased the penalties for money transmitters for certain illegal activities, and government authorities may consider increased or additional penalties from time to time. Owners of intellectual property rights or government authorities may seek to bring legal action against money transmitters, including us, for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.
Moreover, while fiat currencies can be used to facilitate illegal activities, crypto assets are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of crypto assets have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain crypto asset transactions, and encryption technology that anonymizes these transactions, that make crypto assets susceptible to use in illegal activity. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice, SEC, CFTC, Federal Trade Commission, Internal Revenue Service (“IRS”), and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving crypto assets. We also support crypto assets that incorporate privacy-enhancing features, and may from time to time support additional crypto assets with similar functionalities. These privacy-enhancing crypto assets obscure the identities of sender and receiver, and may prevent law enforcement officials from tracing the source of funds on the blockchain. Facilitating transactions in these crypto assets may cause us to be at increased risk of liability arising out of anti-money laundering and economic sanctions laws and regulations.
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
We are required to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We may from time to time incur indebtedness and other obligations which could make it more difficult to meet these capitalization requirements or any additional regulatory requirements. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of financial services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by the United States and international regulators. Any change or increase in these regulatory requirements could have an adverse effect on our business, operating results, and financial condition.

As a financial institution licensed to engage in money transmission in the United States, to conduct virtual currency business activity in New York, and issue electronic money in Europe, we are subject to strict rules governing how we manage and hold customer fiat currency and crypto assets. We maintain complex treasury operations to manage and move customer fiat currency and crypto assets across our platforms and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency and crypto asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements. In addition, regulators may increase the amount of fiat currency reserves that we are required to maintain for our operations, as has happened in the past. For instance, in 2017, the Hawaii Division of Financial Institutions imposed a new policy whereby digital currency businesses are required to maintain cash reserves in an amount equal to the aggregate face value of digital currency funds held on behalf of customers, making our operations in Hawaii impracticable and forcing us to shut down operations in the state. Any similar events can lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services, including Earn campaigns, margin trading, lending functions, and the addition of new payment rails increase these risks.
Many of the crypto assets in which we facilitate trading are subject to regulatory authority by the Commodity Futures Trading Commission (“CFTC”). Any fraudulent or manipulative activity in a crypto asset occurring on our platform could subject us to increased regulatory scrutiny, regulatory enforcement, and litigation.
The CFTC has stated and judicial decisions involving CFTC enforcement actions have confirmed that at least some crypto assets, including Bitcoin, fall within the definition of a “commodity” under the CEA. As a result, the CFTC has general enforcement authority to police against manipulation and fraud in at least some spot crypto asset markets. From time to time, manipulation, fraud, and other forms of improper trading by market participants have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement action, and similar actions by other regulators, government agencies, and civil litigation. Such investigations, inquiries, enforcement actions, and litigation may cause us to incur substantial costs and could result in negative publicity.
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

We have administrative, technical, and physical security measures and controls in place and maintain a robust information security program. However, our security measures may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. We could be the target of a cybersecurity incident, which could result in harm to our reputation and financial losses. Additionally, our customers have been and could be targeted in cybersecurity incidents like an account takeover, which could result in harm to our reputation and financial losses. For example, earlier in 2021, third parties independently obtained login credentials and personal information for at least 6,000 customers and used those credentials to exploit a vulnerability that previously existed in the account recovery process. Coinbase reimbursed impacted customers approximately $25.1 million. Additionally, privacy and data protection laws are evolving, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our third-party partners business practices and products and service offerings.
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

We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection across different markets where we conduct our business, including in the United States and European Economic Area (“EEA”) and industry requirements and such laws, regulations, and industry requirements are constantly evolving and changing. Our actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies could harm our business.
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
Further, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States and prompt a number of proposals for new federal and state-level privacy legislation. For example, in 2021, Virginia passed the Consumer Data Protection Act (“CDPA”) (enacted March 2021, effective January 1, 2023) and Colorado passed the Colorado Privacy Act (“CPA”) (enacted July 2021, effective July 1, 2023). We cannot fully predict the impact of the CCPA, CPRA, CDPA, CPA, or other similar laws or regulations on our business or operations, but they may require us to modify our data processing practices and policies that may incur costs and expense in an effort to comply. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and given presently that there are no federal laws to preempt such state laws, it may require costly and difficult efforts to achieve compliance with such laws that could expose us to fines and penalties for non-compliance.

Additionally, many foreign countries and governmental bodies, including Australia, the E.U., India, Japan, and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, processing, storage and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, require that certain types of data be retained on servers within these jurisdictions, and, in some cases, obtain individuals’ consent to collect and/or use personal information for certain purposes.
In Europe, the European General Data Protection Regulation (“GDPR”), took effect on May 25, 2018. As a result of our presence in Europe and our service offering in the E.U., we are subject to the GDPR, which imposes stringent E.U. data protection requirements, and could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. A breach of the GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
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

On July 16, 2020, the Court of Justice of the European Union (“CJEU”), invalidated the E.U.-U.S., Privacy Shield (under which personal data could be transferred from the E.U. to U.S. entities that had self-certified under the Privacy Shield scheme) (“Privacy Shield”) on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal data transferred to the United States. In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case by case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other E.U. member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for E.U.-U.S. data transfers. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. Under the Implementing Decision, we will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business.
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
We are subject to complex tax laws and regulations in the U.S. and a variety of foreign jurisdictions. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws which could increase our future income tax provision. For example, our future income tax obligations could be adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and by earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, by changes in the amount of unrecognized tax benefits, or by changes in tax laws, regulations, accounting principles, or interpretations thereof, including changes with possible retroactive application or effect.
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

The Tax Cuts and Jobs Act (“TCJA”), enacted on December 22, 2017, significantly affected U.S. tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including deductions for business interest, use of net operating loss carryforwards, taxation of foreign income, and the foreign tax credit, among others. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020, in response to the COVID-19 pandemic, further amended the U.S. federal tax code, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. For example, proposed legislation before Congress may make changes to the U.S. tax law, including reduced benefits related to the taxation of foreign income and the imposition of a 15% minimum tax on book income. If enacted in their current form, such changes could adversely affect our operations in future periods.
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
As of December 31, 2020, we had Japanese net operating loss carryforwards (“NOLs”), of approximately $3.8 million, due to prior period losses which if not utilized will begin to expire beginning in 2027. Additionally, as of December 31, 2020, we had $24.5 million of U.S. federal NOLs with an indefinite carryforward and $13.0 million of U.S. state NOLs, primarily with a twenty-year carryforward. As part of the Bison Trails and other acquisitions, the Company has acquired additional U.S. federal and U.S. state NOLs of approximately $17.3 million as of September 30, 2021. Realization of these NOLs, and any future domestic or foreign NOLs that we may generate will depend on future income, and there is a risk that some or all of such NOLs could be subject to limitation or otherwise unavailable to offset future income tax liabilities, which could adversely affect our operating results.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part I, Item 2 of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, inter-company transactions, and the valuation of stock-based awards and crypto assets we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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
As a public company we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”), and other applicable securities rules and regulations. Stockholder activism, the current political and social environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control, over financial reporting to meet this standard, significant resources and management oversight may be required. If we encounter material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and the condensed consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

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
•issuance of shares of our Class A common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding 2026 Convertible Notes;
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
As of September 30, 2021, we had 40,146,342 options outstanding that, if fully exercised, would result in the issuance of 7,564,999 shares of Class B common stock and the issuance of 32,581,343 shares of Class A common stock and 8,259,079 shares of Class A common stock outstanding subject to RSUs. All of the shares of Class A common stock and Class B common stock issuable upon the exercise of stock options or vesting and settlement of RSUs, and reserved for future issuance under our equity incentive plans, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144 under the Securities Act of 1933, as amended.
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
Moreover, Section 203 of the Delaware General Corporation Law (“DGCL”) may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between holders of 15% or more of our common stock and us.
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
Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim that is based upon a breach of fiduciary duty; any action asserting a claim against us or any current or former director, officer, stockholder, employee or agent of ours, arising pursuant to the DGCL, our restated certificate of incorporation, or our restated bylaws; any action asserting a claim against us that is governed by the internal affairs doctrine; or any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL.

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
In August 2021, we issued 163,682 shares of our Class A common stock to 22 accredited investors in connection with an acquisition.
In September 2021, we issued 47,078 shares of our Class A common stock to one accredited investor in connection with an acquisition.
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

Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended September 30, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
July 1 – July 31, 2021	264	$22.61
August 1 – August 31, 2021	453	18.13
September 1 – September 30, 2021	119	23.46
Total	836	$20.30
___________________
(1)Represents shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees’ at the respective original exercise prices.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of September 17, between Coinbase Global, Inc. and U.S. Bank National Association, as trustee	8-K	001-40289	4.1	9/17/21
4.2	Form of 3.375% Senior Notes due 2028 (included in Exhibit 4.1)	8-K	001-40289	4.2	9/17/21
4.3	Form of 3.625% Senior Notes due 2031 (included in Exhibit 4.1)	8-K	001-40289	4.3	9/17/21
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted as in iXBRL and contained in Exhibit 101					X

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

COINBASE GLOBAL, INC.

Date: November 9, 2021	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)