Form 10-K
period 2021-12-31
Coinbase Global, Inc.
filed 2022-02-25
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐   No   ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $33.5 billion based on the closing sales price of the registrant’s Class A common stock as reported on Nasdaq Global Select Market on that date.
As of February 16, 2022, the number of shares of the registrant's Class A common stock outstanding was 171,169,869 and the number of shares of the registrant's Class B common stock outstanding was 48,309,752.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Form 10-K, contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, restructurings, joint ventures, partnerships, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Glossary to the Cryptoeconomy
Throughout this Annual Report on Form 10-K, we use a number of industry terms and concepts which are defined as follows:
•Address: An alphanumeric reference to where crypto assets can be sent or stored.
•Bitcoin: The first system of global, decentralized, scarce, digital money as initially introduced in a white paper titled Bitcoin: A Peer-to-Peer Electronic Cash System by Satoshi Nakamoto.
•Block: Synonymous with digital pages in a ledger. Blocks are added to an existing blockchain as transactions occur on the network. Miners are rewarded for “mining” a new block.
•Blockchain: A cryptographically secure digital ledger that maintains a record of all transactions that occur on the network and follows a consensus protocol for confirming new blocks to be added to the blockchain.
•Cold storage: The storage of private keys in any fashion that is disconnected from the internet. Common cold storage examples include offline computers, USB drives, or paper records.
•Crypto: A broad term for any cryptography-based market, system, application, or decentralized network.
•Crypto asset or token: Any digital asset built using blockchain technology, including cryptocurrencies, stablecoins, and security tokens.
•Crypto Asset Volatility: Represents our internal measure of crypto volatility in the market relative to prior periods. The volatility of crypto assets is measured on an hourly basis (using 10 minute price intervals within each hour) for each crypto asset supported for trading on Coinbase, averaged over the applicable time period (quarterly), then weighted by each crypto asset’s share of total trading volume during the same time period across a select set of trading platforms, in addition to the Coinbase platform, that operate in similar markets including itBit, Bitfinex, Bitstamp, bitFlyer, Binance.US, Binance, Kraken, Gemini, Bittrex, and Poloniex.
•Cryptocurrency: Bitcoin and alternative coins, or “altcoins,” launched after the success of Bitcoin. This category of crypto asset is designed to work as a medium of exchange, store of value, or to power applications and excludes security tokens.
•Cryptoeconomy: A new open financial system built upon crypto.
•Customer: A retail user, institution, or ecosystem partner on our platform.
•DeFi: Short for Decentralized Finance. Peer-to-peer software-based network of protocols that can be used to facilitate traditional financial services like borrowing, lending, trading derivatives, insurance, and more through smart contracts.
•Ecosystem partners: Developers, creators, merchants, asset issuers, organizations and financial institutions, and other groups building decentralized protocols, applications, products, or other services for the cryptoeconomy.
•Ethereum: A decentralized global computing platform that supports smart contract transactions and peer-to-peer applications, or “Ether,” the native crypto assets on the Ethereum network.
•Fork: A fundamental change to the software underlying a blockchain which results in two different blockchains, the original, and the new version. In some instances, the fork results in the creation of a new token.
•Hot wallet: A wallet that is connected to the internet, enabling it to broadcast transactions.

•Institutions: Businesses that include hedge funds, small to large financial institutions, and corporations.
•Miner: Individuals or entities who operate a computer or group of computers that add new transactions to blocks, and verify blocks created by other miners. Miners collect transaction fees and are rewarded with new tokens for their services.
•Mining: The process by which new blocks are created, and thus new transactions are added to the blockchain.
•Network: The collection of all miners that use computing power to maintain the ledger and add new blocks to the blockchain. Most networks are decentralized, reducing the risk of a single point of failure.
•Non-fungible token or NFT: A crypto asset that is unique - as opposed to “fungible” assets like Bitcoin and dollar bills.
•Protocol: A type of algorithm or software that governs how a blockchain operates.
•Public key or private key: Each public address has a corresponding public key and private key that are cryptographically generated. A private key allows the recipient to access any funds belonging to the address, similar to a bank account password. A public key helps validate transactions that are broadcasted to and from the address. Addresses are shortened versions of public keys, which are derived from private keys.
•Retail users: Individual users with an account on our platform.
•Security token: A crypto asset that is a security under the U.S. federal securities laws. This includes digital forms of traditional equity or fixed income securities, or may be assets deemed to be a security based on their characterization as an investment contract or note.
•Smart contract: Software that digitally facilitates or enforces a rules-based agreement or terms between transacting parties.
•Stablecoin: Crypto assets designed to minimize price volatility. A stablecoin is designed to track the price of an underlying asset such as fiat money or an exchange-traded commodity (such as precious metals or industrial metals), while other stablecoins utilize algorithms that are designed to maintain a relative stable price of the asset. Stablecoins can be backed by fiat money, physical commodities or other crypto assets.
•Staking: An energy efficient equivalent of mining. Stakers use pools of tokens as collateral to validate transactions and create blocks. In exchange for this service, stakers earn a reward.
•Supported crypto assets: The crypto assets we support for trading and custody on our platform, which included 139 crypto assets for trading and 172 crypto assets under custody as of December 31, 2021.
•USD Coin or USDC: A stablecoin issued by Circle that is backed by dollar denominated assets held by the issuer in segregated accounts with U.S. regulated financial institutions. Coinbase and Circle co-founded the Centre Consortium which supports and administers the governance of USDC.
•Wallet: A place to store public and private keys for crypto assets. Wallets are typically software, hardware, or paper-based.

•Wallet user: A retail user who has established an account with a username on our non-custodial software-based product. Coinbase Wallet is an application that allows the user to connect to DeFi applications and self-custody crypto assets. While they operate separately from our main platform, wallet users are included in the following key business metrics: Verified Users and Monthly Transacting Users, or MTUs.
•Web3: A broad category of technologies that are defined by their use of internet protocols built on top of open source, decentralized and distributed systems. Examples of Web3 technologies include blockchain networks, cryptocurrencies, NFTs, and smart contracts.
For additional information regarding our key business metrics, which include Verified Users, Monthly Transacting Users, Assets on Platform, and Trading Volume as well as our use of Adjusted EBITDA, a non-GAAP financial measure, see the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” in Part II, Item 7 of this Annual Report on Form 10-K.

PART I
Item 1. Business
Coinbase Overview
Our mission is to increase economic freedom in the world.
We build safe, trusted, easy-to-use technology and financial infrastructure products and services that enable any person or business with an internet connection to discover, transact, and engage with crypto assets and decentralized applications. Our products provide access to the cryptoeconomy in more than 100 countries and serve as a critical infrastructure layer to Web3.
Customers that start with us grow with us as they experience the benefits of crypto-based products for investing, staking, spending, borrowing and transacting in crypto in a growing number of use cases. Today, our platform enables approximately 89 million retail users, 11,000 institutions, and 210,000 ecosystem partners to engage with crypto assets:
•Retail users: We serve as the users’ primary crypto account, both hosted and self hosted – safe, trusted, and easy-to-use ways to discover, invest, stake, store, spend, earn, borrow, and use crypto assets.
•Institutions: We provide a platform solution for safely accessing and transacting in crypto markets to institutions such as asset managers, hedge funds, banks, wealth platforms, registered investment advisors, payment platforms, and public and private corporations of all types. Coinbase Prime combines advanced trading, custody, analytics, and financing products on a single platform, built on top of a robust security infrastructure. Through our smart order routing tools, institutions can access deep pools of liquidity across the crypto marketplace and get the best priced execution in our network of connected trading venues when buying and selling.
•Ecosystem partners: We provide developers, creators, merchants, and asset issuers a platform with technology and services that enables them to build applications that leverage crypto protocols, actively participate in crypto networks, and securely accept cryptocurrencies as payment.
Our Strengths
25+ native blockchain integrations and counting
We directly integrate with over 25 blockchain protocols and plan to integrate with more in the future. Each protocol has a unique design, with differences in characteristics such as its consensus mechanism and security model, and requires in-depth research and specific expertise both for initial integration and ongoing monitoring as transactions are recorded on the public blockchain. Our experience allows us to swiftly adapt to updates in the blockchain protocol, or “forks,” to safely support new products like staking, and to creatively reduce fees for our customers through strategies like batching transactions.
We are a market-leading brand exclusively focused on the cryptoeconomy
We have deep expertise in real-time distributed computing, novel consensus mechanisms, smart contracts, cryptography, and native blockchain integrations that allow us to nimbly adapt to shifting trends and innovate with the industry. We have invested heavily in the scarce talent required to safely power the cryptoeconomy and employ teams dedicated to blockchain research, operations, and development to support the growth of the industry.

We have a trusted platform owing to our heritage of security and culture of regulatory compliance
We have made significant investments in regulatory compliance and cybersecurity to earn the trust of our customers in over 100 countries. We work with regulators and law enforcement agencies around the world to drive policy and practices favorable to the cryptoeconomy, and to ensure we are licensed as appropriate under local law. We are proud to be one of the longest-running crypto platforms where customers have not lost funds due to a security breach of the platform, and we secure our customers’ funds with multiple layers of protection by employing what we believe to be the largest hot wallet security program in the insurance market.
We reduce complexity and make crypto accessible and usable by all
We reduce the complexity of crypto by infusing usability at the core of each of our products and services. Our emphasis on intuitive product design has allowed us to become a primary on-ramp for customers’ journeys into the cryptoeconomy. This begins with our simple onboarding process that allows retail users to sign up and quickly purchase their first crypto asset, and extends to new products and services that we launch to broaden access to the cryptoeconomy.
We have significant scale, securely storing over 11.5% of global crypto assets and we grow with our customers
As of December 31, 2021, we stored and custodied over $278 billion in total fiat and crypto assets on behalf of our customers. The total value of crypto assets on our platform represented approximately 11.5% of the total market capitalization of crypto assets as of December 31, 2021. We believe our market leading share of assets on our platform is a competitive advantage, and that we have a substantial opportunity to build on our customer relationships by growing with our customers and offering a broader suite of products and services.
We operate a marketplace with one of the deepest pools of liquidity and a network effect
We have a deep pool of liquidity for exchanging a wide range of crypto assets. Our deep liquidity is supported by a healthy mix of retail and institutional activity, highlighting the synergistic relationship and network effect between customers on our platform. Liquidity begets liquidity, and this advantage deepens as we continue to expand the breadth of crypto assets that we support and attract new customers to our platform.
Growth Strategy
Coinbase grows as the cryptoeconomy grows.
There is significant momentum driving nearly every aspect of economic activity to be represented and exchanged online. We live in a world that is increasingly global, digital generations control a growing share of the world’s wealth, and each year we see more commerce happening online. Each of these secular trends supports the growth of the cryptoeconomy and Coinbase.
More importantly, we feel we have a tremendous opportunity to actively grow our business by adding more customers, increasing the depth and breadth of crypto assets on our platform, and introducing new, innovative products and services both organically and through acquisitions of complementary products, technologies and companies.
Add more customers: Any person or business with an internet connection that is looking to access or interact with the cryptoeconomy can be an active user and customer on our platform. We seek to increase adoption and engagement with our products through education, marketing, participation in developer conferences, crypto community engagement and expanding our institutional sales and support teams. In addition, we are expanding access to our products and services by adding new payment methods and expanding to more countries.

Expand the depth and breadth of assets: Any asset or form of value can be represented as a crypto asset and be supported by our products, subject to meeting our security, legal, and compliance requirements. We intend to continue adding access to assets, support native blockchain protocol features like staking and governance and expand access to the types of crypto assets we offer to our customers, like NFTs.
Launch innovative products: To provide our customers an increasing number of opportunities to engage with crypto assets we intend to provide both first-party products and access to third-party products through our platform. We will also continue to build APIs and provide products that allow other companies to leverage our technology and integrate crypto products and solutions into their businesses.
In addition to continuing to develop and launch products and services organically, we have, and plan to continue to, actively pursue acquisitions of and strategic investments in products, technologies and companies that we believe will strengthen and expand our business and provide access to new customers and markets such as our acquisitions of Bison Trails and FairXchange, Inc.
We also support the broader cryptoeconomy by investing in companies and technologies through Coinbase Ventures, our venture capital arm. Through December 31, 2021, we had invested in over 250 companies. Our goal with these investments is to foster the development and growth of the ecosystem, which we believe will in turn benefit Coinbase.
Our Products
We create powerful products and services for our customers using our proprietary technology infrastructure that has been purpose-built to meet the needs of the cryptoeconomy. We enable our customers to safely and easily participate in all facets of the cryptoeconomy, including using third-party decentralized applications, investing, staking, sending, receiving, spending, and earning crypto assets.
Retail
We serve as the users’ primary crypto account, both hosted and self-hosted – providing safe, trusted, and easy-to-use tools to discover, invest, stake, store, spend, earn, borrow, and use crypto assets.
We provide our retail users a hosted wallet which allows them to securely and easily discover, buy, sell, send and receive 139 crypto assets with a growing number of fiat currencies or to trade one crypto asset for another crypto asset. In our hosted wallet, we provide custody services on our customers behalf. We charge a fee when users buy, sell, or convert crypto assets in either a fiat-to-crypto or crypto-to-crypto trade.
Through this hosted wallet, we offer first-party solutions that enable our users to engage in crypto transactions such as spending on our Coinbase Card, a Coinbase-branded prepaid debit card , borrowing USD against select crypto balances, or earning a yield on select crypto assets. We also provide services to allow our customers to participate in blockchain rewards paid by underlying protocols. The largest of these is staking where we offer a service known as Delegated Proof of Stake, which reduces the complexities of staking and allows our retail users to maintain full ownership of their crypto assets while earning staking rewards. In return, we receive a commission on all staking rewards earned.
Coinbase Wallet, a separately managed retail software product, allows users to self-custody crypto assets and NFTs in one place and interact with the cryptoeconomy and Web3, including an expanded set of approximately 5,500 crypto assets and decentralized applications. A fee is charged for select activities executed in the self-hosted wallet.
Institutions
We offer Coinbase Prime, a “one-stop shop” for institutions to participate in the cryptoeconomy. Coinbase Prime combines advanced trading, custody, real-time market data and analytics, and financing products to help customers safely access and transact in crypto markets. Through our smart order routing tools, institutions can access deep pools of liquidity across the crypto marketplace and get the best priced execution in our network of connected trading venues when buying and selling. We offer volume-based pricing and charge a transaction fee for every matched trade.

We offer institutional-grade custody with a highly secure cold storage solution made available through our U.S. qualified custodian, which offers audits, governance, digital key management, and physical security. Our solution is vertically integrated with our investing platform, providing institutions with access to liquidity and trading services. We charge a fee based on the total assets stored in custody on our platform. We offer delegated proof-of-stake services for supported crypto assets, and similar to our retail users, earn a commission on staking rewards received.
We offer integrated financing products and services to select institutional customers that meet our credit criteria to access liquidity for their hedging, speculation, and working capital needs. Customers typically need to pre-fund their account and maintain fiat or crypto assets on our platform in order to participate in the 24/7/365 instant settlement crypto market. We offer trade financing whereby we advance funds and settle on behalf of credit-eligible customers, removing a key point of friction by allowing customers to instantly trade on credit and settle within a few days.
We also operate a crypto asset trading platform with deep liquidity that aggregates and matches buy and sell orders for a number of crypto assets. Coinbase Prime trades are routed directly to this platform, together with trades of market makers and trades from our retail business. We offer volume-based pricing and charge a transaction fee for every matched trade.
Ecosystem partners
We offer infrastructure technology and services to empower current and future builders of the cryptoeconomy through Coinbase Cloud. Coinbase Cloud offers crypto payment or trading APIs, data access, and staking infrastructure. These tools allow companies to build crypto products faster and to simplify how they interact with blockchains.
In addition, we offer tools like Coinbase Analytics, a blockchain analytics tool that relies solely on publicly available blockchain data, that enables law enforcement and other financial institutions to monitor blockchain transactions. Our policy is to never share customer personally identifiable information with third parties as disclosed in our privacy policies.
We also offer Coinbase Earn, a product that allows crypto asset issuers to engage with our customers through our technologies where we make educational videos available to our retail users to learn about new crypto assets and applications. In exchange for completing a task, such as watching the video and completing a quiz or downloading an app, retail users can earn some of the crypto assets that they learned about. We typically receive a commission based on the value of crypto assets that are distributed to our users.
Competition
The cryptoeconomy is highly fragmented, quickly evolving, intensely competitive, and subject to growing global regulatory scrutiny and oversight.
We face significant competition from parties ranging from large, established financial incumbents to smaller, early-stage financial technology providers and companies native to the cryptoeconomy, such as decentralized exchanges. Moreover, this market is growing quickly and we expect that we will face competition from new entrants in the future that may increase competition in the markets we operate.
For retail users, we compete with traditional financial technology and brokerage firms like Block (f/k/a Square), Robinhood, and PayPal. These companies have varying business models and focus areas and offer an overlapping, but limited, feature set, which includes buying and selling a subset of the crypto assets supported on our platform. In some cases, users who purchase through these platforms own the economic interest in a given crypto asset, but not the underlying asset itself, and therefore cannot use the asset to interact with the broader cryptoeconomy. We also compete with a number of companies that solely focus on the crypto market such as Binance.
For institutions, we primarily compete with other crypto-focused companies, and a few traditional financial incumbents that offer point or siloed solutions that are limited in scope.

We differentiate ourselves through our cohesive ecosystem of products and services that address the distinct needs of our customers, our full-stack technology platform that is purpose-built for the cryptoeconomy, significant investments in regulatory compliance and licensure, advanced cryptography and security expertise, and our emphasis on accessibility, trust, and ease of use. Our ability to quickly and continuously innovate to support additional blockchains, provide products and services to our customers that are native to the cryptoeconomy, such as staking and governance, and launch additional products and services further separates us from our competition. See Part I, Item IA, “Risk Factors” in this Annual Report on Form 10-K for a more comprehensive description of risks related to competition.
Technology
Crypto is natively digital, real-time, and operates globally on a 24/7/365 basis. The “always on” nature of the cryptoeconomy demands a more scalable and higher-throughput technical architecture. Our proprietary platform is purpose-built to support the unique demands of the cryptoeconomy, and is built on top of modern technology designed specifically to address the unique engineering, cybersecurity, compliance, and usability challenges of emerging blockchain technology, while seamlessly connecting to legacy technology and financial systems.
All of our customer-facing products and services are powered by a robust backend technology system that enables us to develop, launch, and market scalable new products and services. Our investments in platform-level capabilities allow us to offer unique and differentiated product experiences for our industry. For example, institutions that store crypto assets using our proprietary cold storage technology are able to trade directly on our platform, borrow against their crypto asset holdings as collateral, and actively participate in decentralized networks without moving their holdings.
We have pioneered industry-leading standards for managing private cryptographic keys and use sophisticated cybersecurity technologies such as multi-party computation to safeguard a wide range of crypto assets. We leverage data and machine learning to proactively identify and prevent potential exploits. These investments enable us to secure idle crypto assets in cold storage (offline and disconnected from the internet) while also offering customers the ability to quickly and safely move funds in and out of blockchain protocols.
We invest heavily in compliance tools. In addition to robust know-your-customer and anti-money laundering programs, we have built bespoke transaction monitoring systems to analyze crypto asset transactions in real time on the blockchain. This infrastructure allows us to quickly adapt to emerging threats in the cryptoeconomy, build scenarios and typologies around specific transaction types, and gives us the flexibility to support new products and services.
We strive to continually improve our technology infrastructure and products and services to enhance the customer experience and to increase reliance, scalability, and security.
Human Capital
Powering the cryptoeconomy is no small task. Our employees join Coinbase to increase economic freedom in the world.
Our employees are passionate about creating new products and services with technology. We hire entrepreneurs who are comfortable with ambiguity and thrive by innovating – driving our culture of repeatable innovation. We work incredibly hard at Coinbase but, because of that intensity, we are also deliberate about finding time to recover between sprints. When the creative moment strikes, we embrace efficient execution and adhere to robust security and compliance programs. However, we try not to let unnecessary bureaucracy impede our speed to market. Our culture has and will evolve but, at our core, we prioritize the following principles:
•Clear communication
•Efficient execution
•Act like an owner

•Top talent
•Championship team
•Continuous learning
•Customer focus
•Repeatable innovation
•Positive energy
•Mission first
In 2021, we reimagined our compensation program to ensure it reinforces our unique culture. We instituted single, transparent pay targets for the vast majority of our roles – eliminating most compensation negotiations. We replaced four-year equity grants with annual one-year equity grants for all broad-based current and future employees that begin vesting immediately in lieu of one-year cliffs. We have also made meaningful investments in learning and development, offering each employee an annual learning budget, as well as access to unique industry education to help our employees better understand and build for the cryptoeconomy.
Coinbase is a remote-first company, and we believe that allowing our employees to work in the location that best suits them provides us access to a large talent pool and a sustained advantage in hiring and retaining employees in the United States and worldwide, including in the United Kingdom, Ireland, Germany, Israel, Brazil, India, Canada, Japan, Singapore, and the Philippines. Our distributed workforce is made up of diverse backgrounds, skill sets and perspectives which is why we prioritize belonging, so that all employees feel they are a meaningful part of Coinbase and they matter.
As of December 31, 2021, we had 3,730 employees. We work to identify, attract, and retain employees who are aligned with and will help us progress with our mission, and we seek to provide competitive cash and equity compensation. We believe we have a good relationship with our employees and our unique, strong culture differentiates us and is a key driver of business success.
Corporate Philanthropy
At the core of our mission is the philosophy that all people should have access to a more fair, accessible, efficient, and transparent financial system to support economic freedom. To this end, in April 2020 we subscribed to Pledge 1%, committing 1% of equity, profits and employee time to charitable endeavors to expand economic freedom specifically through crypto and blockchain applications. At this time, our board of directors approved the reservation of up to 2,295,766 shares of Class A common stock that we may issue, over a period of ten years, in connection with our philanthropic endeavors. In May 2021, we announced the launch of Coinbase Giving, the operational embodiment of our commitment to Pledge 1%. In its first year, Coinbase Giving has funded charities and programs that broadly fall into three categories: (1) increasing education around, and access to, crypto; (2) accelerating the development of crypto protocols that underpin the cryptoeconomy; and (3) fostering the next generation of crypto talent, no matter where they are located.
Government Regulation
We operate globally in a complex and rapidly evolving regulatory environment and are subject to a wide range of laws and regulations enacted by U.S. federal, state, and local and foreign governments and regulatory authorities. We play a leadership role in driving innovative industry-wide solutions to comply with new regulations. For example, we devote resources to solving interoperability issues amongst virtual asset service providers to ensure compliance with the Travel Rule under the Bank Secrecy Act, or the BSA. In addition, we are a founding member of the Crypto Rating Council, a member-owned and operated organization whose purpose is to assess whether any given crypto asset, or whether the development, issuance, and use of such assets, have characteristics that make it more or less likely to implicate U.S. federal securities laws.

The breadth of laws, rules, and regulations we are subject to include financial services and banking, consumer protection, money transmission, stored value and prepaid access, electronic payments, payment services, securities, commodities, and unclaimed property, as well as bespoke digital asset and cryptocurrency laws that have been promulgated in some jurisdictions. These laws, rules, and regulations evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy, require us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that regulators may disagree with our conclusions. We are not regulated as a federal bank regulated by the Office of the Comptroller of the Currency or as a Commodity Futures Trading Commission, or CFTC, regulated derivatives clearing organization. In addition, our crypto asset trading platform is not an SEC-regulated national securities exchange or alternative trading system.
Globally, we are subject to increasingly strict legal and regulatory requirements relating to the detection and prevention of countering terrorist financing, anti-money laundering, fraud, and other illicit activity, the regulation of competition, economic and trade sanctions, privacy, cybersecurity, information security, and data protection. These descriptions are not exhaustive, and these laws, regulations and rules (and the interpretations thereof) frequently change and are increasing in number.
The laws and regulations to which we are subject, including those pertaining to digital assets and crypto assets, are rapidly evolving and increasing in scope. Therefore, we monitor these areas closely and invest significant resources in our legal, compliance, product, and engineering teams to ensure our business practices evolve to help us comply with the current laws, regulations, and legal standards to which we are subject, as well as to plan and prepare for changes in interpretations thereof, as well as additional laws, regulations and legal standards that are introduced in the future.
Anti-money laundering and counter-terrorist financing
We are subject to various anti-money laundering and counter-terrorist financing laws, including the BSA in the United States, and similar laws and regulations abroad. In the United States, as a money services business registered with the Financial Crimes Enforcement Network, or FinCEN, the BSA requires us to among other things, develop, implement, and maintain a risk-based anti-money laundering program, provide an anti-money laundering-related training program, report suspicious activities and transactions to FinCEN, comply with certain reporting and recordkeeping requirements, and collect and maintain information about our customers. In addition, the BSA requires us to comply with certain customer due diligence requirements as part of our anti-money laundering obligations, including developing risk-based policies, procedures, and internal controls reasonably designed to verify a customer’s identity. Many states and other countries impose similar and, in some cases, more stringent requirements related to anti-money laundering and counter-terrorist financing. We have implemented a compliance program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity in countries, or with persons or entities, included on designated lists promulgated by the Office of Foreign Assets Control, or OFAC, and equivalent foreign authorities. Our compliance program includes policies, procedures, reporting protocols, and internal controls, and is designed to address legal and regulatory requirements as well as to assist us in managing risks associated with money laundering and terrorist financing. Anti-money laundering regulations are constantly evolving and vary from jurisdiction-to-jurisdiction. We continuously monitor our compliance with anti-money laundering and counter-terrorist financing regulations and industry standards and implement policies, procedures, and controls in light of the most current legal requirements.

Money transmission, stored value, and virtual currency business activity
In the United States, we have obtained licenses to operate as money transmitters or the equivalent in the states where such licenses or equivalent are required to conduct our business, as well as in the District of Columbia and Puerto Rico. In addition, we have obtained a BitLicense from the New York State Department of Financial Services, or NYDFS. As a licensed money transmitter and an entity subject to the BitLicense regulatory regime, we are subject to, among other things, the BSA, restrictions and requirements with respect to the investment of customer funds and use and safeguarding of customer funds and crypto assets, and bonding, net worth, customer notice and disclosure, reporting and recordkeeping requirements applicable to the company, as well as control persons and inspection and examination by state regulatory agencies. These state licensing laws also cover matters such as regulatory approval of controlling stockholders, directors, and senior management of the licensed entity.
Outside the United States, we have obtained licenses to provide crypto-asset custody and trading from the German Federal Financial Supervisory Authority. We are also registered as a crypto asset exchange service provider in Japan which provides crypto-asset and first-party payments services to Japanese customers pursuant to registration with the Kanto Local Finance Bureau of the Ministry of Finance of Japan, covering both crypto-asset and first-party payment services. Under these licenses and registrations, we are subject to a broad range of rules and regulations including in respect of AML, safeguarding of customer assets and funds, regulatory capital requirements, fit and proper management, operational controls, corporate governance, customer disclosures, reporting and record keeping.
New York State trust company
Our subsidiary, Coinbase Custody Trust Company, LLC, operates as a New York State-chartered limited purpose trust company, which is subject to regulation, examination, and supervision by the NYDFS. NYDFS regulations impose various compliance requirements including, without limitation, operational limitations related to the nature of crypto assets we can hold under custody, capital requirements, BSA and anti-money laundering program requirements, affiliate transaction limitations, and notice and reporting requirements.
Electronic money and payment institution
We serve our customers through Electronic Money Institutions authorized by the U.K. Financial Conduct Authority and the Central Bank of Ireland. We comply with rules and regulations applicable to the European e-money industry, including those related to funds safeguarding, corporate governance, anti-money laundering, disclosure, reporting, and inspection. We are, or may be, subject to banking-related regulations in other countries now or in the future related to our role in the financial industry.
Economic and trade sanctions
We are required to comply with economic and trade sanctions administered by the United States, the European Union, or E.U., relevant E.U. member states, and other jurisdictions in which we operate. Economic and trade sanctions programs administered by OFAC and by certain foreign jurisdictions prohibit or restrict transactions to or from (or dealings with or involving) certain countries, regions, governments, and in certain circumstances, specified individuals and entities such as narcotics traffickers, terrorists, and terrorist organizations, as well as certain digital currency addresses.
Securities
In recent years, the Securities and Exchange Commission, or SEC, and U.S. state securities regulators have stated that certain digital assets may be classified as securities under U.S. federal and state securities laws - however, there has not been definitive guidance on this point. A number of enforcement actions and regulatory proceedings have since been initiated against digital assets and their developers and proponents, as well as against trading platforms that support digital assets. Several foreign governments have also issued similar warnings cautioning that digital assets may be deemed to be securities under the laws of their jurisdictions.
We have established policies and practices to evaluate each crypto asset we consider for listing or for custody and are a founding member of the Crypto Rating Council.

Broker-Dealer
Our broker-dealer business is operated by both Coinbase Capital Markets and Coinbase Securities, which are registered with the SEC as broker-dealers under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and in the states in which they conduct business. They are also members of and subject to the rules of the Financial Industry Regulation Authority, or FINRA. All of our broker-dealer activities are subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and self-regulatory organizations with which they are registered or licensed or of which they are a member.
Commodities and derivatives
The CFTC has stated and CFTC enforcement actions have confirmed that at least some crypto assets, including Bitcoin, fall within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936, or the CEA. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot crypto asset markets. We are subject to such authority with respect to improper trading on our platform. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products, and certain retail leveraged commodity transactions involving crypto assets, including the markets on which these products trade. Separately, security-based swaps are subject to SEC regulation and oversight. In general, we seek to ensure that crypto asset transactions on our crypto asset trading platform do not constitute futures, swaps, security-based swaps, other derivative products, or retail leveraged commodity transactions. Given our novel business model and uncertainty regarding the application of some of these laws and regulations, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements. Separately, our subsidiary, Coinbase Financial Markets, has applied for registration as a futures commission merchant, or FCM, with the National Futures Association, and we recently acquired FairXchange, Inc., a designated contract market, or DCM, regulated by the CFTC. FCMs and DCMs are subject to numerous regulatory requirements, including strict capital requirements.
Prohibitions on bribery and anti-corruption
We are subject to regulations imposed by the FCPA in the United States and similar laws in other countries, such as the Bribery Act 2010 in the United Kingdom, or the Bribery Act, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws, such as the Bribery Act, also prohibit improper payments between private entities and persons.
Privacy and protection of user data
We are subject to a number of laws, rules, directives, and regulations relating to the collection, use, retention, security, processing, and transfer of personally identifiable information about our customers and employees in the countries where we operate. Our business relies on the processing of personal data in many jurisdictions and the movement of data across national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is regulated by multiple privacy and data protection laws and, in some cases, the privacy and data protection laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Consumer protection
The Federal Trade Commission, or FTC, the Consumer Financial Protection Bureau, or CFPB, and other U.S. federal, state, and local and foreign regulatory agencies regulate financial products, including money transfer services related to remittance or peer-to-peer transfers. These agencies, as well as certain other governmental bodies, including state attorneys general, have broad consumer protection mandates and discretion in enforcing consumer protection laws, including matters related to unfair or deceptive, and, in the case of the CFPB, abusive, acts or practices, or UDAAPs, and they promulgate, interpret, and enforce rules and regulations that affect our business. For example, all persons offering or providing financial services or products to consumers in the United States, directly or indirectly, can be subject to enforcement actions related to the prohibition of UDAAPs. The CFPB has enforcement authority to prevent an entity that offers or provides consumer financial services or products or a service provider in the United States from committing or engaging in UDAAPs, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings.
Escheatment and unclaimed property regulations
We are subject to unclaimed property laws in the United States and in other jurisdictions where we operate. These laws require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, including airdropped tokens and forked crypto assets. These laws may also require us to liquidate that property prior to turning it over. We hold property subject to unclaimed property laws, and we have an ongoing program designed to help us comply with these laws. However, there is significant regulatory uncertainty with how states and foreign jurisdictions treat crypto assets under unclaimed property rules.
Lending law
We originate secured consumer and commercial loans in certain states in the United States. As a result, we are subject to certain federal laws, including: the Truth-in-Lending Act and its implementation of Regulation Z, which require creditors to provide consumers with certain information regarding the terms of their loan and credit transactions; the Equal Credit Opportunity Act and its implementation of Regulation B, which prohibits creditors from discriminating on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of an applicant’s income derives from public assistance, or the fact that the applicant has exercised any right under the federal Consumer Credit Protection Act; the Fair Credit Reporting Act; and the Fair Debt Collection Practices Act, which imposes guidelines and limitations on the conduct of debt collectors in connection with the collection of consumer debts. Our lending activities are also subject to various state lending laws and licensure requirements with respect to lending activities within such state. These state lending laws may be enforced by state attorneys general, state financial regulators, and private litigants, among others.
We are also subject to and seek to comply with other state and federal laws and regulations applicable to consumer and commercial lending, including additional requirements relating to loan disclosure, credit discrimination, debt collection, interest rate restrictions, and UDAAPs. These laws and regulations may be enforced by state financial regulators, state attorneys general, the CFPB, and private litigants, among others. Given our novel business model and uncertainty regarding application of some of these laws and regulations, particularly laws prohibiting UDAAPs, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements.
Interchange fees
Interchange fees associated with four-party payments systems are being reviewed or challenged in various jurisdictions. For example, in the European Union, the Multilateral Interchange Fee Regulation caps interchange fees for credit and debit card payments and provides for business rules to be complied with by any company dealing with card transactions, including us. As a result, the fees that we collect in certain jurisdictions may become the subject of regulatory challenge.

Legal requirements for prepaid cards
Prepaid card programs are subject to various federal and state laws and regulations, including consumer financial protection regulations such as the CFPB's Regulation E, which imposes requirements on issuers of prepaid cards. The laws and regulations impose compliance obligations and costs on our business, and failure to comply could result in litigation, enforcement actions, and penalties.
Card association and payment network rules
In addition to the federal and state laws and regulations governing prepaid cards, we, as well as the bank that issues our Coinbase Card, are subject to and required to comply with card association and payment network rules and guidelines which apply to prepaid cards. The card association and payment network rules govern a variety of areas, including how consumers and merchants may use their cards and data security, and may be changed periodically. Noncompliance with these rules could result in fines or penalties levied by the card association or payment network for certain acts or omissions, or the termination of our ability to offer prepaid cards.
Association and network rules
The bylaws and agreements between clearing house participants and bankcard companies impose specific responsibilities and liabilities for issuers of debit cards. As the issuer of the Coinbase Card, we are required to comply with the appropriate National Automated Clearing House Association, or NACHA, bylaws, operating rules, and agreements, as well as card network rules and guidelines. Additional new products and services that we offer may also impose additional obligations on us to comply with NACHA and card network obligations related to preventing fraud, money laundering, and IT security breaches.
Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. We generally enter into agreements with our employees and consultants that contain confidentiality provisions to control access to, and invention or work product assignment provisions to clarify ownership of, our proprietary information.
We co-founded the Crypto Open Patent Alliance, and pledged to only use our crypto technology patents defensively. We may also in the future agree to license our patents to third parties as part of various patent pools and open patent projects.
Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Indeed, the laws of certain countries do not protect property rights to the same extent as the laws of the United States, and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology.
Corporate Information
We were initially incorporated in May 2012 as Coinbase, Inc., a Delaware corporation. In January 2014, Coinbase Global, Inc. was incorporated as a Delaware corporation to act as the holding company of Coinbase, Inc. and our other subsidiaries. In April 2014, we completed a corporate reorganization whereby Coinbase, Inc. became a wholly-owned subsidiary of Coinbase Global, Inc. Coinbase Global, Inc.’s principal assets are the equity interests of Coinbase, Inc. In addition to Coinbase, Inc., Coinbase Global, Inc. is the parent company of a number of other operating subsidiaries, including (i) CB Payments, Ltd, a private limited company incorporated under the laws of the United Kingdom, which provides e-money services to our United Kingdom and certain other international customers; (ii) Coinbase Ireland Limited, a private limited company incorporated under the laws of Ireland, which provides e-money services to our European Economic Area customers; and (iii) Coinbase Custody Trust Company, LLC, a New York limited liability trust company, which is authorized to exercise fiduciary powers under New York state banking law and holds certain crypto assets in trust for the benefit of our institutional customers.

In May 2020, following the global pandemic resulting from the coronavirus known as COVID-19, we became a remote-first company, meaning that for the vast majority of roles, our employees have the option to work remotely. Due to this, we do not currently have a principal executive office.
Coinbase, the Coinbase logo, and other registered or common law trade names, trademarks, or service marks of Coinbase included in this Annual Report on Form 10-K are the property of Coinbase. Other trademarks, service marks, or trade names included in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with these other companies, or endorsement or sponsorship of us by these other companies. Solely for convenience, our trademarks, service marks and trade names referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks, service marks and trade names.
Available Information
We file electronically with the SEC our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We will make available on our website at www.coinbase.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We use our website at www.coinbase.com and blog.coinbase.com, as well as press releases, public conference calls, public webcasts, our Twitter feed (@coinbase), Facebook page, LinkedIn page, YouTube channel, and Brian Armstrong’s Twitter feed (@brian_armstrong) as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. The content of our websites and information that we may post on or provide to online and social media channels, including those mentioned above, and information that can be accessed through our websites or these online and social media channels are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and related notes. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
•a majority of our net revenue is from transactions in Bitcoin and Ethereum. If demand for either of these crypto assets declines and is not replaced by new demand for other supported crypto assets, our business, operating results, and financial condition could be adversely affected;
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
•as we continue to expand and localize our international activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to inquiries, investigations and enforcement actions by U.S. and non-U.S. regulators and governmental authorities, including those related to sanctions, export control, and anti-money laundering;
•we are, and may continue to be, subject to material litigation, including individual and class action lawsuits, as well as inquiries, investigations and enforcement actions by regulators and governmental authorities;

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
•our failure to safeguard and manage our customers’ fiat currencies and crypto assets could adversely impact our business, operating results, and financial condition; and
•the theft, loss, or destruction of private keys required to access any crypto assets held in custody for our own account or for our customers may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any crypto assets, it could cause regulatory scrutiny, reputational harm, and other losses.
Risk Factors
The Most Material Risks Related to Our Business and Financial Position
Our operating results have and will significantly fluctuate due to the highly volatile nature of crypto.
Our operating results are dependent on crypto assets and the broader cryptoeconomy. Due to the highly volatile nature of the cryptoeconomy and the prices of crypto assets, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptoeconomy. For example, the average three month Crypto Asset Volatility supported on our platform increased by 11% from the first quarter of 2021 to the second quarter of 2021, then decreased by 30% from the second quarter of 2021 to the third quarter of 2021, and then increased by 9% from the third quarter of 2021 to the fourth quarter of 2021. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:
•our dependence on offerings that are dependent on crypto asset trading activity, including trading volume and the prevailing trading prices for crypto assets, whose trading prices and volume can be highly volatile;
•our ability to attract, maintain, and grow our customer base and engage our customers;
•changes in the legislative or regulatory environment, or actions by United States or foreign governments or regulators, including fines, orders, or consent decrees;
•regulatory changes that impact our ability to offer certain products or services;

•our ability to diversify and grow our subscription and services revenue;
•pricing for our products and services;
•investments we make in the development of products and services as well as technology offered to our ecosystem partners, international expansion, and sales and marketing;
•adding crypto assets to, or removing from, our platform;
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
•system failure, outages, or interruptions, including with respect to our crypto platform and third-party crypto networks;
•our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyber-attacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches and losses;
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
We generate substantially all of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction. For our retail brokerage product, we also charge a spread to ensure that we are able to settle purchases and sales at the price we quote to customers. We also generate total revenue from our subscription products and services and, while revenues from these products and services are growing, they have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. As such, any declines in the volume of crypto asset transactions, the price of crypto assets, or market liquidity for crypto assets generally may result in lower total revenue.
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
•market conditions of, and overall sentiment towards, crypto assets;
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
A meaningful concentration of our net revenue is from transactions in Bitcoin and Ethereum. If demand for these crypto assets declines and is not replaced by new demand for crypto assets, our business, operating results, and financial condition could be adversely affected.
We support a diverse portfolio of crypto assets for trading and custody. However, for the years ended December 31, 2021 and December 31, 2020, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove over 45% and 56% of total Trading Volume on our platform during these periods, respectively. As such, in addition to the factors impacting the broader cryptoeconomy described in this section, our business may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
•the reduction in mining rewards of Bitcoin, including block reward halving events, which are events that occur after a specific period of time, and reduces the block reward earned by miners;
•the development and launch timeline of Ethereum 2.0, including the planned migration of Ethereum to a proof-of-stake model;
•disruptions, hacks, splits in the underlying networks also known as “forks,” attacks by malicious actors who control a significant portion of the networks’ hash rate such as double spend or 51% attacks, or other similar incidents affecting the Bitcoin or Ethereum blockchain networks;
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
•the ability to attract and retain developers and customers to use Bitcoin and Ethereum for payment, store of value, unit of accounting, and other intended uses, and the absence of another supported crypto asset to attract and retain developers and customers for the same;
•transaction congestion and fees associated with processing transactions on the Bitcoin and Ethereum networks and the absence of another supported crypto asset to replace these transactions;
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
Crypto assets built on blockchain technology were only introduced in 2008 and remain in the early stages of development. In addition, different crypto assets are designed for different purposes. Bitcoin, for instance, was designed to serve as a peer-to-peer electronic cash system, while Ethereum was designed to be a smart contract and decentralized application platform. Many other crypto networks, ranging from cloud computing to tokenized securities networks, have only recently been established. The further growth and development of any crypto assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer, and usage of crypto assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:
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
•security issues, bugs, and software errors have been identified with many crypto assets and their underlying blockchain networks, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some crypto assets, such as when creators of certain crypto networks use procedures that could allow hackers to counterfeit tokens. Any weaknesses identified with a crypto asset could adversely affect its price, security, liquidity, and adoption. If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the compute or staking power on a crypto network, as has happened in the past, it may be able to manipulate transactions, which could cause financial losses to holders, damage the network’s reputation and security, and adversely affect its value;
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
•many crypto assets have concentrated ownership or an “admin key,” allowing a small group of holders to have significant unilateral control and influence over key decisions related to their crypto networks, such as governance decisions and protocol changes, as well as the market price of such crypto assets;
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
•result in improper disclosure of data and violations of applicable privacy and data protection laws;
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

Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors, vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems and customers’ crypto assets. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. We may also acquire other companies that expose us to unexpected security risks or increase costs to improve the security posture of the acquired company. Further, there has been an increase in such activities as a result of the coronavirus, or COVID-19, pandemic. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.
Although we maintain insurance coverage, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks, and other types of unlawful activity, or any resulting disruptions from such events. Outages and disruptions of our platform, including any caused by cyberattacks, may harm our reputation and our business, operating results, and financial condition.
We are subject to an extensive and highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.
Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, federal government contractors, trust companies, securities, broker-dealers and alternative trading systems, or ATS, commodities, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, retail and commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), retail protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the cryptoeconomy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

In addition to existing laws and regulations, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the cryptoeconomy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. For example, under recommendations from FinCEN, and FATF, the United States and several foreign jurisdictions have or are likely to impose the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may face substantial costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. In December 2020, FinCEN released a proposed rule that would require us to collect personal information from the owners of self-custodied wallets that transfer cryptocurrencies to or receive cryptocurrencies from us, and report certain transactions to the federal government. There are substantial uncertainties on how these requirements would apply in practice, and we may face substantial costs to operationalize and comply with these rules. We may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. As another example, the recent extension of anti-money laundering requirements to certain crypto-related activities by the E.U.’s Fifth Money Laundering Directive has increased the regulatory compliance burden for our business in Europe and, as a result of the fragmented approach to the implementation of its provisions, resulted in distinct and divergent national licensing and registration regimes for us in different E.U. member states. Further E.U.-level legislation imposing additional regulatory requirements in relation to crypto-related activities is also expected in the intermediate term which, among other things, may impose new or additional regulatory requirements on both crypto service providers and issuers of certain crypto assets, which may impact our operations in the European Union. For example, the requirements of privacy and data protection laws in the European Union, United States, and elsewhere are typically founded on the premise of centralized, data-controller-based data processing, and require fulfilling, among other things, individual rights to access or delete one’s data. This creates unique compliance challenges given the nature of blockchain’s peer-to-peer network architecture, lack of centralized control, immutability, and perpetual data storage.

Because we have offered and will continue to offer a variety of innovative products and services to our customers, many of our offerings are subject to significant regulatory uncertainty and we from time to time face regulatory inquiries regarding our current and planned products. For instance, we are a founding member of the Centre Consortium and a reseller of USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, anti-money laundering, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. Moreover, in October 2021, the President’s Working Group on Financial Markets, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency, issued a joint report that recommended legislation that would subject stablecoin issuers and wallet providers to increased federal oversight. There are substantial uncertainties on how these requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules. Certain products and services offered by us that we believe are not subject to regulatory oversight, or are only subject to certain regulatory regimes, such as Coinbase Wallet, a standalone mobile application that allows customers to manage their own private keys and store their crypto assets directly on their mobile devices, may cause us to be deemed to be engaged in a form of regulated activity for which licensure is required or cause us to become subject to new and additional forms of regulatory oversight. We also offer various staking, rewards, and lending products, all of which are subject to significant regulatory uncertainty, and could implicate a variety of laws and regulations worldwide. For example, there is regulatory uncertainty regarding the status of our staking, lending, rewards, and other yield-generating activities under the U.S. federal and state securities laws. While we have implemented policies and procedures designed to help monitor for and ensure compliance with existing and new laws and regulations, there can be no assurance that we and our employees, contractors, and agents will not violate or otherwise fail to comply with such laws and regulations. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations, including related interpretations, orders, determinations, directives, or guidance, we or they could be subject to a litany of civil, criminal, and administrative fines, penalties, orders and actions, including being required to suspend or terminate the offering of certain products and services.

Due to our business activities, we are subject to ongoing examinations, oversight, and reviews and currently are, and expect in the future, to be subject to investigations and inquiries, by U.S. federal and state regulators, including the NYDFS, and foreign financial service regulators, including the U.K. Financial Conduct Authority and the Central Bank of Ireland, which each have broad discretion to audit and examine our business. We are periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have, are, and may in the future require us to take certain actions, including amending, updating, or revising our compliance measures from time to time, limiting the kinds of customers that we provide services to, changing, terminating, or delaying our licenses and the introduction of our existing or new product and services, and undertaking further external audit or being subject to further regulatory scrutiny, including investigations and inquiries. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business, as well as increased costs, and supervision and examination for ourselves, our agents, and service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.
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
To date, due to limited enforcement by United States and foreign regulators, many of these competitors have been able to operate from offshore while offering large numbers of products and services to retail users, including in the United States, Europe, and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions, and seemingly without penalty. Due to our regulated status in several jurisdictions and our commitment to legal and regulatory compliance, we have not been able to offer many popular products and services, including products and services that our unregulated or less regulated competitors are able to offer to a group that includes many of our customers, which may adversely impact our business, financial condition, and results of operations.
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
We also compete against an increasing number of decentralized and noncustodial platforms. On these platforms, users can interact directly with a market-making smart contract or on-chain trading mechanism to exchange one type of crypto asset for another without any centralized intermediary. These platforms are typically not as easy to use as our platform, and some lack the speed and liquidity of centralized platforms, but various innovative models and incentives have been designed to bridge the gap. In addition, such platforms have low startup and entry costs as market entrants often remain unregulated and have minimal operating and regulatory costs. A significant number of decentralized platforms have recently been developed and released, including on Ethereum, Tron, Polkadot, and Solana, and many such platforms have experienced significant growth and adoption. For instance, we have seen increased interest in certain decentralized platforms with transaction volumes rivaling our own platform on multiple occasions, and expect interest in decentralized and noncustodial platforms to grow further as the industry develops. If the demand for decentralized platforms grows and we are unable to compete with these decentralized and noncustodial platforms, our business may be adversely affected.

As we continue to expand and localize our international activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to inquiries, investigations, and enforcement actions by U.S. and non-U.S. regulators and governmental authorities, including those related to sanctions, export control, and anti-money laundering.
As we expand and localize our international activities, we have become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have in recent months significantly increased their scrutiny of crypto asset exchanges, such as by requiring crypto asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, crypto, and related technologies outside of the United States are highly evolving, extensive and often impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws and regulations related to economic sanctions and export controls enforced by U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, currently the Crimea Region of Ukraine, Cuba, Iran, North Korea, and Syria, as well as with persons, entities, and governments identified on certain prohibited party lists. We have an OFAC compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC. Certain of these voluntary self-disclosures are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or finding of violation. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls, and are working to implement additional controls and screening tools designed to prevent sanctions violations, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.
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

The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brand and business, and adversely affect our operating results and financial condition. Due to the uncertain application of existing laws and regulations, it may be that, despite our regulatory and legal analysis concluding that certain products and services are currently unregulated, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, regulatory, and legal scrutiny which could lead to sanctions, cease and desist orders, or other penalties and censures which could significantly and adversely affect our continued operations and financial condition.
We are, and may continue to be, subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, and operating results.
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. For example, we are currently subject to securities class actions and a shareholder derivative action, which are described in the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
•substantial payments to satisfy judgments, fines, or penalties;
•substantial outside counsel, advisor, and consultant fees and costs;
•substantial administrative costs, including arbitration fees;
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

Because of our large customer base, actions against us may claim large monetary damages, even if the alleged per-customer harm is small or non-existent. From time to time, we receive letters alleging claims on behalf of our users. Due to our large customer base, the ongoing defense and resolution or settlement of these alleged claims could be material and we may incur significant expenses associated with arbitrating or litigating the claims. Regardless of the outcome, any such matters can have an adverse impact, which may be material, on our business, operating results, or financial condition because of legal costs, diversion of management resources, reputational damage, and other factors.
If we cannot keep pace with rapid industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely impact our business, operating results, and financial condition.
Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include decentralized applications, DeFi, yield farming, NFTs, play-to-earn games, lending, staking, token wrapping, governance tokens, innovative programs to attract customers such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, and novel cryptocurrency fundraising and distribution schemes, such as “initial exchange offerings.” We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our customer base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract customers, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain customers, including large, institutional, high-frequency and high-volume traders. As a result, we expect to incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our business and our ability to successfully compete, to retain existing customers, and to attract new customers may be adversely affected.

A particular crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
The SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. For example, Chair Gary Gensler has repeatedly remarked on the need for further regulatory oversight on crypto assets, crypto trading, and lending platforms by the SEC. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). Bitcoin and Ethereum are the only crypto assets as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. With respect to all other crypto assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.
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

We have policies and procedures to analyze whether each crypto asset that we seek to facilitate trading on our platform could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which permits us to make a risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a “security” under applicable laws. Because our platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of crypto assets on our platform, we only permit trading on our core platform of those crypto assets for which we determine there are reasonably strong arguments to conclude that the crypto asset is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to crypto assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of crypto assets may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. For example, in December 2020, we announced that we had made a decision to suspend all XRP trading pairs on our platform in light of the SEC’s lawsuit filed against Ripple Labs, Inc., or Ripple, and two of its executives, alleging that they have engaged in an unregistered, ongoing securities offering through the sale of XRP. The SEC’s litigation with Ripple is still pending resolution. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, facts, and developments in technology.
There can be no assurances that we will properly characterize any given crypto asset as a security or non-security for purposes of determining whether our platform will support trading of the crypto asset, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, state or foreign regulatory authority, or a court were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a security, we would not be able to offer such crypto asset for trading until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an asset that we currently support for trading on our platform constitutes a security may also result in us determining that it is advisable to remove assets from our platform that have similar characteristics to the asset that was determined to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the crypto asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported crypto asset on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated as the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported crypto asset other than via our licensed subsidiaries, which could negatively impact our business, operating results, and financial condition. Furthermore, if we remove any assets from trading on our platform, our decision may be unpopular with users and may reduce our ability to attract and retain customers, especially if such assets remain traded on unregulated exchanges, which includes many of our competitors.

Further, if Bitcoin, Ethereum, or any other supported crypto asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported crypto asset. For instance, all transactions in such supported crypto asset would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the networks on which such supported crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the crypto asset. Also, it may make it difficult for such supported crypto asset to be traded, cleared, and custodied as compared to other crypto asset that are not considered to be securities. Specifically, even if transactions in a crypto asset were registered with the SEC or conducted in accordance with an exemption from registration, the current intermediary-based framework for securities trading, clearance and settlement is not consistent with the operations of the crypto asset market. For example, under current SEC guidance, crypto asset securities cannot be held on behalf of customers by broker-dealers that also support custody of traditional securities; and the SEC has not permitted public permissionless blockchain-based clearance and settlement systems for securities.
We currently rely on third-party service providers for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our customers.
We rely on third parties in connection with many aspects of our business, including payment processors, banks, and payment gateways to process transactions; cloud computing services and data centers that provide facilities, infrastructure, website functionality and access, components, and services, including databases and data center facilities and cloud computing; as well as third parties that provide outsourced customer service, compliance support and product development functions, which are critical to our operations. Because we rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. We do not directly manage the operation of any of these third parties, including their data center facilities that we use. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics (including the COVID-19 pandemic) and similar events. For example, on February 24, 2021, the U.S. Federal Reserve’s payments network experienced an outage, which had the potential to result in reduced functionality for certain of our products. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our customers, or give preferential treatment to competitors. There can be no assurance that third parties that provide services to us or to our customers on our behalf will continue to do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our customers on our behalf, such as if third-party service providers to close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

Loss of a critical banking or insurance relationship could adversely impact our business, operating results, and financial condition.
We rely on bank accounts to provide our platform and custodial services. In particular, customer cash holdings on our platform are held with one or more of our banking partners. As a registered money services business with FinCEN under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations enforced by FinCEN, or collectively, the BSA, a licensed money transmitter in a number of U.S. states and territories, a licensee under NYDFS’s Virtual Currency Business Activity regime, commonly referred to as a BitLicense, a licensed electronic money institution under both the U.K. Financial Conduct Authority and the Central Bank of Ireland, and a limited purpose trust company chartered by the NYDFS, our banking partners view us as a higher risk customer for purposes of their anti-money laundering programs. We may face difficulty establishing or maintaining banking relationships due to our banking partners’ policies and some prior bank partners have terminated their relationship with us or have limited access to bank services. The loss of these banking partners or the imposition of operational restrictions by these banking partners and the inability for us to utilize other redundant financial institutions may result in a disruption of business activity as well as regulatory risks. In addition, financial institutions in the United States and globally may, as a result of the myriad of regulations or the risks of crypto assets generally, decide to not provide account, custody, or other financial services to us or the cryptoeconomy generally. We also rely on insurance carriers to insure customer losses resulting from a breach of our physical security, cyber security, or by employee or service provider theft. Our ability to maintain crime, specie, and cyber insurance is subject to the insurance carriers’ ongoing underwriting criteria and our inability to obtain and maintain appropriate insurance coverage could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory scrutiny.
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

If any of our systems, or those of our third-party service providers, are disrupted for any reason, our products and services may fail, resulting in unanticipated disruptions, slower response times and delays in our customers’ trade execution and processing, failed settlement of trades, incomplete or inaccurate accounting, recording or processing of trades, unauthorized trades, loss of customer information, increased demand on limited customer support resources, customer claims, complaints with regulatory organizations, lawsuits, or enforcement actions. Further, when these disruptions occur, we have in the past, and may in the future, fulfill customer transactions using our own crypto assets as an accommodation to our customers, which may have an impact on our operating results. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Significant or persistent interruptions in our services could cause current or potential customers or partners to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation, and damage to our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.
Because we are a regulated financial institution in certain jurisdictions, interruptions have resulted and in the future may result in regulatory scrutiny, and significant or persistent interruptions could lead to significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses or banking relationships that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.
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
As of December 31, 2021, we held $278 billion in custodial fiat currencies and cryptocurrencies on behalf of customers. Supported crypto assets are not insured or guaranteed by any government or government agency. We have also entered into partnerships with third parties, such as with the Centre Consortium, as a reseller of USDC, where we or our partners receive and hold funds for the benefit of our customers. Our and our partners’ abilities to manage and accurately safeguard these customer assets requires a high level of internal controls. As our business continues to grow and we expand our product and service offerings, we must continue to strengthen our associated internal controls and ensure that our partners do the same. Our success and the success of our offerings requires significant public confidence in our and our partners’ ability to properly manage customers’ balances and handle large and growing transaction volumes and amounts of customer funds. In addition, we are dependent on our partners’ operations, liquidity, and financial condition for the proper maintenance, use, and safekeeping of these customer assets. Any failure by us or our partners to maintain the necessary controls or to manage customer crypto assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, significant financial losses, lead customers to discontinue or reduce their use of our and our partners’ products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition.

We deposit, transfer, and custody customer cash and crypto assets in multiple jurisdictions. In each instance, we are required to safeguard customers’ assets using bank-level security standards applicable to our wallet and storage systems, as well as our financial management systems related to such custodial functions. Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems, by internal or external threats. We believe we have developed and maintained administrative, technical, and physical safeguards designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees or service providers acting contrary to our policies, or others could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, misuse customer crypto assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Certain of our customer contracts do not limit our liability with respect to security breaches and other security-related matters and our insurance coverage for such impropriety is limited and may not cover the extent of loss nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our assets. Our ability to maintain insurance is also subject to the insurance carriers’ ongoing underwriting criteria. Any loss of customer cash or crypto assets could result in a subsequent lapse in insurance coverage, which could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory investigations, inquiries, or actions. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of customer assets could result in substantial costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, significant financial losses, damage our reputation, and adversely affect our business, operating results, financial condition, and cash flows.
The theft, loss, or destruction of private keys required to access any crypto assets held in custody for our own account or for our customers may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any crypto assets, it could cause regulatory scrutiny, reputational harm, and other losses.
Crypto assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the crypto assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the crypto assets held in such a wallet. To the extent that any of the private keys relating to our wallets containing crypto assets held for our own account or for our customers is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the crypto assets held in the related wallet. Further, we cannot provide assurance that our wallet will not be hacked or compromised. Crypto assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ crypto assets could adversely affect our customers’ ability to access or sell their crypto assets, require us to reimburse our customers for their losses, and subject us to significant financial losses in addition to losing customer trust in us and our products. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. The total value of crypto assets in our possession and control is significantly greater than the total value of insurance coverage that would compensate us in the event of theft or other loss of funds, which could cause our business, operating results, and financial condition to be adversely impacted in the event of such uninsured loss.

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
•we fail to provide adequate customer service; or
•we or other companies in our industry are the subject of adverse media reports or other negative publicity.
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
We have significantly expanded our operations in recent years, both in terms of employee headcount as well as the number of customers. For example, we have grown from 1,249 employees as of December 31, 2020 to 3,730 employees as of December 31, 2021. We expect such growth to continue for the foreseeable future. As we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our information technology and financial, operating, and administrative systems and controls, and continue to manage headcount, capital, and processes efficiently. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.
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
We currently have subsidiaries in the United Kingdom, Japan, Singapore, Brazil, Canada, Germany, the Cayman Islands, the Philippines, Ireland, India, Kenya, Israel, and Australia, as well as the United States. We plan to enter into or increase our presence in additional markets around the world. We have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems, and regulatory systems. As we continue to expand our business and customer base outside the United States, we will be increasingly susceptible to risks associated with international operations. These risks and challenges include:
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
•difficulties collecting in foreign currencies and associated foreign currency exposure;
•difficulties holding, repatriating, and transferring funds held in offshore bank accounts;
•difficulties enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;
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
From time to time we have been, and may in the future be, subject to claims and disputes with our customers with respect to our products and services, such as regarding the execution and settlement of crypto asset trades, fraudulent or unauthorized transactions, account takeovers, deposits and withdrawals of crypto assets, failures or malfunctions of our systems and services, or other issues relating to our products services. For example, during periods of heavy Trading Volumes, we have received increased customer complaints. Additionally, the ingenuity of criminal fraudsters, combined with many retail users’ susceptibility to fraud, may cause our customers to be subject to ongoing account takeovers and identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and, in any case, require continuous improvement and optimization for continually evolving forms of fraud to be effective. There can be no guarantee that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our customers, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor customer experiences, including indefinite account inaccessibility for some of our customers, which increases our customer support costs and can compound damages. We could incur significant costs in compensating our customers, such as if a transaction was unauthorized, erroneous, or fraudulent. We could also incur significant legal expenses resolving and defending claims, even those without merit. To the extent we are found to have failed to fulfill our regulatory obligations, we could also lose our authorizations or licenses or become subject to conditions that could make future operations more costly, impair our ability to grow, and adversely impact our operating results. We currently are, and may in the future become, subject to investigation and enforcement action by state, federal, and international retail protection agencies, including the CFPB, the FTC, state attorneys general in the United States, the U.K. Financial Conduct Authority, the U.K. Financial Ombudsman Service, and the U.K. Office of Fair Trading, each of which monitors customer complaints against us and, from time to time, escalates matters for investigation and potential enforcement against us.
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
Certain supported crypto assets enable holders to earn rewards by participating in decentralized governance, bookkeeping and transaction confirmation activities on their underlying blockchain networks, such as through staking activities, including staking through validation, delegating, and baking. We currently provide and expect to continue to provide such services for certain supported crypto assets to our customers in order to enable them to earn rewards based on crypto assets that we hold on their behalf. For instance, as a service to customers, we operate staking nodes on certain blockchain networks utilizing customers’ crypto assets and pass through the rewards received to those customers, less a service fee. In other cases, upon customers’ instructions, we may delegate our customers’ assets to third-party service providers that are unaffiliated with us. Some networks may further require customer assets to be transferred into smart contracts on the underlying blockchain networks not under our or anyone’s control. If our validator, any third-party service providers, or smart contracts fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, our customers’ assets may be irretrievably lost. In addition, certain blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker, delegator, or baker acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. If we or any of our service providers are slashed by the underlying blockchain network, our customers’ assets may be confiscated, withdrawn, or burnt by the network, resulting in losses for which we may be responsible. Furthermore, certain types of staking require the payment of transaction fees on the underlying blockchain network and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of Ethereum. If we experience a high volume of such staking requests from our customers on an ongoing basis, we could incur significant costs. Any penalties or slashing events could damage our brand and reputation, cause us to suffer financial losses, discourage existing and future customers from utilizing our products and services, and adversely impact our business.
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
We have a substantial amount of indebtedness and other obligations. As of December 31, 2021, we had approximately $3.44 billion in aggregate principal amount of outstanding indebtedness (excluding crypto asset borrowings), which includes $2.0 billion of our Senior Notes and $1.44 billion of our 2026 Convertible Notes.
Our substantial indebtedness and other obligations may:
•make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our 2026 Convertible Notes, Senior Notes, and our other obligations;
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
We provide retail and commercial loans to qualified customers secured by their crypto asset holdings on our platform, which exposes us to the risk of our borrowers’ inability to repay such loans. In addition, such activity results in us being subject to certain lending laws and regulations in the applicable jurisdiction and as a result we may be subject to additional regulatory scrutiny. In the future we may enter into credit arrangements with financial institutions to obtain more capital. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified customers to the extent we rely on such credit lines to continue to offer or to grow such products. Further, our credit decision process and underwriting, pricing, loss forecasting, and scoring models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information.

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
We are exposed to transaction losses due to chargebacks, refunds or returns as a result of fraud or uncollectibility that may adversely impact our business, operating results, and financial condition.
Certain of our products and services are paid for by electronic transfer from bank accounts which exposes us to risks associated with returns and insufficient funds. Furthermore, some of our products and services are paid for by credit and debit cards through payment processors which exposes us to risks associated with chargebacks and refunds. These claims could arise from fraud, misuse, unintentional use, settlement delay, insufficiency of funds, or other activities. Also, criminals are using increasingly sophisticated methods to engage in illegal activities, such as counterfeiting and fraud. If we are unable to collect such amounts from the customer, or if the customer refuses or is unable, due to bankruptcy or other reasons, to reimburse us, we bear the loss for the amount of the chargeback, refund, or return.
While we have policies and procedures to manage and mitigate these risks, we cannot be certain that such processes will be effective. Our failure to limit chargebacks and fraudulent transactions could increase the number of returns, refunds and chargebacks that we have to process. In addition, if the number of returns, refunds and chargebacks increases, card networks or our banking partners could require us to increase reserves, impose penalties on us, charge additional or higher fees, or terminate their relationships with us. Failure to effectively manage risk and prevent fraud could increase our chargeback, refund, and return losses or cause us to incur other liabilities. Increases in chargebacks, refunds, returns, or other liabilities could have an adverse effect on our operating results, financial condition, and cash flows.
We route orders through third-party trading venues in connection with our prime brokerage trading service. The loss or failure of any such trading venues may adversely affect our business.
In connection with our prime brokerage trading service, we routinely route customer orders to third-party exchanges or other trading venues. In connection with these activities, we generally hold cash and other crypto assets with such third-party exchanges or other trading venues in order to effect customer orders. If we were to experience a disruption in our access to these third-party exchanges and trading venues, our prime brokerage trading service could be adversely affected to the extent that we are limited in our ability to execute order flow for our prime brokerage customers. In addition, if any of these third party trading venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, we might not be able to fully recover the cash and other crypto assets that we have deposited with these third parties. As a result, our business, operating results and financial condition could be adversely affected.

We have a highly active acquisition and investment strategy and we plan to continue to make acquisitions and investments, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.
As part of our business strategy, we have made and intend to continue making acquisitions to add specialized employees, complementary companies, products, services, licenses, or technologies. We routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, and other transactions. As we grow, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. We also invest in companies and technologies, many of which are private companies and technologies that are highly speculative in nature. In the future, we may not be able to find other suitable acquisition and investment candidates, and we may not be able to complete acquisitions or make investments on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions. We may in the future be required to write off acquisitions or investment. Moreover, our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by customers, developers, advertisers, or investors. For example, in February 2019, we announced the acquisition of Neutrino S.r.l., a blockchain intelligence platform, whose founders were directly affiliated with the software firm the Hacking Team, which purportedly sold software with surveillance capabilities to governments with authoritarian regimes, resulting in reputational harm to our business, a loss of customers, and increased cost. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our net revenue and operating results could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

If we fail to develop, maintain, and enhance our brand and reputation, our business, operating results, and financial condition may be adversely affected.
Our brand and reputation are key assets and a competitive advantage. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality, and secure products, services, features, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Coinbase” mark and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies. Our brand and reputation could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, unexpected events, or actions by third parties. Unfavorable publicity about us, including our products, services, technology, customer service, personnel, and crypto asset or crypto asset platforms generally could diminish confidence in, and the use of, our products and services. Moreover, to the extent that we acquire a company and maintain that acquired company’s separate brand, we could experience brand dilution or fail to retain positive impressions of our own brand to the extent such impressions are instead attributed to the acquired company’s brand. In addition, because we are a founder-led company, actions by, or unfavorable publicity about, Brian Armstrong, our co-founder and Chief Executive Officer, may adversely impact our brand and reputation. Such negative publicity also could have an adverse effect on the size and engagement of our customers and could result in decreased revenue, which could have an adverse effect on our business, operating results, and financial condition.
Key business metrics and other estimates are subject to inherent challenges in measurement, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics.
We regularly review key business metrics, including the number of our Verified Users and MTUs, our Trading Volume and Assets on Platform, and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data and have not been validated by an independent third-party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. We generally will not update previously disclosed key business metrics for any such inaccuracies or adjustments that are immaterial.
Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate fraudulent and spam accounts that violate our terms of service, and exclude these users from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. Additionally, users are not prohibited from having more than one account and both our Verified Users and MTU metrics may overstate the number of unique customers who have registered an account on our platform as one customer may register for, and use, multiple accounts with different email addresses, phone numbers, or usernames. Furthermore, MTUs may overstate the number of unique retail users due to differences in product architecture. If our metrics provide us with incorrect or incomplete information about users and their behavior, we may make inaccurate conclusions about our business.

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
Moreover, while fiat currencies can be used to facilitate illegal activities, crypto assets are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of crypto assets have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain crypto asset transactions, and encryption technology that anonymizes these transactions, that make crypto assets susceptible to use in illegal activity. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice, SEC, CFTC, FTC, Internal Revenue Service, or the IRS, and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving crypto assets. We also support crypto assets that incorporate privacy-enhancing features, and may from time to time support additional crypto assets with similar functionalities. These privacy-enhancing crypto assets obscure the identities of sender and receiver, and may prevent law enforcement officials from tracing the source of funds on the blockchain. Facilitating transactions in these crypto assets may cause us to be at increased risk of liability arising out of anti-money laundering and economic sanctions laws and regulations.

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
Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment, maintenance, and scaling of our compliance, audit, and reporting systems to continuously keep pace with our customer activity and transaction volume, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have devoted significant resources to develop policies and procedures to identify, monitor, and manage our risks, and expect to continue to do so in the future, we cannot assure you that our policies and procedures are and will always be effective or that we have been and will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses.
Regulators periodically review our compliance with our own policies and procedures and with a variety of laws and regulations. We have received in the past and may from time to time receive additional examination reports citing violations of rules and regulations and inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, training, monitoring, reporting, and recordkeeping. If we fail to comply with these, or do not adequately remediate certain findings, regulators could take a variety of actions that could impair our ability to conduct our business, including, but not limited to, delaying, denying, withdrawing, or conditioning approval of certain products and services. In addition, regulators have broad enforcement powers to censure, fine, issue cease and desist orders, prohibit us from engaging in some of our business activities, or revoke our licenses. We face significant intervention by regulatory authorities, including extensive examination and surveillance activities, and will continue to face the risk of significant intervention by regulatory authorities in the future. In the case of non-compliance or alleged non-compliance, we could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages which can be significant. Any of these outcomes would adversely affect our reputation and brand and our business, operating results, and financial condition. Some of these outcomes could adversely affect our ability to conduct our business.
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
The crypto asset market has been characterized by significant volatility and unexpected price movements. Certain crypto assets may become more volatile and less liquid in a very short period of time, resulting in market prices being subject to erratic and abrupt market movement, which could harm our business. For instance, abrupt changes in volatility or market movement can lead to extreme pressures on our platform and infrastructure that can lead to inadvertent suspension of services across parts of the platform or the entire platform. As a result, from time to time we experience outages. For example, in 2020, we experienced approximately 30 outages, with an average outage duration of 64.6 minutes. Outages can lead to increased customer service expense, can cause customer loss and reputational damage, and can lead to other damages for which we may be responsible.
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
In order to own, transfer and use a crypto asset on its underlying blockchain network, a person must have a private and public key pair associated with a network address, commonly referred to as a “wallet.” Each wallet is associated with a unique “public key” and “private key” pair, each of which is a string of alphanumerical characters. To deposit crypto assets held by a customer onto our platform or custody platform, a customer must “sign” a transaction that consists of the private key of the wallet from where the customer is transferring crypto assets, the public key of a wallet that we control which we provide to the customer, and broadcast the deposit transaction onto the underlying blockchain network. Similarly, to withdraw crypto assets from our platform or custody platform, the customer must provide us with the public key of the wallet that the crypto assets are to be transferred to, and we would be required to “sign” a transaction authorizing the transfer. In addition, some crypto networks require additional information to be provided in connection with any transfer of crypto assets to or from our platforms. A number of errors can occur in the process of depositing or withdrawing crypto assets into or from our platform, such as typos, mistakes, or the failure to include the information required by the blockchain network. For instance, a user may incorrectly enter our wallet’s public key or the desired recipient’s public key when depositing and withdrawing from our platforms, respectively. Alternatively, a user may transfer crypto assets to a wallet address that he does not own, control or hold the private keys to. In addition, each wallet address is only compatible with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can only be used to send and receive Bitcoins. If any Ethereum or other crypto assets is sent to a Bitcoin wallet address, or if any of the foregoing errors occur, all of the customer’s crypto assets will be permanently and irretrievably lost with no means of recovery. We have encountered and expect to continue to encounter similar incidents with our customers. Such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business.
A temporary or permanent blockchain “fork” to any supported crypto asset could adversely affect our business.
Blockchain protocols, including Bitcoin and Ethereum, are open source. Any user can download the software, modify it, and then propose that Bitcoin, Ethereum, or other blockchain protocols users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the Bitcoin, Ethereum or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the Bitcoin, Ethereum, or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s crypto asset lacking interchangeability.

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
Furthermore, hard forks can lead to new security concerns. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some crypto asset platforms. Similar replay attacks occurred in connection with the Bitcoin Cash and Bitcoin Cash SV network split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network, thereby making crypto assets that rely on proof-of-work more susceptible to attack, as has occurred with Ethereum Classic.
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
We currently support, and expect to continue to support, various crypto assets that represent units of value on smart contracts deployed on a third-party blockchain. Smart contracts are programs that store and transfer value and execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming and design can have damaging effects. For instance, in April 2018, a batch overflow bug was found in many Ethereum-based ERC20-compatible smart contract tokens that allowed hackers to create a large number of smart contract tokens, causing multiple crypto asset platforms worldwide to shut down ERC20-compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of crypto assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited crypto assets into the smart contract. If any such vulnerabilities or flaws come to fruition, smart contract-based crypto assets, including those held by our customers on our platforms, may suffer negative publicity, be exposed to security vulnerabilities, decline significantly in value, and lose liquidity over a short period of time.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users.” These users have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract. For smart contracts that hold a pool of reserves, these users may also be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the assets held by the smart contract in reserves. Even for crypto assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related crypto assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. These super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super-users or core community members take actions that adversely affects the smart contract, our customers who hold and transact in the affected crypto assets may experience decreased functionality and value of the applicable crypto assets, up to and including a total loss of the value of such crypto assets. Although we do not control these smart contracts, any such events could cause customers to seek damages against us for their losses, result in reputational damage to us, or in other ways adversely impact our business.
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
Due to the new and evolving nature of crypto assets and the absence of comprehensive legal and tax guidance with respect to crypto asset products and transactions, many significant aspects of the U.S. and foreign tax treatment of transactions involving crypto assets, such as the purchase and sale of crypto assets on our platform, as well as the provision of staking rewards and other crypto asset incentives and rewards products, are uncertain, and it is unclear whether, when and what guidance may be issued in the future on the treatment of crypto asset transactions for U.S. and foreign income tax purposes.
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
There continues to be uncertainty with respect to the timing, character and amount of income inclusions for various crypto asset transactions including, but not limited to lending and borrowing crypto assets, staking rewards and other crypto asset incentives and rewards products that we offer. Although we believe our treatment of crypto asset transactions for federal income tax purposes is consistent with existing guidance provided by the IRS and existing U.S. federal income tax principles, because of the rapidly evolving nature of crypto asset innovations and the increasing variety and complexity of crypto asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain crypto asset offerings for U.S. tax purposes, which could adversely affect our customers and the vitality of our business. Similar uncertainties exist in the foreign markets in which we operate, affecting our non-U.S. customer base, and these uncertainties and potential adverse interpretations of tax law could affect our non-U.S. customers and the vitality of our platforms outside of the United States.
There can be no assurance that the IRS, the U.S. state revenue agencies or other foreign tax authorities, will not alter their respective positions with respect to crypto assets in the future or that a court would uphold the treatment set forth in existing guidance. It also is unclear what additional guidance may be issued in the future on the treatment of existing crypto asset transactions and future crypto asset innovations for purposes of U.S. tax or other foreign tax regulations. Any such alteration of existing IRS, U.S. state and foreign tax authority positions or additional guidance regarding crypto asset products and transactions could result in adverse tax consequences for holders of crypto assets and could have an adverse effect on the value of crypto assets and the broader crypto assets markets. Future technological and operational developments that may arise with respect to crypto assets may increase the uncertainty with respect to the treatment of crypto assets for U.S. and foreign tax purposes. The uncertainty regarding tax treatment of crypto asset transactions impacts our customers, and could impact our business, both domestically and abroad.

Our tax information reporting obligations with respect to crypto transactions are subject to change.
Although we believe we are compliant with U.S. tax reporting and withholding requirements with respect to our customers’ crypto asset transactions, the exact scope and application of such requirements, including but not limited to U.S. onboarding requirements through Form W, backup withholding, and Form 1099 reporting obligations, is not entirely clear for all of the crypto asset transactions that we facilitate. In November 2021, the U.S. Congress passed the Infrastructure Investment and Jobs Act, or the IIJA, providing that exchanges such as Coinbase would be responsible for reporting to the IRS the transactions of their customers in digital assets, including transfers to other exchanges or non-exchanges. In their current form, the IIJA’s new provisions for reporting transactions with respect to digital assets will become effective beginning with Form 1099s filed in 2024. In connection with the IIJA, it is expected that the IRS will introduce new rules related to our tax reporting and withholding obligations on our customer transactions in the future, likely in ways that differ from our existing compliance protocols and where there is risk that we do not have proper records to ensure compliance for certain legacy customers. If the IRS determines that we are not in compliance with our tax reporting or withholding requirements with respect to customer crypto asset transactions, we may be exposed to significant penalties, which could adversely affect our financial position. We anticipate guidance from the IRS regarding tax reporting and withholding obligations with respect to customer crypto asset transactions that will likely require us to invest substantially in new compliance measures and that may require significant retroactive compliance efforts, which also could adversely affect our financial position.
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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedents for the financial accounting of crypto assets and related valuation and revenue recognition, and no official guidance has been provided by the FASB or the SEC. As such, there remains significant uncertainty on how companies can account for crypto assets transactions, crypto assets, and related revenue. Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.

Risks Related to Government Regulation and Privacy Matters
The cryptoeconomy is novel and has limited access to policymakers or lobbying organizations, which may harm our ability to effectively react to proposed legislation and regulation of crypto assets or crypto asset platforms adverse to our business.
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
The cryptoeconomy is novel and has limited access to policymakers and lobbying organizations in many jurisdictions. Competitors from other, more established industries, including traditional financial services, may have greater access to lobbyists or governmental officials, and regulators that are concerned about the potential for crypto assets for illicit usage may affect statutory and regulatory changes with minimal or discounted inputs from the cryptoeconomy. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the cryptoeconomy or crypto asset platforms, which could adversely impact our business.
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

As a financial institution licensed to engage in money transmission in the United States, to conduct virtual currency business activity in New York, and issue electronic money in Europe, we are subject to strict rules governing how we manage and hold customer fiat currency and crypto assets. We maintain complex treasury operations to manage and move customer fiat currency and crypto assets across our platforms and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency and crypto asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements. In addition, regulators may increase the amount of fiat currency reserves that we are required to maintain for our operations, as has happened in the past. For instance, in 2017, the Hawaii Division of Financial Institutions imposed a new policy whereby digital currency businesses are required to maintain cash reserves in an amount equal to the aggregate face value of digital currency funds held on behalf of customers, making our operations in Hawaii impracticable and forcing us to shut down operations in the state at the time. Any similar events can lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services, including Earn campaigns, margin trading, lending functions, and the addition of new payment rails increase these risks.
Many of the crypto assets in which we facilitate trading are subject to regulatory authority by the CFTC. Any fraudulent or manipulative activity in a crypto asset occurring on our platform could subject us to increased regulatory scrutiny, regulatory enforcement, and litigation.
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
Any transaction in a commodity, including a crypto asset, entered into with or offered to retail investors using leverage, margin, or other financing arrangements (a “retail leveraged commodity transaction”) is subject to CFTC regulation as a futures contract unless such transaction results in actual delivery within 28 days. The meaning of “actual delivery” has been the subject of commentary and litigation, and in 2020, the CFTC has adopted interpretive guidance addressing the “actual delivery” of a crypto asset. To the extent that crypto asset transactions that we facilitate or facilitated are deemed retail leveraged commodity transactions, including pursuant to current or subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight, and we could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations. The CFTC has previously brought enforcement actions against entities engaged in retail leveraged commodity transactions without appropriate registrations.

Particular crypto assets or transactions therein could be deemed “commodity interests” (e.g., futures, options, swaps) or security-based swaps subject to regulation by the CFTC or SEC, respectively. If a crypto asset that we facilitate trading in is deemed a commodity interest or a security-based swap, we would be subject to additional regulatory requirements, registrations and approvals, and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.
Commodity interests, as such term is defined by the CEA and CFTC rules and regulations, are subject to more extensive supervisory oversight by the CFTC, including registrations of entities engaged in, and platforms offering, commodity interest transactions. This CFTC authority extends to crypto asset futures contracts and swaps, including transactions that are based on current and future prices of crypto assets and indices of crypto assets. To the extent that a crypto asset in which we facilitate or facilitated trading or transactions in a crypto asset which we facilitate or facilitated are deemed to fall within the definition of a commodity interest, including pursuant to subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight and could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations as an exchange (for example, as a designated contract market for trading futures or options on futures, or as a swaps execution facility for trading swaps) or as a registered intermediary (for example, as a futures commission merchant or introducing broker). Such actions could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, as well as reputational harm. The CFTC has previously brought enforcement actions against entities engaged in crypto asset activities for failure to obtain appropriate exchange, execution facility and intermediary registrations.
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
We obtain and process large amounts of sensitive data, including personal data related to our customers and their transactions, such as their names, addresses, social security numbers, visa information, copies of government-issued identification, facial recognition data (from scanning of photographs for identity verification), trading data, tax identification, and bank account information. We face risks, including to our reputation, in the handling and protection of this data, and these risks will increase as our business continues to expand, including through our acquisition of, and investment in, other companies and technologies. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our customers’, employees’, and service providers’ personal data.

We have administrative, technical, and physical security measures and controls in place and maintain a robust information security program. However, our security measures, or the security measures of companies we acquire, may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. We could be the target of a cybersecurity incident, which could result in harm to our reputation and financial losses. Additionally, our customers have been and could be targeted in cybersecurity incidents like an account takeover, which could result in harm to our reputation and financial losses. For example, earlier in 2021, third parties independently obtained login credentials and personal information for at least 6,000 customers and used those credentials to exploit a vulnerability that previously existed in the account recovery process. Coinbase reimbursed impacted customers approximately $25.1 million. Additionally, privacy and data protection laws are evolving, and these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our third-party partners business practices and products and service offerings.
Our future success depends on the reliability and security of our platform. To the extent that the measures we, any companies we acquire, or our third-party business partners have taken prove to be insufficient or inadequate, or to the extent we discover a security breach suffered by a company we acquire following the closing of such acquisition, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of customers. If our own confidential business information or sensitive customer information were improperly disclosed, our business could be adversely affected. Additionally, a party who circumvents our security measures could, among other effects, appropriate customer information or other proprietary data, cause interruptions in our operations, or expose customers to hacks, viruses, and other disruptions.
Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the private right of action under the California Consumer Privacy Act of 2018, or the CCPA, which is expected to increase security breach litigation). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have an adverse effect on our business, reputation, operating results, and financial condition.
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

We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection across different markets where we conduct our business, including in the United States, European Economic Area, or the EEA, and Asia-Pacific region, or APAC, and industry requirements and such laws, regulations, and industry requirements are constantly evolving and changing. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could harm our business.
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
In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data. In the United States, non-sensitive user data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model or additional required “opt-outs” were to be adopted in the United States, less data may be available, and the cost of data likely would increase. For example, California enacted the CCPA, which became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. Since then, the CCPA has been amended on multiple occasions most recently on March 15, 2021. Additionally, although not effective until January 1, 2023 (with a look back to January 2022 for certain date collection practices), in the November 2020 election, California voters passed the California Privacy Rights Act, or the CPRA, which expands upon the CCPA.
The CCPA requires, and the CPRA will require, covered companies to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects.
Other states have followed California’s lead. For example, in 2021, Virginia passed the Consumer Data Protection Act, or the CDPA, (effective January 1, 2023) and Colorado passed the Colorado Privacy Act, or the CPA, (effective July 1, 2023), both of which will provide comparable consumer privacy rights to the CCPA/CPRA. We cannot fully predict the impact of the CCPA, CPRA, CDPA, CPA, or other similar laws or regulations on our business or operations, but compliance may require us to modify our data processing practices and policies incurring costs and expense. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, and given presently that there are no federal laws to preempt such state laws, it may require costly and difficult efforts to achieve compliance with such laws that could expose us to fines and penalties for non-compliance, particularly regarding legal obligations in the wake of a data breach. Further, in October 2021, the CFPB launched an inquiry into the data use and protection business practices of several large payments companies. The impact of this inquiry is uncertain and could result in stringent restrictions on the use of customer data.

Additionally, many foreign countries and governmental bodies, including Australia, Brazil, Kenya, the European Union, India, Japan, and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, processing, storage, and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals’ affirmative opt-in consent to collect and use personal information for certain purposes.
In Europe, the General Data Protection Regulation, or the GDPR, took effect on May 25, 2018. As a result of our presence in Europe and our service offering in the European Union, we are subject to the GDPR, which imposes stringent E.U. data protection requirements, and could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. A breach of the GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is highest. Additionally, the United Kingdom, or the U.K., implemented its own Data Protection Act, effective in May 2018 and statutorily amended in 2019, which is further supplemented by the U.K. GDPR, which came into effect on January 1, 2021. The U.K. GDPR is based on the E.U. GDPR which applied in the U.K. before that date, with some changes to make it work more effectively in a U.K. context, including its own derogations, for how GDPR is applied in the U.K. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the E.U. GDPR as well as the U.K.’s Data Protection Act and U.K. GDPR, with each regime having the ability to result in fines up to the greater of €20 million (£17 million) or 4% of global turnover.

Both the E.U. GDPR (covering the EEA) as well as U.K. and Swiss data protection laws impose strict rules on the transfer of personal data out of the E.U., U.K., or Switzerland to a “third country,” including the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. On July 16, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the E.U.-U.S., Privacy Shield (under which personal data could be transferred from the E.U. to U.S. entities that had self-certified under the Privacy Shield scheme), or the Privacy Shield, on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal data transferred to the United States. In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case by case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other E.U. member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for E.U.-U.S. data transfers. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. Under the Implementing Decision, we have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. The U.K. data protection regulator is consulting on the U.K. version of the Standard Contractual Clauses, or the SCCs, and intends to publish them in 2022, but in the interim has indicated that using the E.U. SCCs with appropriate modifications is sufficient for data transfers from the United Kingdom.
While we maintain a Privacy Shield certification, we rely on the standard contractual clauses for intercompany data transfers from the European Union to the United States and have reviewed and amended any existing vendor agreements that rely only on Privacy Shield as the data transfer mechanism. As supervisory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.
We are also subject to evolving E.U. privacy laws on cookies and e-marketing. In the European Union, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and an E.U. regulation known as the ePrivacy Regulation will significantly increase fines for non-compliance once in effect. In the European Union, informed consent, including a prohibition on pre-checked consents and a requirement to ensure separate consents for each cookie, is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. As regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, negatively impact our efforts to understand users, adversely affect our margins, increase costs, and subject us to additional liabilities.

There is a risk that as we expand, we may assume liabilities for breaches experienced by the companies we acquire. Additionally, there are potentially inconsistent world-wide government regulations pertaining to data protection and privacy. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, severe criminal, or civil sanctions, damage our reputation, or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, and financial condition.
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
Our business depends in large part on our proprietary technology and our brand. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, and trade secrets, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and other intellectual property rights. However, our efforts to protect our intellectual property rights may not be sufficient or effective. Our proprietary technology and trade secrets could be lost through misappropriation or breach of our confidentiality and license agreements, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business.

We do not intend to monetize our patents or attempt to block third parties from competing with us by asserting our patents offensively, but our ability to successfully defend intellectual property challenges from competitors and other parties may depend, in part, on our ability to counter-assert our patents defensively. Effective protection of our intellectual property may be expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. As we have grown, we have sought to obtain and protect our intellectual property rights in an increasing number of countries, a process that can be expensive and may not always be successful. In some instances, patent applications or patents may be abandoned or allowed to lapse, resulting in partial or complete loss of patent rights in a relevant jurisdiction. Further, intellectual property protection may not be available to us in every country in which our products and services are available. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. We may also agree to license our patents to third parties as part of various patent pools and open patent projects. Those licenses may diminish our ability, though, to counter-assert our patents against certain parties that may bring claims against us.
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

Similarly, certain of our directors, officers, employees, and large stockholders may hold crypto assets that we are considering supporting for trading on our platform, and may be more supportive of such listing notwithstanding legal, regulatory, and other issues associated with such crypto assets. While we have instituted policies and procedures to limit and mitigate such risks, there is no assurance that such policies and procedures will be effective, or that we will be able to manage such conflicts of interests adequately. If we fail to manage these conflicts of interests, or we receive unfavorable media coverage with respect to actual or perceived conflicts of interest, our business may be harmed and the brand, reputation and credibility of our company may be adversely affected.
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
We are responding to the global outbreak of COVID-19 by taking steps to mitigate the potential risks to us posed by its spread and the impact of the restrictions put in place by governments to protect the population. Our employees and service providers work from home and we are a remote-first company. This subjects us to heightened operational risks. For example, technologies in our employees’ and service providers’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, the security systems in place at our employees’ and service providers’ homes may be less secure than those used in our offices, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from home, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely. We also face challenges due to the need to operate with the remote workforce and are addressing those challenges to minimize the impact on our ability to operate.
Being a remote-first company may make it more difficult for us to preserve our corporate culture and our employees may have decreased opportunities to collaborate in meaningful ways. Further, we cannot guarantee that being a remote-first company will not have a negative impact on employee morale and productivity. Any failure to preserve our corporate culture and foster collaboration could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

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
Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, employees, users and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance matters, or ESG. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted. For example, in order to advance our mission, we recently launched our Coinbase Innovation Political Action Committee to support crypto-forward political candidates and initiatives. However, our political activities to further our mission may not be successful or may be perceived unfavorably by investors and the public and have an adverse impact on our brand and reputation.
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
Further, any changes in the tax laws governing our activities may increase our tax expense, the amount of taxes we pay, or both. For example, the Tax Cuts and Jobs Act, or the TCJA, enacted on December 22, 2017, significantly reformed the U.S. Tax Code, reducing the U.S. federal corporate income tax rate, making sweeping changes to the rules governing international business operations, and imposing new limitations on a number of tax benefits, including deductions for business interest and the use of net operating loss carryforwards. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, enacted on March 27, 2020, further amended the U.S. federal tax code, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. For example, proposed legislation before Congress may make changes to the U.S. tax law, including reduced benefits related to the taxation of foreign income and the imposition of a 15% minimum tax on book income. If enacted in their current form, such changes could adversely affect our operations in future periods.
In addition, the IRS has yet to issue guidance on a number of important issues regarding the tax treatment of cryptocurrency and the products we provide to our customers and from which we derive our income. In the absence of such guidance, we will take positions with respect to any such unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance.

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
As of December 31, 2021, we had $826.0 million of U.S. federal net operating loss carryforwards, or NOLs, with an indefinite carryforward and $1.1 billion of U.S. state NOLs, primarily with a twenty-year carryforward. As part of the Bison Trails and other acquisitions, we have acquired additional U.S. federal NOLs of $47.6 million and U.S. state NOLs of $13.0 million as of December 31, 2021. Outside the United States, we have incurred additional non-U.S. NOLs in Ireland, Japan, and the United Kingdom.
Realization of these NOLs, and any future domestic or foreign NOLs that we may generate, will depend on future income, and there is a risk that some or all of such NOLs could be subject to limitation or otherwise unavailable to offset future income tax liabilities, all of which could adversely affect our operating results. Similarly, additional changes may be made to U.S. and foreign tax laws which could further limit our ability to absorb these NOLs against future income.
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
The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, inter-company transactions, valuation of assets acquired and liabilities assumed in business combinations, and the valuation of stock-based awards and crypto assets we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Class A common stock.

We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and the precautionary measures that we have adopted have resulted, and could continue to result, in difficulties or changes to our customer support, or create operational or other challenges, any of which could adversely impact our business and operating results. Further, acts of terrorism, labor activism or unrest, and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, customers will experience significant delays in withdrawing funds, or in the extreme we may suffer loss of customer funds.
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company we incur significant legal, accounting, and other expenses. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of The Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations. Stockholder activism, the current political and social environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control, over financial reporting to meet this standard, significant resources and management oversight may be required. If we encounter material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

We expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
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
We have funded our operations since inception primarily through debt, equity financings and revenue generated by our products and services. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business to respond to business challenges, including developing new products and services, enhancing our operating infrastructure, expanding our international operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If we incur additional debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, we have authorized the issuance of “blank check” preferred stock and common stock that our board of directors could use to, among other things, issue shares of our capital stock in the form of blockchain tokens, implement a stockholder rights plan, or issue other shares of preferred stock or common stock. We may issue shares of capital stock, including in the form of blockchain tokens, to our customers in connection with customer reward or loyalty programs. If we issue additional equity securities, including in the form of blockchain tokens, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued common stock. The trading prices for our common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or crypto asset markets could adversely affect our business and the value of our Class A common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.

Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile, and could decline significantly and rapidly. Market volatility may affect the value of an investment in our Class A common stock and could subject us to litigation.
Prior to the listing of our Class A common stock on Nasdaq, there was no public market for shares of our Class A common stock. Technology stocks have historically experienced high levels of volatility. The market price of our Class A common stock also could be subject to wide fluctuations in response to the risk factors described in this Annual Report on Form 10-K and others beyond our control, including:
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
•the highly volatile nature of the cryptoeconomy and the prices of crypto assets;
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

Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general macroeconomic, political and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently subject to stockholder litigation as described in the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, and may continue to be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Mr. Armstrong is currently able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and, along with our directors, other executive officers, and 5% stockholders, and their affiliates, these stockholders hold in the aggregate a substantial majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock, including Mr. Armstrong, collectively are expected to continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) the date fixed by the board of directors that is no less than 61 days and no more than 180 days after the date that the aggregate number of shares of Class B common stock held by Brian Armstrong and his affiliates is less than 25% of the aggregate number of shares of Class B common stock held by Mr. Armstrong and his affiliates on April 1, 2021, the date of effectiveness of the registration statement on Form S-1 for the listing of our Class A common stock on Nasdaq; (ii) the date and time specified by affirmative vote of the holders of at least 66-2/3% of the outstanding shares of Class B common stock, voting as a single class, and the affirmative vote of at least 66-2/3% of the then serving members of our board of directors, which must include the affirmative vote of Mr. Armstrong, if either (A) Mr. Armstrong is serving on our board of directors and has not been terminated for cause or resigned except for good reason (as each term is defined in our restated certificate of incorporation) from his position as our Chief Executive Officer or (B) Mr. Armstrong has not been removed for cause or resigned from the position of Chairman of the board of directors; and (iii) the death or disability (as defined in our restated certificate of incorporation) of Mr. Armstrong, when all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock. Holders of our Class A common stock are not entitled to vote separately as a single class except under certain limited circumstances. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. In addition, Mr. Armstrong has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. As a board member and officer, Mr. Armstrong owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Armstrong is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.
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
Certain stock index providers, such as S&P Dow Jones, exclude companies with multiple classes of shares of common stock from being added to certain stock indices, including the S&P 500. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any exclusion from stock indices could result in less demand for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
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
As of December 31, 2021, we had 37,207,512 options outstanding that, if fully exercised, would result in the issuance of 6,101,017 shares of Class B common stock and the issuance of 31,106,495 shares of Class A common stock and 7,482,892 shares of Class A common stock outstanding subject to restricted stock units, or RSUs. All of the shares of Class A common stock and Class B common stock issuable upon the exercise of stock options or vesting and settlement of RSUs, and reserved for future issuance under our equity incentive plans, have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144 under the Securities Act.
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
The trading market for our Class A common stock may be influenced by the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If securities and industry analysts cease coverage of us altogether, the market price for our Class A common stock may be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock, or publish inaccurate or unfavorable research about our business, the price of our Class A common stock may decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline. In light of the unpredictability inherent in our business, our financial outlook commentary may differ from analysts’ expectations, which could cause volatility to the price of our Class A common stock.
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

•provide that only our Chief Executive Officer, the chairperson of our board of directors, or a majority of our board of directors will be authorized to call a special meeting of stockholders;
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
Moreover, Section 203 of the Delaware General Corporation Law, or the DGCL, may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between holders of 15% or more of our common stock and us.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We are a remote-first company, meaning that for the vast majority of roles, our employees have the option to work remotely. As a result of this strategy, we do not maintain a corporate headquarters, but do maintain physical offices in major cities around the world for purposes of collaboration and team building. We currently lease facilities in various locations in the United States and other countries around the world.
We believe that our facilities are adequate to meet our needs for the immediate future, and that, should we need additional physical office space, suitable additional space will be available in the future.

Item 3. Legal Proceedings
Securities Class Action Lawsuits
In July and August 2021, three purported securities class actions were filed in the U.S. District Court for the Northern District of California against us, our directors, certain of our officers and employees, and certain venture capital and investment firms. The complaints alleged that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act, by making false or misleading statements and omissions in connection with the registration statement and prospectus that we filed in connection with our Direct Listing. In November 2021, these actions were consolidated and recaptioned as In re Coinbase Global Securities Litigation, and an amended complaint was filed. We dispute the claims in this matter and are vigorously defending against them. The plaintiff seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. Based on the preliminary nature of the proceedings in this matter, the outcome of this matter remains uncertain.
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., was filed in the U.S. District Court for the Southern District of New York against us. The plaintiffs allege claims under Sections 5, 15(a)(1) and 29(b) of the Exchange Act and violations of certain California and Florida state statutes. Among other relief requested, the plaintiffs seek injunctive relief, unspecified damages, attorneys’ fees and costs. We dispute the claims in this case and intend to vigorously defend against them. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain.
In December 2021, a shareholder derivative suit captioned Shin v. Coinbase Global, Inc., was filed in New York state court against us and our directors, alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seeking unspecified damages and injunctive relief. We dispute the claims in this case and intend to vigorously defend against them. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain.
NYDFS Investigation
Our subsidiary, Coinbase, Inc., which holds a Bitlicense from the NYDFS and is therefore subject to examinations and investigations by the NYDFS, is currently subject to an investigation by the NYDFS relating to its compliance program including compliance with the Bank Secrecy Act and sanctions laws, cybersecurity, and customer support. Coinbase, Inc. is cooperating fully and has undertaken initial remedial measures, and may face additional remedial and other measures. See the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including the discussion of legal and regulatory requirements applicable to our business and potential consequences relating to our failure to comply with such legal and regulatory requirements. Based on the ongoing nature of the investigation, the outcome of this matter remains uncertain.

Other
We are also subject to regulatory oversight by numerous state, federal, and foreign regulators and we are and we may become subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business. For example, we have received investigative subpoenas and other inquiries from various state attorneys general for documents and information pertaining to our business practices and policies, customer complaints, asset launches, certain ongoing litigation, and certain transfers of crypto assets. In addition, we have received investigative subpoenas from the SEC and similar subpoenas and demand letters from various state regulators for documents and information about certain of our customer programs, operations, and intended future products, including our stablecoin and yield-generating products. For example, in January 2021, the California Department of Fair Employment and Housing issued an investigative subpoena for documents and information related to certain of our business practices and policies, and the matter is ongoing. We intend to cooperate fully with such investigations. These examples are not exhaustive. We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “COIN” on April 14, 2021. Prior to that date, there was no public trading market for our Class A common stock.
Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of the close of business on February 16, 2022, there were 330 registered holders of record of our Class A common stock and 11 registered holders of record of our Class B common stock. Since many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We are not obligated to pay any dividends on the Class A common stock or Class B common stock and we currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.
Stock Performance Graph
The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or Securities Act.
The graph below compares the cumulative total return to stockholders of our Class A common stock between April 14, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2021, with the cumulative total return of (a) the Nasdaq Composite Index, (b) the Nasdaq U.S. Benchmark Financial Services Index and (c) the S&P North American Technology index over the same period. This graph assumes the investment of $100 in our Class A common stock at the closing sale price of $328.28 per share on April 14, 2021, and the Nasdaq Composite Index, the Nasdaq U.S. Benchmark Financial Services Index, and the S&P North American Technology Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of 9 Months Cumulative Total Return
Assumes Initial Investment of $100
December 2021

160
140
120
100
80
60
40
20
0
4/14/2021
4/30/2021
5/31/2021
6/30/2021
7/31/2021
8/31/2021
9/30/2021
10/31/2021
11/30/2021
12/31/2021
Coinbase Global, Inc.
NASDAQ Composite
NASDAQ US Benchmark Financial Services
S&P North American Technology

Recent Sales of Unregistered Securities
In October 2021, we issued 93,959 shares of our Class A common stock to 50 accredited investors in connection with an acquisition.
In November 2021, we issued 45,605 shares of our Class A common stock to four accredited investors in connection with an acquisition.
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

Issuer Purchases of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended December 31, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
October 1 – October 31, 2021	959	$17.77
November 1 – November 30, 2021	—	—
December 1 – December 31, 2021	—	—
	959	$17.77
___________________
(1)Represents shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We repurchased the shares from the former employees’ at the respective original exercise prices.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contain forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K.
Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Annual Report on Form 10-K, and can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus dated April 1, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on April 14, 2021.
Executive Overview
This executive overview highlights selected information and does not contain all of the information that is important to readers of this Annual Report on Form 10-K.
2021 was a year of tremendous growth and development in the cryptoeconomy, as well as for Coinbase. The total crypto market capitalization at the end of Q4 was $2.3 trillion 𑁋 up nearly three-fold from approximately $800.0 billion at the end of 2020 𑁋 and hit a peak of $3.1 trillion in November 2021. Bitcoin and Ethereum prices reached new highs that were 247% and 457% higher, respectively, than prior peaks seen in 2017, with Bitcoin itself nearly reaching $1.3 trillion in market capitalization in Q4.

For the year ended December 31, 2021, we generated $7.4 billion of net revenue, $3.6 billion of net income, $4.1 billion of Adjusted EBITDA, and 11.4 million MTUs. For the year ended December 31, 2020, we generated $1.1 billion of net revenue, $322.3 million of net income, $527.4 million of Adjusted EBITDA, and 2.8 million MTUs. In 2021, we saw an increase in all of our key business metrics compared to 2020, became the first publicly traded crypto asset trading platform, and made substantial progress in building a best-in-class infrastructure to enable easy, safe, and secure on-ramps and access into the global cryptoeconomy.
Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	December 31,			% Change
	2021	2020	2019	2021	2020
Verified Users (in millions)	89	43	32	107%	34%
MTUs(1) (in millions)	11.4	2.8	1.0	307%	180%
Assets on Platform (in billions)	$278	$90	$17	209%	432%
Trading Volume (in billions)	$1,671	$193	$80	766%	141%
Net income (loss) (in millions)	$3,624	$322	$(30)	1,025%	1,173%
Adjusted EBITDA(2) (in millions)	$4,090	$527	$24	676%	2,096%
___________________
(1)MTUs presented above for the years ended December 31 are the average of each month’s MTUs in the fourth quarter. The annual average of MTUs for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 were 8.4 million, 1.9 million, and 1.1 million.
(2)Please see the section titled “𑁋 Non-GAAP Financial Measure” below for a reconciliation of net income to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.
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

Monthly Transacting Users
We define an MTU as a retail user who actively or passively transacts in one or more products on our platform at least once during the rolling 28-day period ending on the date of measurement. MTUs presented as of the end of a quarter are the average of each month’s MTUs in each respective quarter. MTUs presented as of the end of a year represent the MTUs for the last quarter of that year. The annual average MTUs for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 were 8.4 million, 1.9 million, and 1.1 million, respectively. MTUs represent our transacting base of retail users who drive potential revenue generating transactions on our platform. MTUs engage in transactions that generate both transaction revenue and subscription and services revenue. Revenue generating transactions include active transactions such as buying or selling crypto assets through our Invest product or passive transactions such as earning a staking reward. MTUs also engage in transactions that are non-revenue generating such as send and receive. MTUs may overstate the number of unique retail users due to differences in product architecture.
Assets on Platform
We define “Assets on Platform” as the total U.S. dollar equivalent value of both fiat currency and crypto assets held or managed in digital wallets on our platform, including our custody services, calculated based on the market price on the date of measurement. Assets on Platform demonstrates the scale of balances held across our suite of products and services, the trust customers place in us to securely store their assets, and the underlying growth of the cryptoeconomy. Assets on Platform also represent our monetization opportunity for subscription products and services, including current products such as Custody, Stake, Borrow, and Lend. Assets on Platform generate fees that are recorded as subscription and services revenue when customers engage with these products.
The value of Assets on Platform is driven by three factors: the price, quantity, and type of crypto assets held by customers on our platform. Changes in the price and quantity, particularly for Bitcoin and Ethereum, or type of crypto asset held on our platform, can result in the growth or decline in Assets on Platform in a particular period. Our Assets on Platform by asset are as follows:

	As of December 31,
	2021	2020	2019
Assets on Platform:
Bitcoin	40%	70%	70%
Ethereum	25	13	9
Other crypto assets	31	13	15
Fiat	4	4	6
Total	100%	100%	100%
During the years ended December 31, 2021 and December 31, 2020, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Assets on Platform.

Trading Volume
We define “Trading Volume” as the total U.S. dollar equivalent value of matched trades transacted between a buyer and seller through our platform during the period of measurement. Trading Volume represents the product of the quantity of asset transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity on our order books, trading health, and the underlying growth of the cryptoeconomy. Trading Volume on our platform is influenced by the price of crypto assets and Crypto Asset Volatility1. In periods of high crypto asset prices and Crypto Asset Volatility, we have experienced correspondingly high levels of Trading Volume on our platform. Our trading volume in future periods will depend on the relative availability and adoption of Bitcoin, Ethereum, and Other crypto assets.

	Year Ended December 31,
	2021	2020	2019
Trading Volume (in billions):
Retail	$535	$73	$35
Institutional	1,136	120	45
Total	$1,671	$193	$80

Trading Volume by crypto asset:
Bitcoin	24%	41%	58%
Ethereum	21%	15%	14%
Litecoin	3%	4%	10%
Other crypto assets	52%	40%	18%
Total	100%	100%	100%

Transaction revenue by crypto asset:
Bitcoin	25%	44%	60%
Ethereum	21%	12%	11%
Other crypto assets	54%	44%	29%
Total	100%	100%	100%
Crypto assets other than Bitcoin and Ethereum, or Other crypto assets, continued to contribute a greater share of Trading Volume during the year ended December 31, 2021. Approximately 55% of our total Trading Volume came from Other crypto assets, up from 44% in 2020. This trend is consistent with the overall crypto market where crypto assets other than Bitcoin and Ethereum comprised a larger percent of spot market trading volumes during the year ended December 31, 2021 compared to the year ended December 31, 2020. Additionally, we continue to add trading support for new crypto assets, which contributes to the increased trading concentration in Other crypto assets. In 2021 and 2020, we added trading support for 95 and 21 Other crypto assets, respectively.
During the years ended December 31, 2021 and December 31, 2020, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Trading Volume or transaction revenue.
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
•Blockchain rewards: We derive Blockchain rewards through various blockchain protocols where we control the staking validator address. These blockchain protocols, or the participants that form the protocol networks, reward users for performing various activities on the blockchain, such as participating in proof-of-stake networks. We earn Blockchain rewards in crypto assets.
Our Staking revenue is included within Blockchain rewards, except for delegation services that are offered as part of Coinbase Cloud and included in Other subscription and services revenue. We believe Blockchain rewards better represents the various monetization opportunities available to us through blockchains and protocols.
•Custodial fee revenue: We derive custodial fee revenue based on a percentage of the daily value of customer crypto assets that we hold under custody in our dedicated cold storage solution. The value of crypto assets held under custody is driven by the same factors as Assets on Platform - the quantity, price, and type of crypto asset.
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
•Other: Other subscription and services revenue primarily includes revenue from Coinbase Cloud, which includes staking application, delegation, and infrastructure services, as well as revenue from subscription licenses.
Other revenue
Other revenue includes the sale of crypto assets when we are the principal in the transaction. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets. We fulfill customer accommodation transactions using our own assets for orders that do not meet the minimum trade size for execution on our platform or to maintain customers’ trade execution and processing times during unanticipated system disruptions. We have custody and control of these crypto assets prior to the sale to the customer and record revenue at the point in time when the sale is processed. Accordingly, we record the total value of the sale as revenue and the cost of the crypto asset in other operating expense, net. Transactions involving our sale of crypto assets represented 6.2% of our total revenue for the year ended December 31, 2021.

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
Technology and development
Technology and development expenses include personnel-related expenses incurred in operating, maintaining, and enhancing our platform. These costs also include website hosting, infrastructure expenses, costs incurred in developing new products and services and the amortization of acquired developed technology.
Sales and marketing
Sales and marketing expenses primarily include costs related to customer acquisition, advertising and marketing programs, and personnel-related expenses. Sales and marketing costs are expensed as incurred.
General and administrative
General and administrative expenses include personnel-related expenses incurred to support our business, including legal, finance, compliance, human resources, customer support, executive, and other support operations. These costs also include software subscriptions for support services, facilities and equipment costs, depreciation, amortization of acquired customer relationship intangible assets, gains and losses on disposal of fixed assets, legal reserves and settlements, and other general overhead. General and administrative costs are expensed as incurred.
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
•realized impacts on foreign exchange resulting from the settlement of our foreign currency assets and liabilities as well unrealized impacts on foreign exchange resulting from remeasurement of transactions and monetary assets and liabilities denominated in non-functional currencies; and
•interest expense on our Convertible Notes and Senior Notes.
(Benefit from) provision for income taxes
(Benefit from) provision for income taxes includes income taxes related to foreign jurisdictions and U.S. federal and state income taxes.
Results of Operations
The following table summarizes the historical consolidated statements of operations data:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
Net revenue	$7,354,753	$1,141,167	$482,949
Other revenue	484,691	136,314	50,786
Total revenue	7,839,444	1,277,481	533,735
Operating expenses:
Transaction expense	1,267,924	135,514	82,055
Technology and development	1,291,561	271,732	185,044
Sales and marketing	663,689	56,782	24,150
General and administrative	909,392	279,880	231,929
Restructuring	—	—	10,140
Other operating expense, net	630,308	124,622	46,200
Total operating expenses	4,762,874	868,530	579,518
Operating income (loss)	3,076,570	408,951	(45,783)
Other expense (income), net	49,623	(248)	(367)
Income (loss) before income taxes	3,026,947	409,199	(45,416)
(Benefit from) provision for income taxes	(597,173)	86,882	(15,029)
Net income (loss)	$3,624,120	$322,317	$(30,387)

The following table presents the components of the consolidated statements of operations as a percentage of total revenue:

	Year Ended December 31,
	2021	2020	2019
Total revenue	100%	100%	100%
Operating expenses:
Transaction expense	16	11	15
Technology and development	16	21	35
Sales and marketing	9	4	5
General and administrative	12	22	43
Restructuring	—	—	2
Other operating expense, net	8	10	9
Total operating expenses	61	68	109
Operating income (loss)	39	32	(9)
Other expense (income), net	—	—	—
Income (loss) before income taxes	39	32	(9)
(Benefit from) provision for income taxes	(7)	7	(3)
Net income (loss)	46%	25%	(6)%
Comparison of the years ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,			% Change
	2021	2020	2019	2021	2020
	(in thousands)
Transaction revenue	$6,837,266	$1,096,174	$463,005	524%	137%
Subscription and services revenue	517,487	44,993	19,944	1,050	126
Other revenue	484,691	136,314	50,786	256	168
Total revenue	$7,839,444	$1,277,481	$533,735	514	139
Transaction revenue for the year ended December 31, 2021 increased by $5.7 billion, or 524%, compared to the year ended December 31, 2020, due to the following:
•Crypto Asset Volatility of 11.0 for the year ended December 31, 2021 increased 49% over the year ended December 31, 2020. Trading Volume on our platform is correlated with higher Crypto Asset Volatility;
•an increase in retail Trading Volume of 633% for the year ended December 31, 2021, due to an increase in both MTUs and the average price of Bitcoin, Ethereum, and Other crypto assets; and
•an increase in the number of crypto assets supported on our platform, from 45 as of December 31, 2020 to 139 as of December 31, 2021. Our ability to expand our support of more crypto assets drove significant Trading Volume.
There are a number of factors that contribute to changes in crypto asset prices and Crypto Asset Volatility, including, but not limited to, changes in the supply and demand for a particular crypto asset, crypto market sentiment, macroeconomic factors, utility of a particular crypto asset, and idiosyncratic events.

Subscription and services revenue for the year ended December 31, 2021 increased by $472.5 million, or 1,050%, compared to the year ended December 31, 2020, predominantly due to the following:
•an increase in Blockchain rewards of $212.6 million for the year ended December 31, 2021, mainly as a result of increased user participation in reward generating activities, predominantly Staking activities including ETH 2.0 Staking which was launched in 2021;
•an increase in custodial fee revenue of $117.7 million for the year ended December 31, 2021, due to an increase in the average assets under custody of $99.0 billion over the same period. The growth in assets under custody was driven by new and existing customers, an increase of 72 assets supported by custody during the year ended December 31, 2021, and an increase in average crypto asset prices; and
•an increase in Earn campaign revenue of $55.4 million for the year ended December 31, 2021, driven by both an increase in MTUs that engaged with Earn campaigns and an increase in amounts earmarked by asset issuers for distribution over the same period. Our first Earn campaign was launched in June 2020.
Other revenue for the year ended December 31, 2021 increased by $348.4 million, or 256%, compared to the year ended December 31, 2020, driven by an increase in crypto assets sales revenue over the same period. We generated revenue from crypto asset sales where the transactions were fulfilled with our crypto assets to accommodate customers, primarily as a result of unanticipated system disruptions.
For the year ended December 31, 2021, we experienced 16 unanticipated system disruptions, including an exchange disruption, which resulted in $305.6 million of other revenue, or 63% of revenue from crypto asset sales to customers, compared to 12 unanticipated system disruptions which resulted in $94.8 million of other revenue, or 71% of revenue from crypto asset sales to customers for the year ended December 31, 2020. While the number of unanticipated system disruptions increased year-over-year, during the year ended December 31, 2021, the number of disruptions generally declined quarter-over-quarter, with the majority of disruptions taking place in the first half of the year. A system disruption which occurred on May 19, 2021 as a result of unprecedented short term spike in Trading Volume as well as the exchange disruption on September 7, 2021 were primarily responsible for the increase in crypto assets sales revenue during the year ended December 31, 2021.
We continue to make significant investments in database and network infrastructure to support heightened trading volumes on our platform in order to reduce unanticipated system disruptions.

Operating expenses

	Year Ended December 31,			% Change
	2021	2020	2019	2021	2020
	(in thousands)
Transaction expense	$1,267,924	$135,514	$82,055	836%	65%
Technology and development	1,291,561	271,732	185,044	375	47
Sales and marketing	663,689	56,782	24,150	1,069	135
General and administrative	909,392	279,880	231,929	225	21
Restructuring	—	—	10,140	—	(100)
Other operating expense, net	630,308	124,622	46,200	406	170
Total operating expenses	$4,762,874	$868,530	$579,518	448	50
Transaction expense for the year ended December 31, 2021 increased by $1.1 billion, or 836%, compared to the year ended December 31, 2020. Transaction expense is correlated with our net revenue. Transaction expense as a percentage of net revenue was 17% and 12% for the years ended December 31, 2021 and December 31, 2020, respectively.
The increase in transaction expense for the year ended December 31, 2021, compared to the year ended December 31, 2020, was predominantly due to the following:
•an increase of $519.3 million related to miner fees for the year ended December 31, 2021. This increase was driven by an increase in crypto assets required to pay blockchain network fees such as Ethereum gas prices and an increase in crypto asset prices. Ethereum gas prices rose substantially due to congestion on the network as we saw a surge in DeFi volume throughout the year. We expect this congestion to stabilize and improve as the Ethereum network implements solutions to help reduce transaction congestion;
•an increase of $206.3 million in transaction reversal losses for the year ended December 31, 2021, due to higher payment volume;
•an increase of $138.8 million related to rewards paid or payable to users from blockchain activities such as staking for the year ended December 31, 2021;
•an increase of $101.5 million in account verification fees for the year ended December 31, 2021, due to an increase in new user sign-ups; and
•an increase of $96.4 million in payment processing fees for the year ended December 31, 2021, due to higher settled Retail Trading Volume.
Technology and development expenses for the year ended December 31, 2021 increased by $1.0 billion, or 375%, compared to the year ended December 31, 2020 predominantly due to the following:
•an increase of $788.8 million for the year ended December 31, 2021 in personnel-related expenses due to a 129% increase in headcount growth, issuance of equity instruments in conjunction with business combinations, and higher payroll taxes as a result of increased exercises of stock options in conjunction with our direct listing of our Class A common stock on the Nasdaq Global Select Market on April 14, 2021, or the “Direct Listing. In December 2020, we began granting RSUs to employees which increased our stock-based compensation expense compared to our option grants; and
•an increase of $181.1 million in software and service costs for the year ended December 31, 2021, driven by continued investment in our products and platform. We expect that these costs will continue to increase in the future as we scale our teams and deliver new products and services for the cryptoeconomy.

Sales and marketing expenses for the year ended December 31, 2021 increased by $606.9 million, or 1,069%, compared to the year ended December 31, 2020. Sales and marketing as a percentage of net revenue was 9.0% and 5.0% during the years ended December 31, 2021 and December 31, 2020, respectively.
The increase in sales and marketing expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020, was predominantly driven by the following:
•an increase of $397.3 million in digital advertising spend for the year ended December 31, 2021;
•an increase of $105.7 million for the year ended December 31, 2021 in personnel-related expenses due to a 164% increase in headcount growth and higher payroll taxes as a result of increased exercises of stock options in conjunction with our Direct Listing. In December 2020, we began granting RSUs to employees which increased our stock-based compensation expense compared to our option grants; and
•an increase of $60.7 million in customer referral and promotion fees for the year ended December 31, 2021, largely due to new user incentive bonuses.
General and administrative expenses for the year ended December 31, 2021, increased by $629.5 million, or 225%, compared to the year ended December 31, 2020, predominantly driven by the following:
•an increase of $341.3 million for the year ended December 31, 2021 in personnel-related expenses due to a 130% increase in headcount growth and higher payroll taxes as a result of increased exercises of stock options in conjunction with our Direct Listing. In December 2020, we began granting RSUs to employees which increased our stock-based compensation expense compared to our option grants;
•an increase of $78.0 million in customer support costs for the year ended December 31, 2021, in order to respond to the increased customer inquiries during periods of high Trading Volume;
•an increase of $64.0 million in corporate business taxes largely due to an increase in net income; and
•$39.2 million of direct listing costs during the first half of 2021 associated with our Direct Listing.
Other operating expense, net for the year ended December 31, 2021, increased by $505.7 million, or 406%, compared to the year ended December 31, 2020, respectively, due to the following:
•an increase of $304.0 million for the year ended December 31, 2021, attributed to crypto assets sold in order to fulfill customer accommodation transactions as a result of unanticipated system disruptions; and
•$119.9 million net impairment on crypto assets decreasing below the carrying value of our crypto assets held during the year.

Other expense (income), net

	Year Ended December 31,			% Change
	2021	2020	2019	2021	2020
	(in thousands)
Other expense (income), net	$49,623	$(248)	$(367)	(20,109)%	(32)%
During the year ended December 31, 2021, we had other expense (income), net of $49.6 million loss compared to a $0.2 million gain for the year ended December 31, 2020. The change of $49.9 million in losses is largely driven by realized losses from foreign exchange of $61.4 million and interest expense on our Convertible Notes and Senior Notes of $29.2 million, offset by realized gains on investments of $19.1 million and unrealized gains from foreign exchange of $19.9 million.
(Benefit from) provision for income taxes

	Year Ended December 31,			% Change
	2021	2020	2019	2021	2020
	(in thousands)
(Benefit from) provision for income taxes	$(597,173)	$86,882	$(15,029)	(787)%	(678)%
The (benefit from) provision for income tax decreased by $684.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The reduction was primarily driven by the tax effect of higher compensation expenses on deductible stock option exercises at a fair market value as a result of our Direct Listing, net of limitations associated with the related tax deduction. We are entitled to a tax deduction for certain stock-based compensation equal to the difference between the fair market value of our common stock and the strike price, if any, at the date of inclusion in the grantee’s taxable income. Therefore, as our common stock price increases, the amount of allowable deductions will also increase, which could result in a lower effective tax rate. These deductions were higher in 2021 than in prior periods as a result of an elevated amount of exercises and sales post our Direct Listing.
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

We calculate Adjusted EBITDA as net income, adjusted to exclude provision for or benefit from income taxes, depreciation and amortization, interest expense, crypto asset borrowing costs, stock-based compensation expense, impairment, net, non-recurring Direct Listing expenses, restructuring expenses, non-recurring acquisition-related compensation expenses, unrealized gain or loss on foreign exchange, fair value gain or loss on derivatives, non-recurring legal reserves and related costs, and other loss, net.
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net Income (loss)	$3,624,120	$322,317	$(30,387)
Adjusted to exclude the following:
(Benefit from) provision for income taxes	(597,173)	86,882	(15,029)
Depreciation and amortization	63,651	30,962	16,878
Interest expense	29,160	—	—
Crypto asset borrowing costs	11,847	2,634	—
Stock-based compensation	820,685	69,889	31,147
Impairment, net(1)	119,921	8,355	2,252
Non-recurring Direct Listing expenses	39,160	—	—
Restructuring	—	—	10,140
Non-recurring acquisition-related compensation expenses	—	—	7,370
Unrealized (gain) loss on foreign exchange	(14,944)	1,057	(3,106)
Fair value (gain) loss on derivatives	(32,056)	5,254	—
Legal reserves and related costs	1,500	—	5,000
Other loss, net(2)	24,200	—	—
Adjusted EBITDA	$4,090,071	$527,350	$24,265
______________
(1)Impairment, net includes impairment on crypto assets still held and intangible assets.
(2)Other loss, net includes $25.1 million loss associated with an incident which did not breach our security infrastructure or broader systems, but for which impacted customers were reimbursed, offset by an unrealized gain of $0.9 million related to a contingent consideration arrangement.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily with cash from operating activities, and net proceeds from the issuances of convertible preferred stock and notes payable. In September 2021, we issued $2.0 billion in Senior Notes consisting of $1.0 billion of 2028 Senior Notes due on October 1, 2028 and $1.0 billion of 2031 Senior Notes due on October 1, 2031. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year at 3.375% and 3.625% per annum for the 2028 Senior Notes and 2031 Senior Notes, respectively. The entire principal amount of the Senior Notes is due at the time of maturity, unless repurchased or redeemed on an earlier date. In May 2021, we issued an aggregate of $1.44 billion of 2026 Convertible Notes. The 2026 Convertible Notes are senior unsecured obligations and bear interest at a rate of 0.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The initial conversion rate and conversion rate as of December 31, 2021 for the 2026 Convertible Notes is 2.6994 shares of our Class A common stock per $1,000 principal amount of 2026 Convertible Notes, which is equivalent to an initial conversion price of approximately $370.45 per share of the Class A common stock. The 2026 Convertible Notes mature on June 1, 2026, unless converted, redeemed or repurchased on an earlier date. See Note 11. Indebtedness, of the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more details on the Senior Notes and 2026 Convertible Notes transactions.
As of December 31, 2021, we had cash and cash equivalents of $7.1 billion, exclusive of restricted cash and customer custodial funds. Cash equivalents consisted primarily of cash deposits and money market funds denominated in U.S. dollars. As of December 31, 2021, we had restricted cash of $31.0 million which consisted primarily of amounts held in restricted bank accounts at certain third-party banks as security deposits or pledged as collateral to secure letters of credit. As of December 31, 2021, we had customer custodial funds of $10.5 billion which consisted of amounts held at certain third-party banks for the exclusive benefit of customers. Crypto asset trading on our platform occurs 24 hours a day. We restrict the use of the assets underlying the customer custodial funds to meet regulatory requirements based on their purpose and availability to fulfill our direct obligation under custodial funds due to customers.
Certain jurisdictions where we operate require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all custodial funds due to customers. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial funds, and in-transit funds receivable. As of December 31, 2021 and December 31, 2020, our eligible liquid assets were greater than the aggregate amount of custodial funds due to customers.
As of December 31, 2021, we had $100.1 million of USDC, a stablecoin which can be redeemed one USDC for one U.S. dollar on demand. While not accounted for as cash or cash equivalent, we believe our USDC holdings to be an important liquidity resource.
In August 2021, we announced our plans to invest over $500 million as well as 10% of our quarterly net income into a diversified portfolio of crypto assets. Our investments will be deployed over a multi-quarter window. We continue to execute all trades away from our crypto asset trading platform to avoid any conflict of interest with our customers. We may increase or decrease our allocation over time as the cryptoeconomy matures.

As of December 31, 2021, we held $566.5 million of crypto assets for investment and operational purposes at cost, excluding crypto assets borrowed. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets and the variability of our earnings will be dependent on the future fair value of such crypto assets. We have limited ability to predict whether the sale of crypto assets received from airdrops or forks will be material to our future earnings, which is dependent on the future market viability and fair value of such crypto assets. Our current policy is not to monetize unsupported forks or airdrops held on our platform. Crypto assets received through airdrops and forks, at the time of the airdrop or fork and at the end of the periods presented, are not material to our financial statements.
As of December 31, 2021 and December 31, 2020 the cost basis and fair value of our crypto assets held, excluding crypto asset borrowings, was as follows:

	December 31,
	2021		2020
	Cost(1)	Fair value(2)	Cost(1)	Fair value(2)
	(in millions)
Crypto assets held as investments:
Bitcoin	$87.9	$265.8	$13.3	$100.7
Ethereum	46.1	167.1	3.5	22.1
Other crypto assets	75.4	263.1	7.6	24.9
Total crypto assets held as investments	209.4	696.0	24.4	147.7

Crypto assets held for operating purposes:
Bitcoin	95.5	97.9	26.1	29.4
Ethereum	58.2	75.4	1.7	1.7
Other crypto assets	203.4	267.5	10.1	9.1
Total crypto assets held for operating purposes	357.1	440.8	37.9	40.2
Total crypto assets held, excluding crypto asset borrowings	$566.5	$1,136.8	$62.3	$187.9

Crypto assets held, excluding crypto asset borrowings:
Bitcoin	$183.4	$363.7	$39.4	$130.1
Ethereum	104.3	242.5	5.2	23.8
Other crypto assets	278.8	530.6	17.7	34.0
Total crypto assets held, excluding crypto asset borrowings	$566.5	$1,136.8	$62.3	$187.9
__________________

(1)Cost amounts shown are net of impairment recognized.
(2)The fair value of crypto assets held is based on quoted market prices for one unit of each crypto asset reported on our platform at 11:59 pm Coordinated Universal Time (UTC) on the last day of the respective period multiplied by the quantity of each crypto asset held.

We view our crypto asset investments as long term holdings and we do not plan to engage in regular trading of crypto assets. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Customer accommodations are fulfilled with crypto assets held for operational purposes. We recognized $43.1 million and $0.4 million of impairment expense on our crypto asset investment portfolio for the years ended December 31, 2021 and December 31, 2020, respectively.

Our cash flow from operating activities may materially fluctuate from period-to-period based on movement within our custodial funds due to customer liability. Since our customer custodial funds are included in cash and cash equivalents, any large fluctuations in the related liability will directly impact our cash flow from operating activities. In the short term, we believe our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements. In the long term, our ability to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including market acceptance of crypto assets and blockchain technology, our growth, our ability to attract and retain customers on our platform, the continuing market acceptance of our products and services, the introduction of new subscription products and services on our platform, expansion of sales and marketing activities, and overall economic conditions. We anticipate satisfying our short-term cash requirements with our existing cash and cash equivalents and may satisfy our long-term cash requirements with cash and cash equivalents on hand or with proceeds from a future equity or debt financing.
To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and cash and other requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. In the event that additional financing is required from outside sources, there is a possibility we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.
Our material cash requirements and contractual obligations arising in the normal course of business primarily consist of operating lease commitments, non-cancelable purchase obligations, long-term debt and related interest payments, and income taxes. With respect to operating lease commitments, which consists of operating leases for corporate offices, the total amount of lease payments due is $114.0 million, with $36.3 million due prior to December 31, 2022. With respect to non-cancelable purchase obligations, which consists of committed spend relating to advertising and technology infrastructure, the total amount due is $269.2 million, with $133.6 million due prior to December 31, 2022. See Notes 6. Leases, 11. Indebtedness and 17. Income Taxes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information pertaining to leases, debt, and income taxes as of December 31, 2021.
Cash flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$10,730,031	$3,004,070	$(80,594)
Net cash (used in) provided by investing activities	(1,124,740)	50,822	(105,353)
Net cash provided by (used in) financing activities	3,284,225	18,801	(16,605)
Net increase in cash, cash equivalents, and restricted cash	$12,889,516	$3,073,693	$(202,552)
Effect of exchange rates on cash	$(64,883)	$(2,081)	$(170)
Change in customer custodial funds	$6,762,841	$2,562,042	$(94,795)

Operating activities
We assess our cash flow from operating activities by adjusting for the change in customer custodial funds. We use this as a more accurate indicator of our cash growth and our ability to invest in our infrastructure and people to achieve our strategic objectives.
Net cash provided by operating activities was $10.7 billion for the year ended December 31, 2021, of which $6.7 billion related to cash from the change in custodial funds due to customers. Our net cash provided by operating activities, other than from custodial funds due to customers, reflected net income of $3.6 billion and non-cash adjustments of $272.6 million, which was driven by benefits from deferred income taxes and realized gains on crypto assets driven by net crypto assets received from operating activities. This was partially offset by stock-based compensation expense, impairment expense and depreciation and amortization expense. In addition to these changes were changes in operating assets and liabilities of $141.4 million.
Net cash provided by operating activities was $3.0 billion for the year ended December 31, 2020, of which $2.7 billion related to cash from the change in custodial funds due to customers. Our net cash provided by operating activities, other than from custodial funds due to customers, reflected net income of $322.3 million, non-cash adjustments of $64.8 million, which primarily consisted of $70.5 million in stock-based compensation, $31.0 million in depreciation and amortization, $25.0 million in non-cash lease expense, and $5.3 million in fair value derivative adjustments. These were partially offset by $54.0 million of net crypto assets received from operating activities and $23.7 million in realized gains on crypto assets which is excluded from operating activities and included in investing activities. In addition to these changes were changes in operating assets and liabilities, other than custodial funds due to customers, of $93.6 million.
Investing activities
Net cash used in investing activities of $1.1 billion for the year ended December 31, 2021 was due to $435.1 million in net outflow for the purchase and sale of crypto assets, $326.5 million for investments in companies and technologies, $211.7 million in net outflow for retail user loans originated and repaid, $70.9 million in net cash paid for acquisitions, $60.8 million related to the asset acquisition of assembled workforce and $22.1 million in capitalized internal-use software development costs.
Net cash provided by investing activities of $50.8 million for the year ended December 31, 2020 primarily related to $46.0 million in net proceeds from the purchase and sale of crypto assets and $33.6 million in net cash and customer custodial funds acquired in the acquisition of Tagomi Holdings, Inc. This was partially offset by investments in companies and technologies of $10.3 million, leasehold and real estate expenditures to support our increased headcount of $9.9 million and capitalized internal-use software development costs of $8.9 million.
Financing activities
Net cash provided by financing activities of $3.3 billion for the year ended December 31, 2021, was due to $2.0 billion of proceeds from the issuance of our Senior Notes, net of issuance costs and $1.4 billion of proceeds from the issuance of our Convertible Senior Notes, net of issuances costs, $217.1 million of proceeds from the issuance of common stock from stock option exercises, net of repurchases, $20.0 million of proceeds from the issuance of a short-term borrowing, and $19.9 million of proceeds received under the employee stock purchase plan. This was partially offset by $262.8 million of taxes paid related to net share settlement of equity awards and the purchase of $90.1 million of capped calls in connection with our Convertible Senior Notes.
Net cash provided by financing activities of $18.8 million for the year ended December 31, 2020 was due to $20.7 million in proceeds from the issuance of common stock, which was partially offset by a $1.9 million cash outflow to repurchase equity awards.

Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.
See Note 2. Significant Accounting Policies, of the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.
Revenue recognition
We primarily generate revenue through transaction fees charged on our platform. We charge a fee at the transaction level. The transaction price, represented by the trading fee, is calculated based on volume and may vary depending on payment type and the value of the transaction. The transaction fee is collected from the customer at the time the transaction is executed. In certain instances, the transaction fee can be collected in crypto assets, with revenue measured based on the amount of crypto assets received and the fair value of the crypto assets at the time of the transaction. For the year ended December 31, 2021, we collected approximately 13% of total revenue in crypto assets. We currently do not have any formal policies requiring conversion of these crypto assets received into fiat currency.
The transaction price includes estimates for reductions in revenue from transaction fee reversals that may not be recovered from customers. Such reversals occur when the customer disputes a transaction processed on their credit card or their bank account for a variety of reasons and seeks to have the charge reversed after we have processed the transaction. These amounts are estimated based upon the most likely amount of consideration to which we will be entitled. All estimates are based on historical experience and our best judgment at the time to the extent it is probable that a significant reversal of revenue previously recognized will not occur. All estimates of variable consideration are reassessed periodically. The total transaction price is allocated to the single performance obligation. While we recognize transaction fee reversals due to transaction reversals as a reduction of net revenue, crypto asset losses due to transaction reversals are included in transaction expense.
Business combinations
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to non-crypto intangible assets. These intangible assets do not have observable prices. We have generally applied a cost approach in estimating the fair values of acquired intangible assets, with the number of working hours required to recreate the intangible asset being a significant input to the estimate. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates.

Stock-based compensation
We estimate the fair value of stock options with only service-based conditions and purchase rights granted under our 2021 Employee Stock Purchase Plan, or the ESPP, on the date of grant using the Black-Scholes-Merton option-pricing model. The model requires management to make a number of estimates and assumptions, including the fair value of our underlying common stock (prior to listing our Class A common stock on the Nasdaq Global Select Market), expected volatility of our underlying common stock, expected term of the stock option, and expected dividend yield. The expected term of the stock option is based on the average period the stock option is expected to remain outstanding based on the stock option’s vesting and contractual terms. The expected stock price volatility assumption for our common stock is determined by using a weighted average of the historical stock price volatilities of comparable companies from a representative peer group, as sufficient trading history for our common stock is not available.
Common stock valuations
Prior to the Direct Listing of our Class A common stock on the Nasdaq Global Select Market, the fair value of our common stock was determined by our board of directors, with input from management, taking into account our most recent valuations from an independent third-party valuation specialist. Our board of directors intended all stock options granted to have an exercise price per share not less than the per share fair value of our common stock on the date of the grant and we believe that our board of directors had the relevant experience and expertise to determine the fair value of our common stock. The valuations of common stock were determined in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. If stock options were granted a short period of time prior to the date of a valuation report, we retrospectively assessed the fair value used for financial reporting purposes after considering the fair value reflected in the subsequent valuation report and other facts and circumstances on the date of grant as discussed below. The assumptions we used in the models were based on future expectations combined with management judgment and considered numerous and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:
•the results of contemporaneous valuations performed at periodic intervals by an independent valuation firm;
•the prices, rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•the prices of our convertible preferred stock and common stock sold to investors in arms-length transactions or offered to investors through a tender offer;
•our actual operating and financial performance and estimated trends and prospects for our future performance;
•our stage of development;
•the likelihood of achieving a liquidity event, such as an initial public offering, direct listing, or sale of our company, given prevailing market conditions;
•the lack of marketability involving securities in a private company;
•the market performance of comparable publicly-traded companies; and
•U.S. and global capital market conditions.

In valuing our common stock, our board of directors determined the equity value of our business generally using a weighting of the income and market approach valuation methods with input from management. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using an appropriate discount rate based on a weighted-average cost of capital and are adjusted to reflect the risks inherent in us achieving these estimated cash flows. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company.
For valuations prior to June 30, 2020, the equity valuation was based on both the income and the market approach valuation methods. Then, the option pricing method, or OPM, was used to allocate equity value to each class of our stock. When we had completed or were expecting to complete a convertible preferred stock financing, the terms and pricing of the financing round were included in the analysis used to estimate our value and the value of our common stock. These methods were consistent with prior valuations.
For valuations as of and subsequent to June 30, 2020, we used a hybrid method utilizing a combination of the option pricing method, or OPM, and the probability-weighted expected return method, or PWERM, in estimating the value of our common stock. Using the PWERM, the value of our common stock was estimated based upon a probability-weighted analysis of varying values for our common stock assuming possible future events for our company, including a scenario of an initial public offering or a direct listing of our common stock on a stock exchange and a scenario assuming continued operation as a private entity. We also applied a discount for lack of marketability to account for a lack of access to an active public market.
Application of these approaches involved the use of estimates, judgment, and assumptions that were highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions would have impacted our valuations as of each valuation date and may have had a material impact on the valuation of our common stock.
Our board of directors’ assessments of the fair value of our common stock for grant dates between the dates of an available third-party valuation report were based in part on the current available financial and operational information and the fair market value provided in the most recent available third-party valuation report as compared to the timing of each grant.
Following our Direct Listing, we use the closing price of our Class A common stock as reported on The Nasdaq Global Select Market on the date of grant for the fair value of our common stock, which is used in valuing stock options and RSUs and purchase rights under our ESPP. Future expense amounts for any particular period could be affected by changes in assumptions or market conditions.
Income taxes
We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. Management makes estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within provision for income taxes.
For U.S. federal tax purposes, crypto asset transactions are treated on the same tax principles as property transactions. We recognize a gain or loss when crypto assets are exchanged for other property, in the amount of the difference between the fair market value of the property received and the tax basis of the exchanged crypto assets. Receipts of crypto assets in exchange for goods or services are included in taxable income at the fair market value on the date of receipt.
Recent Accounting Pronouncements
See Note 2. Significant Accounting Policies, of the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk associated with the effect of changes in market factors on the value of the assets and liabilities held on our balance sheet, including interest rates, foreign exchange rates, prices of crypto assets, or volatilities such as market volatility or product liquidity.
Interest rate risk
We had cash and cash equivalents, including restricted cash and customer custodial funds, of $17.7 billion and $4.9 billion as of December 31, 2021 and December 31, 2020, respectively. Our investment policy and strategy related to our cash and cash equivalents and customer custodial funds is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents primarily consist of cash deposits and money market funds. We also earn interest income from a revenue agreement we hold with the issuer of USDC. Changes in interest rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis points increase or decrease in interest rates would have resulted in a $128.1 million and $21.3 million increase or decrease in total revenue for the years ended December 31, 2021 and December 31, 2020, respectively.
Foreign currency risk
We have exposure to foreign currency translation gains and losses arising from our net investment in international subsidiaries. The revenues, expenses, and financial results of these subsidiaries are recorded in the functional currency of the countries that these subsidiaries are located in, which is primarily Euros and Japanese Yen. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results in these international subsidiaries upon translation into U.S. dollars. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our operating results. A 10% increase or decrease in current exchange rates would not have a material impact on our financial results for the years ended December 31, 2021 and December 31, 2020, respectively.
Market volatility and other risks associated with derivatives
We have exposure to derivatives and related hedges measured at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility.
As of December 31, 2021, we have embedded derivative assets of $336.4 million, as well as embedded derivative liabilities of $93.6 million as a result of entering into transactions to borrow crypto assets, which are recorded on the consolidated balance sheets. In addition, we also have an embedded derivative asset of $9.0 million for accounts receivable that are denominated in crypto assets, which is recorded in Accounts and loans receivable, net of allowance in the consolidated balance sheets. As of December 31, 2020, we had embedded derivative liabilities of $127.1 million as a result of entering into transactions to borrow crypto assets and a warrant agreement to purchase crypto assets of $2.6 million, recorded on the consolidated balance sheets. A 10% increase or decrease in the fair value of the derivative positions would not have a material impact on our financial results for the years ended December 31, 2021 and December 31, 2020, respectively. For more information, see Notes 2. Summary of Significant Accounting Policies, and 12. Derivatives, of the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Market price risk of crypto assets
We generate substantially all of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction and may vary depending on payment type and the value of the transaction. We also generate total revenue from our subscription products and services and, while revenue from these products and services have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect our operating results. In particular, our future profitability may depend upon the market price of BTC and ETH, as well as Other crypto assets. Crypto asset prices, along with our operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets could have a material and adverse effect on our earnings, the carrying value of our crypto assets, and our future cash flows. This may also affect our liquidity and our ability to meet our ongoing obligations.
We record impairment charges on our crypto assets held when crypto asset prices decrease below the carrying value of these crypto assets. A 10% increase or decrease in the crypto asset prices would not have a material impact on our impairment charges. For more information, see Notes 2. Summary of Significant Accounting Policies, and 8. Goodwill and Intangible Assets, net, of the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Coinbase Global, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coinbase Global, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of Operations, Comprehensive Income, Changes in Convertible Preferred Stock and Stockholders’ Equity and Cash Flows, for the years in the period ended December 31, 2021 and 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Crypto Assets Held — Refer to Notes 2 and 19 to the financial statements
Critical Audit Matter Description
Crypto assets are generally accessible only by the possessor of the unique private key relating to the digital wallet in which the crypto assets are held. Accordingly, private keys must be safeguarded and secured in order to prevent an unauthorized party from accessing the crypto assets held in a digital wallet. The Company primarily holds crypto assets for its own use, and on behalf of customers, in wallets within its cold storage environment. The loss, theft, or otherwise compromise of access to the private keys required to access the crypto assets held in cold storage used to hold crypto assets could adversely affect the Company’s ability to access the crypto assets held in its environment. This could result in loss of corporate assets or could give rise to a potential contingent liability to reimburse customers for their losses.
We identified crypto assets held in cold storage as a critical audit matter due to the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatement related to the existence and rights & obligations of crypto assets held in cold storage. The nature and extent of audit effort required to address the matter includes significant involvement of more experienced engagement team members and discussions and consultations with subject matter experts related to the matter.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to Crypto Assets Held in cold storage included the following, among others:
•We consulted with subject matter experts regarding our planned audit response to address risks of material misstatement of Crypto Assets Held in cold storage.
•We tested the effectiveness of controls within the Company’s private key management process including controls related to physical access, key generation and destruction, and segregation of duties across the processes.
•We tested the effectiveness of management’s reconciliation control of internal books and records to external blockchains.
•We utilized our proprietary audit tool to independently obtain evidence from public blockchains to test the existence of crypto asset balances.
•We obtained evidence that management has control of the private keys required to access crypto assets held in cold storage through a combination of decoding cryptographic messages signed using selected private keys or through observing the movement of selected crypto assets.
•We evaluated the reliability of audit evidence obtained from public blockchains.

/s/ Deloitte & Touche LLP
San Francisco, California
February 24, 2022
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Coinbase Global, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Coinbase Global, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 (not presented herein), the related consolidated statements of operations, comprehensive income (loss), changes in convertible preferred stock and stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor from 2018 to 2020.
New York, New York
October 9, 2020 (except for Notes 2 and 6, in the previously filed 2019 financial statements, which are not presented herein, as to which the date is February 25, 2021)

Coinbase Global, Inc.
Consolidated Balance Sheets
(In thousands, except par value data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$7,123,478	$1,061,850
Restricted cash	30,951	30,787
Customer custodial funds	10,526,233	3,763,392
USDC	100,096	48,938
Accounts and loans receivable, net of allowance	396,025	189,471
Income tax receivable	61,231	—
Prepaid expenses and other current assets	135,849	39,510
Total current assets	18,373,863	5,133,948
Crypto assets held	988,193	316,094
Lease right-of-use assets	98,385	100,845
Property and equipment, net	59,230	49,250
Goodwill	625,758	77,212
Intangible assets, net	176,689	60,825
Other non-current assets	952,307	117,240
Total assets	$21,274,425	$5,855,414
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Custodial funds due to customers	$10,480,612	$3,849,468
Accounts payable	39,833	12,031
Accrued expenses and other current liabilities	439,559	88,783
Crypto asset borrowings	426,665	271,303
Lease liabilities, current	32,366	25,270
Total current liabilities	11,419,035	4,246,855
Lease liabilities, non-current	74,078	82,508
Long-term debt	3,384,795	—
Other non-current liabilities	14,828	—
Total liabilities	14,892,736	4,329,363
Commitments and contingencies (Note 19)
Convertible preferred stock, $0.00001 par value; 500,000 and 126,605 shares authorized at December 31, 2021 and December 31, 2020, respectively; zero and 112,878 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $578,750 at December 31, 2021 and December 31, 2020, respectively	—	562,467
Stockholders’ equity:
Class A common stock, $0.00001 par value; 10,000,000 and 267,640 shares authorized at December 31, 2021 and December 31, 2020, respectively; 168,807 and 12,204 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2	—
Class B common stock, $0.00001 par value; 500,000 and 208,414 shares authorized at December 31, 2021 and December 31, 2020; 48,310 and 60,904 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	2,034,658	231,024
Accumulated other comprehensive (loss) income	(3,395)	6,256
Retained earnings	4,350,424	726,304
Total stockholders’ equity	6,381,689	963,584
Total liabilities, convertible preferred stock, and stockholders’ equity	$21,274,425	$5,855,414
The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Net revenue	$7,354,753	$1,141,167	$482,949
Other revenue	484,691	136,314	50,786
Total revenue	7,839,444	1,277,481	533,735
Operating expenses:
Transaction expense	1,267,924	135,514	82,055
Technology and development	1,291,561	271,732	185,044
Sales and marketing	663,689	56,782	24,150
General and administrative	909,392	279,880	231,929
Restructuring	—	—	10,140
Other operating expense, net	630,308	124,622	46,200
Total operating expenses	4,762,874	868,530	579,518
Operating income (loss)	3,076,570	408,951	(45,783)
Other expense (income), net	49,623	(248)	(367)
Income (loss) before income taxes	3,026,947	409,199	(45,416)
(Benefit from) provision for income taxes	(597,173)	86,882	(15,029)
Net income (loss)	$3,624,120	$322,317	$(30,387)
Net income (loss) attributable to common stockholders:
Basic	$3,096,958	$108,256	$(30,387)
Diluted	$3,190,404	$127,471	$(30,387)
Net income (loss) per share attributable to common stockholders:
Basic	$17.47	$1.58	$(0.50)
Diluted	$14.50	$1.40	$(0.50)
Weighted-average shares of common stock used to compute net income (loss) per share attributable to common stockholders:
Basic	177,319	68,671	61,317
Diluted	219,965	91,209	61,317
The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$3,624,120	$322,317	$(30,387)
Other comprehensive (loss) income:
Translation adjustment, net of tax	(9,651)	6,977	(43)
Comprehensive income (loss)	$3,614,469	$329,294	$(30,430)

The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands)

	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2019	120,929	$569,232	59,850	$—	$47,257	$(678)	$453,492	$500,071
Issuance of Class A common stock	—	—	154	—	5,000	—	—	5,000
Repurchase of equity awards	—	—	(212)	—	(1,128)	—	(19,118)	(20,246)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	951	—	4,232	—	—	4,232
Vesting of restricted stock	—	—	199	—	1,389	—	—	1,389
Stock-based compensation expense	—	—	82	—	32,535	—	—	32,535
Conversion of preferred stock	(5,970)	(4,535)	5,970	—	4,535	—	—	4,535
Comprehensive loss	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	(30,387)	(30,387)
Balance at December 31, 2019	114,959	564,697	66,994	—	93,820	(721)	403,987	497,086
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	2,038	—	16,707	—	—	16,707
Repurchase of equity awards	—	—	—	—	(1,930)	—	—	(1,930)
Stock-based compensation expense	—	—	—	—	72,643	—	—	72,643
Issuance of equity instruments as consideration in business combination	—	—	1,304	—	31,349	—	—	31,349
Issuance of common stock to settle contingent consideration	—	—	691	—	16,205	—	—	16,205
Conversion of preferred stock	(2,081)	(2,230)	2,081	—	2,230	—	—	2,230
Comprehensive income	—	—	—	—	—	6,977	—	6,977
Net income	—	—	—	—	—	—	322,317	322,317
Balance at December 31, 2020	112,878	562,467	73,108	—	231,024	6,256	726,304	963,584
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	24,909	—	212,476	—	—	212,476
Stock-based compensation expense	—	—	—	—	824,153	—	—	824,153
Issuance of equity instruments as consideration for business combinations	—	—	3,985	—	544,588	—	—	544,588
Conversion of preferred stock	(112,878)	(562,467)	112,878	2	562,465	—	—	562,467
Issuance of common stock from exercise of warrants	—	—	412	—	433	—	—	433
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	—	—	1,775	—	(262,794)	—	—	(262,794)
Purchase of capped calls	—	—	—	—	(90,131)	—	—	(90,131)
Issuance of common stock under the Employee Stock Purchase Plan	—	—	50	—	12,444	—	—	12,444
Comprehensive loss	—	—	—	—	—	(9,651)	—	(9,651)
Net income	—	—	—	—	—	—	3,624,120	3,624,120
Balance at December 31, 2021	—	$—	217,117	$2	$2,034,658	$(3,395)	$4,350,424	$6,381,689
The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$3,624,120	$322,317	$(30,387)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	63,651	30,962	16,878
Impairment expense	329,652	8,355	2,252
Stock-based compensation expense	820,685	70,548	31,147
Provision for transaction losses and doubtful accounts	22,390	(2,966)	(4,679)
Loss on disposal of property and equipment	1,425	355	9,073
Deferred income taxes	(558,329)	474	(20,903)
Unrealized (gain) loss on foreign exchange	(14,944)	1,057	(3,106)
Non-cash lease expense	34,542	25,012	13,323
Change in fair value of contingent consideration	(924)	3,281	—
Realized (gain) loss on crypto assets	(178,234)	(23,682)	5,662
Crypto assets received as revenue	(1,015,920)	(94,158)	(11,408)
Crypto asset payments for expenses	815,783	40,205	11,622
Fair value (gain) loss on derivatives	(32,056)	5,254	—
Amortization of debt discount and issuance costs	5,031	—	—
(Gain) loss on investments	(20,138)	150	245
Changes in operating assets and liabilities:
USDC	(77,471)	37,936	35,303
Accounts and loans receivable	(8,016)	(157,156)	30,703
Income taxes, net	(62,145)	86,791	(1,912)
Other current and non-current assets	(20,060)	(48,677)	(38,594)
Custodial funds due to customers	6,691,859	2,710,522	(130,122)
Accounts payable	27,330	6,090	(2,387)
Lease liabilities	(20,596)	(24,998)	(11,025)
Other current and non-current liabilities	302,396	6,398	17,721
Net cash provided by (used in) operating activities	10,730,031	3,004,070	(80,594)
Cash flows from investing activities
Purchase of property and equipment	(2,910)	(9,913)	(33,521)
Proceeds from sale of property and equipment	31	—	2,293
Capitalized internal-use software development costs	(22,073)	(8,889)	(6,950)
Business combination, net of cash acquired	(70,911)	33,615	(5,698)
Purchase of investments	(326,513)	(10,329)	(7,938)
Purchase of assembled workforce	(60,800)	—	—
Asset acquisition	—	—	(55,389)
Proceeds from settlement of investments	5,159	303	374
Purchase of crypto assets held	(3,009,086)	(528,080)	(271,266)
Disposal of crypto assets held	2,574,032	574,115	272,742
Loans originated	(336,189)	—	—
Proceeds from repayment of loans	124,520	—	—
Net cash (used in) provided by investing activities	(1,124,740)	50,822	(105,353)
The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	217,064	20,731	4,353
Taxes paid related to net share settlement of equity awards	(262,794)	—	—
Proceeds received under the Employee Stock Purchase Plan	19,889	—	—
Cash paid to repurchase equity awards	—	(1,930)	(20,958)
Issuance of shares from exercise of warrants	433	—	—
Issuance of convertible senior notes, net	1,403,753	—	—
Issuance of senior notes, net	1,976,011	—	—
Purchase of capped calls	(90,131)	—	—
Proceeds from short-term borrowing	20,000	—	—
Net cash provided by (used in) financing activities	3,284,225	18,801	(16,605)
Net increase in cash, cash equivalents, and restricted cash	12,889,516	3,073,693	(202,552)
Effect of exchange rates on cash	(64,883)	(2,081)	(170)
Cash, cash equivalents, and restricted cash, beginning of period	4,856,029	1,784,417	1,987,139
Cash, cash equivalents, and restricted cash, end of period	$17,680,662	$4,856,029	$1,784,417

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$7,123,478	$1,061,850	$548,945
Restricted cash	30,951	30,787	34,122
Customer custodial funds	10,526,233	3,763,392	1,201,350
Total cash, cash equivalents, and restricted cash	$17,680,662	$4,856,029	$1,784,417

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,793	$—	$—
Cash paid during the period for income taxes	$68,614	$62,060	$2,165
Operating cash outflows for amounts included in the measurement of operating lease liabilities	$20,061	$40,011	$14,356

Supplemental schedule of non-cash investing and financing activities
Unsettled purchases of property and equipment	$808	$—	$5,522
Right-of-use assets obtained in exchange for operating lease obligations	$27,286	$2,146	$110,426
Non-cash consideration paid for business combinations	$571,196	$—	$—
Purchase of crypto assets and investments with non-cash consideration	$13,511	$662	$3,399
Issuance of common stock for non-cash consideration	$—	$—	$5,000
Crypto assets borrowed	$1,134,876	$194,696	$—
Crypto assets borrowed repaid with crypto assets	$609,600	$59,171	$—
The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

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
On April 14, 2021, Coinbase completed the direct listing of its Class A common stock on the Nasdaq Global Select Market (the “Direct Listing”).
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), and include the accounts of the Company and its subsidiaries. The Company’s subsidiaries are entities in which the Company holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Certain subsidiaries of the Company have a basis of presentation different from GAAP. For the purposes of the consolidated financial statements, the basis of presentation of such subsidiaries is converted to GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
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
Significant estimates and assumptions include the determination of the recognition, measurement, and valuation of current and deferred income taxes; the fair value of stock-based awards issued; the useful lives of intangible assets; the impairment of long-lived assets; the Company’s incremental borrowing rate; the fair value of assets acquired and liabilities assumed in business combinations, including contingent consideration arrangements; the fair value of derivatives and related hedges; the fair value of long-term debt; assessing the likelihood of adverse outcomes from claims and disputes; and loss provisions.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Foreign currency transactions
The Company’s functional currency is the U.S. dollar. The Company has exposure to foreign currency translation gains and losses arising from the Company’s net investment in foreign subsidiaries. The revenues, expenses, and financial results of these foreign subsidiaries are recorded in their respective functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax as applicable, included in Accumulated other comprehensive (loss) income (“AOCI”) within the consolidated statements of changes in convertible preferred stock and stockholders’ equity. Cumulative translation adjustments are released from AOCI and recorded in the statements of operations when the Company disposes or loses control of a consolidated subsidiary. Gains and losses resulting from remeasurement are recorded in Other income (loss), net within the consolidated statements of operations.

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
Fair value measurements
The Company measures certain assets and liabilities at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Cash and cash equivalents
Cash and cash equivalents include cash and interest-bearing highly liquid investments held at financial institutions, cash on hand that is not restricted as to withdrawal or use with an initial maturity of three months or less, and cash held in accounts at crypto trading venues. Crypto asset and fiat wallet service trading venues include other crypto asset trading platforms that hold money transmitter licenses, and where the Company holds funds in its accounts with those trading platforms. Cash and cash equivalents excludes customer legal tender, which is reported separately as Customer custodial funds in the accompanying consolidated balance sheets. Refer to Customer custodial funds and custodial funds due to customers below for further details.
Restricted cash
The Company has restricted cash deposits at financial institutions related to operational restricted deposits and a standby letter of credit.
Customer custodial funds and custodial funds due to customers
Customer custodial funds represent restricted cash and cash equivalents maintained in segregated Company bank accounts that are held for the exclusive benefit of customers. Custodial funds due to customers represent cash deposits held by customers in their fiat wallets and unsettled deposits and withdrawals. The Company restricts the use of the assets underlying the customer custodial funds to meet regulatory requirements and classifies the assets as current based on their purpose and availability to fulfill its direct obligation under custodial funds due to customers.
Certain jurisdictions where the Company operates require the Company to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all custodial funds due to customers. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial funds, and in-transit funds receivable. As of December 31, 2021 and December 31, 2020, the Company’s eligible liquid assets were greater than the aggregate amount of custodial funds due to customers.
USDC
USD Coin (“USDC”) is accounted for as a financial instrument; one USDC can be redeemed for one U.S. dollar on demand from the issuer.
Accounts and loans receivable and allowance for doubtful accounts
Accounts and loans receivable are contractual rights to receive cash either on demand or on fixed or determinable dates, and are recognized as an asset on the Company’s balance sheet. Accounts and loans receivable consists of in-transit customer receivables, trade finance receivables, custodial fee revenue receivable, loans receivable, interest receivable, and other receivables.
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
Trade finance receivables represent funds due for crypto assets delivered to credit eligible customers and are typically received within three business days from the transaction date. Trade finance receivables enable customers to instantly invest in crypto assets without pre-funding their trade.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Custodial fee revenue receivable represents the fee earned and receivable by the Company for providing a dedicated secure cold storage solution to customers. The fee is based on a contractual percentage of the daily value of assets under custody and is generally collected on a monthly basis. Such custodial fee revenue income is included in Net revenue in the consolidated statements of operations.
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
The Company held $100.1 million and $48.9 million of USDC as of December 31, 2021 and December 31, 2020, respectively. The underlying U.S. dollar denominated assets are recognized by the issuer in U.S. regulated financial institutions on behalf of USDC holders.
As of December 31, 2021, the Company had no customers who accounted for more than 10% of the Company’s accounts and loans receivable. As of December 31, 2020, two customers accounted for more than 10% of the Company’s accounts and loans receivable. One customer had fiat of $45.0 million transferred to their platform account prior to December 31, 2020, but the Company had not yet settled the transaction by collecting payment. The Company had extended $20.5 million of trade financing to the second customer as of December 31, 2020. As these customers had transferred or were in the process of transferring funds to their portfolio equal to or in excess of the crypto assets purchased, the Company did not record an allowance for doubtful accounts.
As of December 31, 2021 and December 31, 2020, the Company had no payment processors or bank partners representing more than 10% of accounts and loans receivable. During the years ended December 31, 2021, December 31, 2020 and December 31, 2019 no customer accounted for more than 10% of total revenue.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Crypto assets held
The crypto assets held by the Company, with no qualifying fair value hedge, are accounted for as intangible assets with indefinite useful lives, and are initially measured at cost. Crypto assets accounted for as intangible assets are subject to impairment losses if the fair value of crypto assets decreases below the carrying value at any time during the period. The fair value is measured using the quoted price of the crypto asset at the time its fair value is being measured. Impairment expense is reflected in Other operating expense, net in the consolidated statements of operations. The Company assigns costs to transactions on a first-in, first-out basis.
Crypto assets held as the hedged item in qualifying fair value hedges are initially measured at cost. Subsequent changes in fair value attributable to the hedged risk are adjusted to the carrying amount of these crypto assets, with changes in fair value recorded in Other operating expense, net in the consolidated statements of operations.
The Company recognizes crypto assets received through airdrops or forks if the crypto asset is expected to generate probable future benefit and if the Company is able to support the trading, custody, or withdrawal of these assets. The Company records the crypto assets received through airdrops or forks at their cost.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in lease right-of-use (“ROU”) assets and lease liabilities in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. Most leases do not provide an implicit rate, so the Company uses its incremental borrowing rate. The operating lease ROU assets also include any lease payments made before commencement and exclude lease incentives.
The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has made the policy election to account for short-term leases by recognizing the lease payments in profit or loss on a straight-line basis over the lease term and not recognizing these leases on the Company’s consolidated balance sheets. Variable lease payments are recognized in profit or loss in the period in which the obligation for those payments is incurred. The Company has real estate lease agreements with lease and non-lease components for which the Company has made the accounting policy election to account for these agreements as a single lease component.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Property and equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of the estimated useful life of the asset or the remaining lease term. The estimated useful lives of the Company’s property, equipment, and software are generally as follows:

Property and equipment	Useful life
Furniture and fixtures	Three to five years
Computer equipment	Two to five years
Leasehold improvements	Lesser of useful life or remaining lease term
Capitalized software	One to three years
Construction-in-progress represents costs incurred on the construction of leasehold improvements that have not been completed or placed in service as of the end of the year, and accordingly, no depreciation expense has been recorded.
Capitalized software consists of costs incurred during the application development stage of internal-use software or implementation of a hosting arrangement that is a service contract. Capitalized costs consist of salaries and compensation costs for employees, fees paid to third-party consultants who are directly involved in development efforts, and costs incurred for upgrades and enhancements to add functionality of the software. Other costs that do not meet the capitalization criteria are expensed as incurred.
Long-lived assets, including ROU assets, goodwill, and acquired intangible assets
The Company evaluates the recoverability of long-lived assets on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event future undiscounted cash flows do not exceed the carrying amount of the assets, the asset would be considered impaired. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis (October 1 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For the periods presented, the Company did not have any goodwill impairment charges.
Acquired intangible assets with a definite useful life are amortized over their estimated useful lives on a straight-line basis. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Intangible assets assessed as having indefinite lives are not amortized, but are assessed for indicators that the useful life is no longer indefinite or for indicators of impairment each period.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Investments
The Company holds the following categories of investments, which are included in other non-current assets in the consolidated balance sheets.
Equity method investments
The Company holds equity investments in privately held companies. The Company applies the equity method of accounting for investments in other entities when it holds between 20% and 50% of the common stock or in-substance common stock in the entity, or when it exercises significant influence over the entity. Under the equity method, the Company’s share of each entity’s profit or loss is reflected in Other expense (income), net in the consolidated statements of operations.
Strategic investments
The Company’s strategic investments primarily include investments in equity instruments where the Company (1) holds less than 20% ownership in the entity, and (2) does not exercise significant influence. These are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or impairment.
Crypto asset borrowings
The Company borrows crypto assets from third parties on an unsecured basis. Such crypto assets borrowed by the Company are reported in crypto assets held on the Company’s consolidated balance sheets.
The borrowings are accounted for as hybrid instruments, with a liability host contract that contains an embedded derivative based on the changes in the fair value of the underlying crypto asset. The host contract is not accounted for as a debt instrument because it is not a financial liability, is carried at the fair value of the assets acquired and reported in crypto asset borrowings in the consolidated balance sheets. The embedded derivative is accounted for at fair value, with changes in fair value recognized in Other operating expense, net in the consolidated statements of operations. The embedded derivatives are included in crypto asset borrowings in the consolidated balance sheets.
The term of these borrowings can either be for a fixed term of less than one year or can be open-ended and repayable at the option of the Company or the lender. These borrowings bear a fee payable by the Company to the lender, which is based on a percentage of the amount borrowed and is denominated in the related crypto asset borrowed. The borrowing fee is recognized on an accrual basis and is included in Other operating expense, net in the consolidated statements of operations.
Derivative contracts
Derivative contracts derive their value from underlying asset prices, other inputs or a combination of these factors. Derivative contracts are recognized as either assets or liabilities in the consolidated balance sheets at fair value, with changes in fair value recognized in Other operating expense, net.
As a result of the Company entering into transactions to borrow crypto assets, an embedded derivative is recognized relating to the differences between the fair value of the amount borrowed, which is recognized on the borrowing effective date, and the fair value of the amount that will ultimately be repaid, based on changes in the spot price of the crypto asset over the term of the borrowing. This embedded derivative is accounted for as a forward contract to exchange at maturity the fixed amount of the crypto asset to be repaid.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Derivatives designated as hedges
The Company applies hedge accounting to certain derivatives executed for risk management purposes. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. The Company uses fair value hedges primarily to hedge the fair value exposure of crypto asset prices. For qualifying fair value hedges, the changes in the fair value of the derivative and the fair value of the hedged item, the crypto assets, are recognized in current-period earnings in Other operating expense, net in the consolidated statements of operations. Derivative amounts affecting earnings are recognized in the same line item as the earnings effect of the hedged item.
Revenue recognition
See Note 4. Revenue, for information on the Company’s accounting policies for revenue recognition.
Contract acquisition costs
The Company has elected to apply the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would otherwise have been recognized is one year or less.
Transaction expense
Transaction expense includes costs incurred to operate the Company’s platform, process crypto asset trades, and perform wallet services. These costs include account verification fees, miner fees to process transactions on blockchain networks, fees paid to payment processors and other financial institutions for customer transaction activity, and crypto asset losses due to transaction reversals. Transaction expense also includes rewards paid to users for blockchain activities conducted by the Company, such as staking. Fixed-fee costs are expensed over the term of the contract and transaction-level costs are expensed as incurred.
Technology and development
Technology and development expenses include personnel-related expenses incurred in operating, maintaining, and enhancing the Company’s platform. These costs also include website hosting, infrastructure expenses, costs incurred in developing new products and services and the amortization of acquired developed technology.
Sales and marketing
Sales and marketing expenses primarily include costs related to customer acquisition, advertising and marketing programs, and personnel-related expenses. Sales and marketing costs are expensed as incurred.
General and administrative
General and administrative expenses include personnel-related expenses incurred to support the Company’s business, including legal, finance, compliance, human resources, customer support, executive, and other support operations. These costs also include software subscriptions for support services, facilities and equipment costs, depreciation, amortization of acquired customer relationship intangible assets, gains and losses on disposal of fixed assets, legal reserves and settlements, and other general overhead. General and administrative costs are expensed as incurred.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Other operating expense, net
Other operating expense, net includes cost of the Company’s crypto assets used to fulfill customer accommodation transactions. Periodically, as an accommodation to customers, the Company may fulfill customer transactions using its own crypto assets. The Company has custody and control of the crypto assets prior to the sale to the customer. Accordingly, the Company records the total value of the sale in other revenue and the cost of the crypto asset in other operating expense.
Other operating expense, net also includes impairment and realized gains on the sale of crypto assets, realized gains and losses resulting from the settlement of derivative instruments, and fair value gains and losses related to derivatives and derivatives designated in qualifying fair value hedge accounting relationships.
Stock-based compensation
The Company recognizes stock-based compensation expense using a fair-value based method for costs related to all equity awards granted under its equity incentive plans to employees, directors and non-employees of the Company including restricted stock, restricted stock units (“RSUs”), stock options and purchase rights granted under the Company’s 2021 Employee Stock Purchase Plan (the "ESPP").
The fair value of restricted stock and RSUs is estimated based on the fair value of the Company’s common stock on the date of grant.
The Company estimates the fair value of stock options with only service-based conditions and purchase rights under the ESPP on the date of grant using the Black-Scholes-Merton option-pricing model. The model requires management to make a number of assumptions, including the fair value and expected volatility of the Company’s underlying common stock price, expected life of the option, risk-free interest rate, and expected dividend yield. The fair value of the underlying stock is the fair value of the Company’s common stock on the date of grant. The expected stock price volatility assumption for the Company’s stock is determined by using a weighted average of the historical stock price volatility of comparable companies from a representative peer group, as sufficient trading history for the Company’s common stock is not available. The Company uses historical exercise information and contractual terms of options to estimate the expected term. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury zero coupon bonds with terms consistent with the expected term of the award at the time of grant. The expected dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.
Prior to the Direct Listing, the fair value of the underlying common stock was determined using the probability weighted expected return method, with a discounted cash flow model or a market multiples method used for each expected outcome. Following the Direct Listing, the fair value of the underlying common stock is the closing price of the Company’s Class A common stock as reported on the Nasdaq Global Select Market on the grant date.
Stock-based compensation expense is recorded on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures of awards as they occur, with previously recognized compensation reversed in the period that the awards are forfeited.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Income taxes
The Company accounts for income taxes using the asset and liability method whereby deferred tax asset and liability account balances are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when management estimates that it is more likely than not that deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in future periods.
The Company is required to evaluate the tax positions taken in the course of preparing its tax returns to determine whether tax positions are more likely than not of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense.
For U.S. federal tax purposes, crypto asset transactions are treated on the same tax principles as property transactions. The Company recognizes a gain or loss when crypto assets are exchanged for other property, in the amount of the difference between the fair market value of the property received and the tax basis of the exchanged crypto assets. Receipts of crypto assets in exchange for goods or services are included in taxable income at the fair market value on the date of receipt.
Net income (loss) per share
The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock and certain of its restricted common stock were deemed participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.
Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants, vesting of RSUs, vesting of restricted common stock, conversion of the Company’s convertible preferred stock and convertible notes, and settlement of contingent consideration.
Segment reporting
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a global consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. While the Company does have revenue from multiple products and geographies, no measures of profitability by product or geography are available, so discrete financial information is not available for each such component. As such, the Company has determined that it operates as one operating segment and one reportable segment.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
On August 5, 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity, by removing certain separation models that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. After adoption of ASU 2020-06 entities will not separately present in equity an embedded conversion feature in such debt. Instead entities will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible instrument was issued at a substantial premium. ASU 2020-06 also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. Under ASU 2020-06, entities must apply the more dilutive of the if-converted method and the two-class method to all convertible instruments; the treasury stock method is no longer available. ASU 2020-06 eliminates an entity’s ability to overcome the presumption of share settlement, and as a result, the issuers of convertible debt that may be settled in any combination of cash or stock at the issuer’s option, must use the more dilutive among the if-converted method and the two-class method in computing diluted net income per share, which is typically more dilutive than the net share settlement under the treasury stock method. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. The Company early adopted ASU 2020-06 on January 1, 2021. The adoption of this new guidance did not have an impact on the Company’s consolidated financial statements since the Company had no existing convertible notes prior to issuance of the 2026 Convertible Notes, described below, in the second quarter of 2021. Further, the Company’s outstanding convertible preferred stock, which was converted into either Class A common stock or Class B common stock in conjunction with the Company’s Direct Listing, did not contain any beneficial conversion feature. The Company’s 2026 Convertible Notes are accounted for in accordance with this new guidance. See Note 11. Indebtedness for additional information.
Accounting pronouncements pending adoption
On October 28, 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The new standard is effective for the Company for its fiscal year beginning January 1, 2023 and interim periods within its fiscal year beginning January 1, 2023. Early adoption is permitted. The Company is evaluating the impact of adopting this standard.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
Prior to the acquisition, the Company held a minority ownership stake in Bison Trails, which was accounted for as a cost method investment. In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the cost method investment was remeasured to fair value as of the acquisition date. The Company considered multiple factors in determining the fair value of the previously held cost method investment, including the price negotiated with the selling shareholders and current trading multiples for comparable companies. Based on this analysis, the Company recognized an $8.8 million gain on remeasurement, which was recorded in other expense (income), net in the consolidated statement of operations on the acquisition date.
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
The total consideration transferred in the acquisition was $457.3 million, consisting of the following (in thousands):

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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements as of the date of acquisition. The following table summarizes the fair values of assets acquired and liabilities assumed using a cost based approach (in thousands):

Cash and cash equivalents	$12,201
Crypto assets held	5,177
Accounts and loans receivable, net of allowance	2,323
Prepaid expenses and other current assets	122
Intangible assets	39,100
Goodwill	404,167
Other non-current assets	1,221
Lease right-of-use assets	808
Total assets	465,119

Accounts payable	526
Accrued expenses and other current liabilities	1,920
Lease liabilities	808
Other non-current liabilities	4,597
Total liabilities	7,851
Net assets acquired	$457,268
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in years)
Developed technology	$36,000	3
In-process research and development ("IPR&D")	1,200	N/A
User base	1,900	3
The intangible assets will be amortized on a straight-line basis over their respective useful lives to Technology and development expenses for developed technology and General and administrative expenses for user base. Amortization of the IPR&D will be recognized in Technology and development expenses once the research and development is placed into service as internally developed software. Management applied significant judgment in determining the fair value of intangible assets, which involved the use of estimates and assumptions with respect to development costs and profit, costs to recreate customer relationships, market participation profit, and opportunity cost.
Total acquisition costs of $3.7 million were incurred related to the acquisition, which were recognized as an expense and included in General and administrative expenses in the consolidated statements of operations.
The impact of this acquisition was not considered significant to the Company’s consolidated financial statements for the current period presented and pro forma financial information has not been provided.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Other Acquisitions
During the year ended December 31, 2021, the Company also completed five other acquisitions that were not material individually, but were material when aggregated. In each of these acquisitions the Company acquired all issued and outstanding common stock and stock options of the acquiree.
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
The aggregate total preliminary consideration transferred in these acquisitions was $211.0 million, consisting of the following (in thousands):

Common stock of the Company - issued	$65,717
Common stock of the Company - to be issued	58,173
RSUs	3,019
Cash	62,425
Cash payable	5,918
Contingent consideration arrangement	15,752
Aggregate total purchase consideration	$211,004
The aggregate purchase consideration includes 160,840 shares of the Company’s Class A common stock to be issued six months after the respective acquisition date. The fair value of these shares on the acquisition date is included in Additional paid-in capital. Additionally, 51,619 shares of the Company’s Class A common stock included in the aggregate purchase consideration that were issued, or to be issued, are subject to an indemnity holdback. These shares will be released between 15 and 18 months after the closing date of each transaction.
Also included in the aggregate purchase consideration is the original estimated fair value of the contingent consideration arrangement agreed to in one of the acquisitions. The contingent consideration consists of two separate tranches. The first tranche is settled one year after the closing date and may result in delivery of up to 75,534 shares of the Company’s Class A common stock if specified revenue targets are met during the first year after the closing date. The second tranche is settled two years after the closing date and may result in delivery of up to another 75,534 shares of the Company’s Class A common stock if specified revenue targets are met during only the second year after the closing date. For each tranche, the revenue targets are adjusted for changes in the combined Bitcoin and Ethereum market capitalization since the closing date. The total number of shares of the Company’s Class A common stock issued to settle the contingent consideration arrangement would be adjusted downward in proportion to recognized revenues that do not meet the specified revenue targets.
The contingent consideration arrangement is included in Other non-current liabilities and subject to subsequent measurement at fair value with changes in fair value recognized through Other expense (income), net.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements as of the dates of acquisition of each transaction. The following table summarizes the aggregate estimated fair values of assets acquired and liabilities assumed using a cost based approach (in thousands):

Cash and cash equivalents	$8,039
Accounts receivable, net of allowance	57
Prepaid expenses and other assets	276
Intangible assets	62,100
Goodwill	144,379
Total assets	214,851

Accounts payable	359
Accrued expenses and other current liabilities	983
Other non-current liabilities	2,505
Total liabilities	3,847
Net assets acquired	$211,004
The excess of aggregate purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill of $144.4 million, of which $77.1 million is expected to be deductible for US tax purposes based on the preliminary values. The goodwill balance is primarily attributed to the assembled workforce, market presence, synergies, and the use of purchased technology to develop future products and technologies.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the dates of acquisition of each transaction (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in years)
Developed technology	$45,900	2.5
User base	1,000	2.5
In process research and development	2,300	N/A
Customer relationships	12,900	4.3
The intangible assets will be amortized on a straight-line basis over their respective useful lives to Technology and development expenses for developed technology and General and administrative expenses for customer relationships and user base. Amortization of the IPR&D will be recognized in Technology and development expenses once the research and development is placed into service as internally developed software. Management applied significant judgment in determining the fair value of intangible assets, which involved the use of estimates and assumptions with respect to development costs and profit, costs to recreate customer relationships, market participation profit, and opportunity cost. These valuations incorporate significant unobservable inputs classified as Level 3.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Total acquisition costs of $4.3 million were incurred related to these other acquisitions, which were recognized as expenses and included in General and administrative expenses in the consolidated statements of operations. The Company also entered into employment agreements with key employees of the acquirees, which included stock-based compensation arrangements. In conjunction with these agreements, the Company recognized $5.5 million of compensation expenses on the acquisition dates included in Technology and development expenses. Stock-based compensation arrangements offered to these key employees with vesting conditions will be recognized as compensation expense in future periods. See Note 16. Stock-Based Compensation, for additional details regarding stock-based compensation issued to employees.
The impact of these acquisitions were not considered significant to the Company’s consolidated financial statements for the current period presented and pro forma financial information has not been provided.
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
The total consideration transferred in the acquisition was $41.8 million, consisting of the following (in thousands):

Common stock of the Company	$30,589
Replacement of Tagomi options and warrants	760
Cash	1,906
Settlement of pre-existing receivable	8,537
Total purchase consideration	$41,792

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash and cash equivalents	$13,777
Customer custodial funds	19,837
Crypto assets held	5,687
Accounts and loans receivable, net of allowance	5,795
Prepaid expenses and other current assets	633
Intangible assets	7,350
Goodwill	22,516
Other non-current assets	1,611
Total assets	77,206

Custodial funds due to customers	20,787
Accounts payable	5,887
Accrued expenses and other current liabilities	66
Crypto borrowings	8,674
Total liabilities	35,414
Net assets acquired	$41,792
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net revenue
Transaction revenue
Retail, net	$6,490,992	$1,040,246	$432,919
Institutional, net	346,274	55,928	30,086
Total transaction revenue	6,837,266	1,096,174	463,005
Subscription and services revenue
Blockchain rewards	223,055	10,413	188
Custodial fee revenue	136,293	18,561	3,009
Earn campaign revenue	63,125	7,720	117
Interest income	25,835	5,535	14,414
Other subscription and services revenue	69,179	2,764	2,216
Total subscription and services revenue	517,487	44,993	19,944
Total net revenue	7,354,753	1,141,167	482,949

Other revenue
Crypto asset sales revenue	482,550	133,688	39,863
Corporate interest and other income	2,141	2,626	10,923
Total other revenue	484,691	136,314	50,786
Total revenue	$7,839,444	$1,277,481	$533,735

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Blockchain rewards
The Company generates revenues in crypto assets through various blockchain protocols where the Company controls the staking validator address. These blockchain protocols, or the participants that form the protocol networks, reward users for performing various activities on the blockchain, such as participating in proof-of-stake networks and other consensus algorithms. The Company considers itself the principal in transactions with the blockchain networks, and therefore presents such blockchain rewards earned on a gross basis. Blockchain rewards are primarily comprised of Staking revenue in which the Company participates in networks with proof-of-stake consensus algorithms, through creating or validating blocks on the network using the staking validators that it controls. In exchange for participating in the consensus mechanism of these networks, the Company earns rewards in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that the Company controls. Revenue is measured based on the number of tokens received and the fair value of the token at contract inception. Staking revenue does not include revenue from delegation services that are offered as part of Coinbase Cloud, which are included in Other subscription and services revenue.
Custodial fee revenue
The Company provides a dedicated secure cold storage solution to customers and earns a fee, which is based on a contractual percentage of the daily value of assets under custody. The fee is collected on a monthly basis. These contracts typically have one performance obligation which is provided and satisfied over the term of the contracts as customers simultaneously receive and consume the benefits of the services. The contract may be terminated by a customer at any time, without incurring a penalty. Customers are billed on the last day of the month during which services were provided, with the amounts being due within thirty days of receipt of the invoice. Amounts receivable from customers for custodial fee revenue, net of allowance, were $22.4 million and $4.4 million as of December 31, 2021 and December 31, 2020, respectively. The allowance recognized against these fees was not material for any of the periods presented.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Other subscription and services revenue
Other subscription and services revenue primarily includes revenue from Coinbase Cloud, which includes staking application, delegation, and infrastructure services, as well as revenue from subscription licenses. Generally, these contracts with customers contain one performance obligation, may have variable and non-cash consideration, and are satisfied at a point in time or over the period that services are provided.
Other revenue
Other revenue includes the sale of crypto assets and corporate interest and other income. Periodically, as an accommodation to customers, the Company may fulfill customer transactions using the Company’s own crypto assets held for operating purposes. The Company has custody and control of the crypto assets prior to the sale to the customer and records revenue at the point in time when the sale to the customer is processed. Accordingly, the Company records the total value of the sale in other revenue and the cost of the crypto assets in Other operating expense, net within the consolidated statements of operations. The cost of crypto assets used in fulfilling customer transactions was $436.0 million, $131.9 million and $38.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Related party transactions
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue with related parties of $29.1 million, $3.4 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and December 31, 2020, amounts receivable from related parties were $4.5 million and $0.6 million, respectively.
Revenue by geographic location
In the table below are the revenues disaggregated by geography, based on domicile of the customer or booking location, as applicable (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$6,339,270	$966,153	$417,260
Rest of the World(1)	1,500,174	311,328	116,475
Total revenue	$7,839,444	$1,277,481	$533,735
__________________
(1)No other individual country accounted for more than 10% of total revenue

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
5.    ACCOUNTS AND LOANS RECEIVABLE, NET OF ALLOWANCE
Accounts and loans receivable, net of allowance consisted of the following (in thousands):

	December 31,
	2021	2020
In-transit customer receivables	$102,720	$90,571
Trade finance receivables	1,865	66,326
Custodial fee revenue receivable	23,727	4,636
Loans receivable(1)	218,461	6,790
Interest and other receivables	73,803	23,309
Allowance for doubtful accounts(2)	(24,551)	(2,161)
Total accounts and loans receivable, net of allowance	$396,025	$189,471
__________________
(1)The fair value of collateral held as security exceeded the outstanding loans receivable as of December 31, 2021 and December 31, 2020, so no allowance was recorded.
(2)Includes provision for transaction losses of $16.8 million and $1.3 million as of December 31, 2021 and December 31, 2020, respectively.

Loans receivable
The Company grants loans to retail users and institutions. As of December 31, 2021 and December 31, 2020, the Company had granted loans with an outstanding balance of $218.5 million and $6.8 million, respectively. The related interest receivable on the loans as of December 31, 2021 and December 31, 2020, was $1.3 million and less than $0.1 million, respectively.
The amounts loaned are collateralized with the crypto assets held by the borrower in their crypto asset wallet on the Company’s platform. The Company does not have the right to use such collateral unless the borrower defaults on the loans. The Company’s credit exposure is significantly limited and no allowance was recorded against these loans receivable. Loans receivable are measured at amortized cost. The carrying value of the loans approximates their fair value. As of December 31, 2021 and December 31, 2020, there were no loans receivable past due.
6.    LEASES
The Company has operating leases for corporate offices. The leases have remaining lease terms of less than one year to five years. The leases generally contain options to extend or terminate the lease. However, these were not included in determining the lease terms as the Company is not reasonably certain to exercise those options. The Company rents or subleases certain of these corporate offices to third parties. The Company recognized sublease income of $6.7 million, $6.6 million and $2.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The remaining terms of these subleases range from ten months to three years.
The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$34,074	$30,231	$17,421
Short-term lease cost	374	358	3,031
Total lease cost	$34,448	$30,589	$20,452

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Other information related to leases was as follows as of:

	December 31,
	2021	2020
Weighted-average remaining lease term (in years)	2.0	4.1
Weighted-average discount rate	3.02%	4.62%
The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate because the interest rate implicit in the leases is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located.
Maturities of lease liabilities were as follows (in thousands):

2022	$36,268
2023	35,266
2024	32,630
2025	9,036
2026	792
Thereafter	—
Total lease payments	113,992
Less imputed interest	(7,548)
Total	$106,444
430 California office space
In September 2020, the Company renegotiated the terms of its office space lease in San Francisco, California, which included a partial give back of space for which the lease had not yet commenced. The terms of the agreement provided that the Company would pay a cancellation fee of $7.9 million and commit to enter into leases at the lessor’s other properties, with a minimum committed spend of $15.5 million spread over the period from September 2020 to December 31, 2025.
7.    PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Furniture and fixtures	$7,307	$7,161
Construction in progress	535	358
Computers and equipment	3,542	2,815
Leasehold improvements	43,048	40,589
Capitalized software	47,044	22,815
Total cost	101,476	73,738
Accumulated depreciation and amortization	(42,246)	(24,488)
Total, net	$59,230	$49,250
Depreciation and amortization expense was $18.4 million, $14.3 million, and $7.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Total additions to capitalized software were $22.2 million, $12.1 million and $9.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Long-lived assets, which consisted of property and equipment, net and operating lease ROU assets, by geography were as follows (in thousands):

	December 31,
	2021	2020
United States	$145,203	$148,199
Rest of the World(1)	12,412	1,896
Total long-lived assets	$157,615	$150,095
________________
(1)No other individual country accounted for more than 10% of total long-lived assets.
8.    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$77,212	$54,696
Additions due to business combinations	548,546	22,516
Balance, end of period	$625,758	$77,212
There was no impairment recognized against goodwill at the beginning or end of the periods presented.
Intangible assets
Intangible assets consisted of the following (in thousands, except years data):

As of December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Acquired developed technology	$100,908	$(34,865)	$66,043	1.97
User base	2,997	(1,020)	1,977	1.75
Customer relationships	79,491	(27,789)	51,702	3.68
Non-compete agreement	2,402	(1,161)	1,241	2.58
Assembled workforce	60,800	(8,324)	52,476	1.43
In-process research and development(1)	3,000	—	3,000	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Crypto assets held(2)	988,193	—	988,193	N/A
Total	$1,238,041	$(73,159)	$1,164,882
________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years.
(2)Crypto assets held as of December 31, 2021 includes $38.1 million of crypto assets loaned to customers under the trade finance receivables settlement arrangements as these did not meet the criteria for derecognition.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

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
Amortization expense of intangible assets was $45.3 million, $16.7 million and $9.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company estimates that there is no significant residual value related to its amortizing intangible assets. During the years ended December 31, 2021, 2020 and 2019, the Company recorded impairment charges of $0.5 million, $0 and $1.6 million, respectively, related to its intangible assets, excluding crypto assets held. Impairment expense is included in Other operating expense, net in the consolidated statements of operations.
Crypto assets held are accounted for as an indefinite-lived intangible asset. Thus, unless they are designated as hedged items in fair value hedges, crypto assets are recognized at cost and subject to impairment losses if the fair value of crypto assets decreases below the carrying value at any time during the period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. The Company recorded gross impairment charges of $329.2 million, $8.4 million and $0.7 million during the years ended December 31, 2021, 2020 and 2019, respectively, due to the observed market price of crypto assets decreasing below the carrying value at some point during the period. The Company partially recovered impairments recorded during the period through both subsequent crypto asset sales and disposals. Impairment charges of $119.4 million relate to the crypto assets still held as of December 31, 2021. Impairment expense is included in Other operating expense, net in the consolidated statements of operations.
Crypto assets borrowed that have been designated as hedged items in fair value hedges are initially measured at cost. Subsequent changes in fair value attributable to the hedged risk are adjusted to the carrying amount of these crypto assets, with changes in fair value recorded in Other operating expense, net in the consolidated statements of operations. See Note 12. Derivatives, for additional details regarding crypto assets designated as hedged items in fair value hedges.
Crypto assets held consisted of the following (in thousands):

	December 31,
	2021	2020
Crypto assets held as investments	$209,415	$24,438
Crypto assets held for operating purposes	357,093	37,830
Crypto assets borrowed	421,685	253,826
Total crypto assets held	$988,193	$316,094
See Note 13. Fair Value Measurements, for additional details regarding the carrying value of the Company’s crypto assets held.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The expected future amortization expense for intangible assets other than IPR&D as of December 31, 2021 is as follows (in thousands):

2022	$88,982
2023	58,034
2024	14,591
2025	9,694
2026	2,138
Thereafter	—
Total expected future amortization expense	$173,439
9.    PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets and other non-current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses and other current assets
Prepaid expenses	$123,246	$36,218
Warrant to purchase crypto assets	—	2,575
Deposits	9,658	—
Other	2,945	717
Total prepaid expenses and other current assets	$135,849	$39,510

Other non-current assets
Equity method investments	$1,463	$2,000
Strategic investments	363,950	26,146
Deferred tax assets	573,547	20,807
Deposits	13,347	68,287
Total other non-current assets	$952,307	$117,240

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Strategic investments
The Company makes strategic investments in various companies and technologies through Coinbase Ventures, the Company’s venture capital arm. Strategic investments primarily include equity investments in privately held companies without readily determinable fair values where the Company (1) holds less than 20% ownership in the entity, and (2) does not exercise significant influence. These investments are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) and impairment. The components of strategic investments accounted for under the measurement alternative included in the table above are presented below (in thousands):

	December 31,
	2021	2020
Carrying amount, beginning of period	$26,146	$15,599
Net additions(1)	320,316	9,687
Upward adjustments	8,019	1,307
Previously held interest in Bison Trails (see Note 3)	(2,000)	—
Impairments and downward adjustments	(50)	(447)
Carrying amount, end of period(2)	$352,431	$26,146
________________
(1)Net additions include additions from purchases and reductions due to exits of securities and reclassifications due to changes to capital structure.
(2)Excludes $11.5 million of strategic investments that are not accounted for under the measurement alternative.
Upward adjustments, impairments, and downward adjustments from remeasurement of investments are included in Other expense (income), net in the consolidated statements of operations. As of December 31, 2021, cumulative upward adjustments were $4.6 million and cumulative impairments and downward adjustments were $0.5 million. As of December 31, 2020, cumulative upward adjustments and impairments and downward adjustments were $1.6 million and $0.5 million, respectively.
During the year ended December 31, 2021, the Company invested an aggregate of $203.1 million in investees in which certain related parties of the Company held an interest over 10%. During the year ended December 31, 2020, the Company invested an aggregate of $0.5 million in investees of which certain related parties of the Company held an interest over 10%.
10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued expenses	$195,810	$33,987
Accrued payroll and payroll related	146,313	23,403
Income taxes payable	4,553	5,805
Other payables	92,883	25,588
Total accrued expenses and other current liabilities	$439,559	$88,783

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
11.     INDEBTEDNESS
Convertible Senior Notes
In May 2021, the Company issued an aggregate principal amount of $1.44 billion of convertible senior notes due in 2026 (the “2026 Convertible Notes”) pursuant to an indenture, dated May 18, 2021 (the “Convertible Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2026 Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).
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
The initial conversion rate and conversion rate as of December 31, 2021 for the 2026 Convertible Notes is 2.6994 shares of the Company's Class A common stock per $1,000 principal amount of 2026 Convertible Notes, which is equivalent to an initial conversion price of approximately $370.45 per share of the Class A common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the Convertible Notes Indenture.
The 2026 Convertible Notes will be convertible at the option of the holders before December 1, 2025 only upon the occurrence of certain events, and from and after December 1, 2025, at any time at their election until the close of business on the second scheduled trading day immediately preceding June 1, 2026, only under certain circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally, in the event of a corporate event constituting a fundamental change (as defined in the Convertible Notes Indenture), holders of the 2026 Convertible Notes may require the Company to repurchase all or a portion of their 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes being repurchased, plus accrued and unpaid special interest or additional interest, if any, to, but excluding, the date of the fundamental change repurchase.
The Company accounted for the 2026 Convertible Notes wholly as debt because (1) the conversion features do not require bifurcation as a derivative under ASC 815 and (2) the 2026 Convertible Notes were not issued at a substantial premium.
Discounts on the 2026 Convertible Notes reflect a 1% original issue discount of $14.4 million and debt issuance costs related to the 2026 Convertible Notes of $19.4 million, which include commissions payable to the initial purchasers and third-party offering costs. As of December 31, 2021, the outstanding aggregate principal balance of the 2026 Convertible Notes and the related unamortized discounts were $1.44 billion and $29.4 million, respectively.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Capped Calls
On May 18, 2021, in connection with the pricing of the 2026 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions (the "option counterparties") at a cost of $90.1 million. The Capped Calls cover, subject to customary adjustments, the number of shares of the Company’s Class A common stock initially underlying the 2026 Convertible Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2026 Convertible Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Convertible Notes its Class A common stock price exceeds the conversion price of the 2026 Convertible Notes. The Capped Calls have an initial strike price of approximately $370.45 per share of Class A common stock and an initial cap price of approximately $478.00 per share of Class A common stock.
The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to Additional paid-in capital within stockholders’ equity.
Senior Notes
In September 2021, the Company completed the issuance of an aggregate principal amount of $1.0 billion of Senior Notes due on October 1, 2028 (the “2028 Senior Notes”) and an aggregate principal amount of $1.0 billion of Senior Notes due on October 1, 2031 (the “2031 Senior Notes” and together with the 2028 Senior Notes, the “Senior Notes”). The Senior Notes were issued within the United States only to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The Company issued the Senior Notes at par and paid approximately $24.0 million in total debt issuance costs, which includes commissions payable to the initial purchasers and third-party offering costs. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 2022 at 3.375% per annum for the 2028 Senior Notes and 3.625% per annum for the 2031 Notes. The entire principal amount of the Senior Notes is due at the time of maturity, unless repurchased or redeemed at an earlier date. The Senior Notes were issued pursuant to an indenture, dated September 17, 2021 (the “Senior Notes Indenture”), among the Company, the Guarantor (as defined below) and U.S. Bank National Association, as trustee.
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
In addition, prior to October 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes with net cash proceeds from certain equity offerings at a redemption price equal to 103.375% of the principal amount of the 2028 Senior Notes to be redeemed and 103.625% of the principal amount of the 2031 Senior Notes to be redeemed, in each case, plus any accrued and unpaid interest. Upon the occurrence of a change of control triggering event (as defined in the Senior Notes Indenture), the Company must offer to repurchase each series of Senior Notes at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus any accrued and unpaid interest, to, but excluding, the applicable repurchase date.
The Senior Notes are guaranteed by one of the Company’s domestic subsidiaries, Coinbase, Inc. (the “Guarantor”). Further, the indenture governing the Senior Notes contains customary covenants that restrict the ability of the Company and certain of its subsidiaries to incur debt and incur liens. The Company is not aware of any instances of any non-compliance with the covenants as of December 31, 2021.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2021, the outstanding aggregate principal balance of the 2028 Senior Notes and the related unamortized discounts were $1.0 billion and $11.6 million, respectively. As of December 31, 2021, the outstanding aggregate principal balance of the 2031 Senior Notes and the related unamortized discounts were $1.0 billion and $11.7 million, respectively.
Interest
The following table summarizes the 2026 Convertible Notes, the 2028 Senior Notes and the 2031 Senior Notes (in thousands, except percentages):

		Year Ended December 31, 2021
Indebtedness	Effective interest rate	Coupon interest expense	Amortization of debt discounts and debt issuance costs	Total interest expense
2026 Convertible Notes	0.98%	$4,230	$4,311	$8,541
2028 Senior Notes	3.57%	9,732	435	10,167
2031 Senior Notes	3.77%	10,167	285	10,452
Total		$24,129	$5,031	$29,160
Discounts are amortized to interest expense using the effective interest method over the contractual term of the respective note. Interest expense is included in Other expense (income), net in the consolidated statements of operations.
12.    DERIVATIVES
The Company’s crypto asset borrowings are accounted for as hybrid instruments, with a liability host contract that contains an embedded derivative based on the changes in the fair value of the underlying crypto asset. The host contract is not accounted for as a debt instrument because it is not a financial liability. The embedded derivative is accounted for at fair value, with changes in fair value recognized in Other operating expense, net in the consolidated statements of operations. The liability host contracts and embedded derivatives are included in Crypto asset borrowings in the consolidated balance sheets.
For risk management purposes, the Company applies hedge accounting using the embedded derivatives in qualifying fair value hedges to primarily hedge the fair value exposure of crypto asset prices. For qualifying fair value hedges, the changes in the fair value of the derivative and the fair value of the hedged item, the crypto assets, are recognized in current-period earnings in Other operating expense, net in the consolidated statements of operations. Derivative amounts affecting earnings are recognized in the same line item as the earnings effect of the hedged item.
During the year ended December 31, 2021, the Company provided services for which, under the contract, the customer pays in crypto assets. The amount of crypto assets are fixed at the time of invoicing. The right to receive fixed amounts of crypto assets consists of a receivable host contract and an embedded forward contract to purchase crypto assets. The host contract is initially measured based on the fair value of the crypto assets at contract inception, along with an embedded derivative with an initial fair value of zero. The embedded derivative is subsequently measured at fair value, with changes in fair value recognized in Other operating expense, net in the consolidated statements of operations. The receivable host contract and embedded derivative are included in Accounts and loans receivable, net of allowance in the consolidated balance sheets.
During the year ended December 31, 2020, the Company also entered into a warrant to purchase crypto assets from the respective crypto asset issuer. This contract was accounted for as a derivative at fair value, with changes in fair value recognized in Other operating expense, net in the consolidated statements of operations. The warrant was included in Prepaid expenses and other current assets in the consolidated balance sheet. The warrant was exercised in 2021.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding, in native units.

	December 31,
	2021	2020
Crypto asset borrowings with embedded derivatives:
BTC	8,001	9,305
ETH	10,506	3,000
ICP	750,000	—
XRP	—	1,500,000

Warrant to purchase crypto assets:
UNI	—	800,000
The following tables summarize information on derivative assets and liabilities that are reflected in the consolidated balance sheets, by accounting designation (in thousands):

	Gross derivative assets			Gross derivative liabilities
December 31, 2021	Not designated as hedges	Designated as hedges	Total derivative assets	Not designated as hedges	Designated as hedges	Total derivative liabilities
Crypto asset borrowings with embedded derivatives	$—	$336,396	$336,396	$—	$93,616	$93,616
Accounts receivable denominated in crypto assets	9,033	—	9,033	—	—	—
Total fair value of derivative assets and liabilities	$9,033	$336,396	$345,429	$—	$93,616	$93,616

	Gross derivative assets			Gross derivative liabilities
December 31, 2020	Not designated as hedges	Designated as hedges	Total derivative assets	Not designated as hedges	Designated as hedges	Total derivative liabilities
Crypto asset borrowings with embedded derivatives	$—	$—	$—	$12,696	$114,395	$127,091
Warrant to purchase crypto assets	2,575	—	2,575	—	—	—
Total fair value of derivative assets and liabilities	$2,575	$—	$2,575	$12,696	$114,395	$127,091
Fair value hedge gains and losses
The following table presents derivative instruments used in fair value hedge accounting relationships, as well as pre-tax gains (losses) recorded on such derivatives and the related hedged items (in thousands):

	Gains (losses) recorded in income
	Year ended December 31, 2021			Year ended December 31, 2020
	Derivatives	Hedged items	Income statement impact	Derivatives	Hedged items	Income statement impact
Crypto asset borrowings with embedded derivatives	$87,730	$(70,577)	$17,153	$(114,395)	$113,102	$(1,293)

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The following amounts were recorded in the consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the consolidated statements of operations in future periods as an adjustment to Other operating expense, net (in thousands):

		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items
December 31, 2021	Carrying amount of the hedged items	Active hedging relationships	Discontinued hedging relationships	Total
Crypto assets held	$421,685	$(240,771)	$—	$(240,771)

		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items
December 31, 2020	Carrying amount of the hedged items	Active hedging relationships	Discontinued hedging relationships	Total
Crypto assets held	$247,735	$113,102	$—	$113,102
Crypto asset borrowings
The carrying value of the outstanding host contracts as of December 31, 2021 and December 31, 2020 was $669.4 million and $144.2 million, respectively. The fair value of the embedded derivative assets and liabilities as of December 31, 2021 was $336.4 million and $93.6 million, respectively. The fair value of the embedded derivative assets and liabilities as of December 31, 2020 was $0 and $127.1 million, respectively. Of the outstanding host contracts and embedded derivative liabilities, as of December 31, 2021, $1.3 million and $0.5 million were due to a related party, respectively.
During the year ended December 31, 2021 and December 31, 2020, the fees on these borrowings ranged from 0.0% to 10.0% and 1.7% to 10.0%, respectively. During the year ended December 31, 2021 and December 31, 2020, the Company incurred $11.8 million and $2.6 million of borrowing fees in crypto assets, respectively. These borrowing fees are included in Other operating expense, net in the consolidated statements of operations.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
13.    FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$4,813,621	$—	$—	$4,813,621	$212,818	$—	$—	$212,818
Customer custodial funds(2)	3,566,072	—	—	3,566,072	1,171,274	—	—	1,171,274
Crypto assets held(3)	—	421,685	—	421,685	—	247,735	—	247,735
Derivative assets(4)(5)	—	345,429	—	345,429	—	—	2,575	2,575
Total assets	$8,379,693	$767,114	$—	$9,146,807	$1,384,092	$247,735	$2,575	$1,634,402

Liabilities
Derivative liabilities(5)	$—	$93,616	$—	$93,616	$—	$127,091	$—	$127,091
Contingent consideration arrangement	—	—	14,828	14,828	—	—	—	—
Total liabilities	$—	$93,616	$14,828	$108,444	$—	$127,091	$—	$127,091
__________________
(1)Excludes corporate cash of $2.3 billion and $849.0 million held in deposit at financial institutions and crypto asset trading venues and not measured and recorded at fair value as of December 31, 2021 and December 31, 2020, respectively.
(2)Excludes customer custodial funds of $7.0 billion and $2.6 billion held in deposit at financial institutions and not measured and recorded at fair value as of December 31, 2021 and December 31, 2020, respectively.
(3)Includes crypto assets held that have been designated as hedged items in fair value hedges and excludes crypto assets of $566.5 million and $68.4 million held at cost as of December 31, 2021 and December 31, 2020, respectively.
(4)Level 3 derivative assets represent a warrant to purchase crypto assets, which are included in Prepaid expenses and other current assets in the consolidated balance sheets.
(5)Excludes crypto asset borrowings of $669.4 million and $144.2 million, representing the host liability contract which is not measured and recorded at fair value as of December 31, 2021 and December 31, 2020, respectively. Additionally, excludes the host contract of $17.4 million related to accounts receivable denominated in crypto assets as of December 31, 2021.

The Company did not make any transfers between the levels of the fair value hierarchy during the years ended December 31, 2021 and December 31, 2020.
Level 3 derivative asset
The following table presents a reconciliation of the derivative asset measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$2,575	$—
Change in fair value	14,757	2,575
Exercise of warrant	(17,332)	—
Balance, end of period	$—	$2,575

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The derivative asset balance was included in Prepaid expenses and other current assets in the consolidated balance sheet. The derivative asset was represented by a warrant agreement to purchase crypto assets from asset issuers. Upon exercise of the warrant, the underlying crypto assets were subject to transfer and sale restrictions, and vested over periods of between one to four years. The fair value of the warrant was based on the number of crypto assets to be received upon exercise, the fair value of the crypto assets, and a discount for lack of marketability due to the underlying restriction on the crypto assets. The discount for lack of marketability was estimated using the Finnerty and Asian put option models. The fair value adjustments were included in Other operating expense, net in the consolidated statements of operations. The following significant unobservable inputs were used:

	Year Ended December 31,
	2021	2020
Discount rate	0.01% - 0.15%	0.07% - 0.12%
Historical volatility of comparable crypto assets	105% - 175%	90% - 125%
Level 3 contingent consideration arrangement liability
The following table presents a reconciliation of the contingent consideration arrangement measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$—	$12,924
Fair value recorded in connection with acquisition	15,752	—
Change in fair value	(924)	3,281
Settlement	—	(16,205)
Balance, end of period	$14,828	$—
On August 27, 2020, the Company issued 690,756 shares of its Class A common stock to settle a certain contingent consideration arrangement pursuant to the terms of the arrangement.
The Company’s contingent consideration arrangements were included in Other non-current liabilities and changes in fair value are recognized through Other expense (income), net.
During the year ended December 31, 2021, the estimated fair value of the contingent consideration arrangement was determined using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the expected payoff on each of the settlement dates. The expected payoff was determined by forecasting revenues for the acquired entity and simulating changes to the price of the Company’s Class A common stock, as well as BTC and ETH market capitalization, using a risk-neutral Geometric Brownian Motion path. The simulations also utilized the estimated volatility of and correlation between these variables. During the year ended December 31, 2020, the fair value of the contingent consideration arrangement was based on the fair value of the number of shares of the Company’s Class A common stock that were expected to be issued. The fair value of the contingent consideration was based on significant inputs not observable in the market and as such, incorporates Level 3 inputs. The following significant unobservable inputs were used:

	Year Ended December 31,
	2021	2020
Discount rate	30.0%	17.5%
Volatility of forecasted revenues	146.1%	N/A
Long-term growth rate	N/A	3.0%
Revenue growth rate	N/A	3% - 61%

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Assets and liabilities measured and recorded at fair value on a non-recurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment, and crypto assets held but not designated in hedging relationships are adjusted to fair value when an impairment charge is recognized. The Company’s strategic investments are also measured at fair value on a non-recurring basis. Such fair value measurements are based predominantly on Level 3 inputs. Fair value of crypto assets held are predominantly based on Level 2 inputs.
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
The Company estimates the fair value of its 2026 Convertible Notes and Senior Notes based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of December 31, 2021, the estimated fair value of the 2026 Convertible Notes and Senior Notes were $1.54 billion and $1.86 billion, respectively.
14.    CONVERTIBLE PREFERRED STOCK
On April 1, 2021, in anticipation of the Direct Listing and following a vote by the requisite holders of the convertible preferred stock, all outstanding shares of the Company’s convertible preferred stock were converted into 8,556,952 shares of the Company’s Class A common stock and 103,850,006 shares of the Company’s Class B common stock. Effective immediately following the conversion, the Company amended and restated its certificate of incorporation (the “Restated Certificate of Incorporation”) to authorize 500,000,000 shares of undesignated preferred stock. See Note 15. Common Stock for additional details. The Company’s board of directors (the “Board”) has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.
As of December 31, 2021, there were no shares of convertible preferred stock issued and outstanding.
A summary of the Company’s authorized, issued, and outstanding shares of convertible preferred stock as of December 31, 2020, is presented in the following table (in thousands, except per share data).

	As of December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Original Issue Price per Share	Liquidation Preference	Carrying Value
FF Preferred	5,739	5,739	$—	$—	$11
Series A	30,929	27,349	0.19721	5,394	4,946
Series B	25,416	21,831	1.00676	21,978	19,228
Series C	32,542	31,656	2.76488	87,525	83,146
Series D	17,471	17,471	8.25390	144,205	135,738
Series E	14,508	8,832	36.19220	319,648	319,398
	126,605	112,878		$578,750	$562,467

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The change in the number of outstanding shares of convertible preferred stock per class was as follows (in thousands):

	Series FF	Series A	Series B	Series C	Series D	Series E
Balance at January 1, 2021	5,739	27,349	21,831	31,656	17,471	8,832
Conversion to Class A common stock	—	(117)	—	(36)	(43)	(8,832)
Conversion to Class B common stock	(5,739)	(27,232)	(21,831)	(31,620)	(17,428)	—
Balance at December 31, 2021	—	—	—	—	—	—
During the years ended December 31, 2021 and December 31, 2020, there were sales of convertible preferred stock between stockholders. Pursuant to the terms of sale of the convertible preferred stock, those preferred shares converted to Class A common stock. The Company did not sell any shares or receive any proceeds from the transactions.
The holders of FF Preferred and Series A, Series B, Series C, Series D, and Series E convertible preferred stock had certain rights, preferences and privileges as follows:
Voting rights
The holders of FF Preferred and Series A, Series B, Series C, Series D, and Series E convertible preferred stock were subject to the Company’s amended and restated voting agreement and were entitled to the number of votes equal to the voting power of the number of shares of common stock into which their shares of convertible preferred stock could be directly converted with FF Preferred and Series A, Series B, Series C, and Series D convertible preferred stock converting into Class B common stock entitled to ten votes per share and Series E convertible preferred stock converting into Class A common stock entitled to one vote per share. The holders of Series A convertible preferred stock had a right to elect one member of the Board and holders of Series C convertible preferred stock had a right to elect one member of the Board.
Dividends
The holders of Series A, Series B, Series C, Series D, and Series E convertible preferred stock, prior and in preference to holders of FF Preferred, Class A common stock, or Class B common stock, were entitled to receive dividends on a pari passu basis at the rate of 6% of the respective original issue price per annum on each outstanding share.
The dividends were non-cumulative and were payable when, as and if declared by the Board. After payment of such dividends to holders of Series A, Series B, Series C, Series D, and Series E convertible preferred stock, any additional dividends were required to be distributed to holders of all classes of stock on a pro rata basis, based on the number of shares of Class A common stock and Class B common stock held by each holder (assuming conversion of all shares of convertible preferred stock into shares of common stock). As of December 31, 2021, no dividends had been declared or paid.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Liquidation rights
In the event of any liquidation event of the Company (a voluntary or involuntary liquidation, a merger where the holders of common stock and convertible preferred stock own less than a majority of the resulting voting power of the surviving entity, or a sale of substantially all the assets of the Company), before any distribution or payment was required to be made to the holders of FF Preferred, Class A common stock, or Class B common stock, the holders of Series A, Series B, Series C, Series D, and Series E convertible preferred stock were entitled to receive out of the assets legally available for distribution, liquidating distributions in the amount of the greater of (a) the original per share purchase prices of $0.19721 for Series A convertible preferred stock, $1.00676 for Series B convertible preferred stock, $2.76488 for Series C convertible preferred stock, $8.2539 for Series D convertible preferred stock, and $36.1922 for Series E convertible preferred stock, plus all declared but unpaid dividends or (b) an amount per share as would have been payable had each share of convertible preferred stock converted into Class A common stock or Class B common stock, as applicable, immediately prior to the liquidation event.
If liquidation proceeds were insufficient to permit payment to the stockholders of convertible preferred stock of their preferential amount, then all liquidation proceeds were required to be distributed with equal priority, on a pro-rata basis, among the holders of the Series A, Series B, Series C, Series D, and Series E convertible preferred stock in proportion to their liquidation preference. After payment of all preferential amounts required to be paid to the holders of Series A, Series B, Series C, Series D, and Series E convertible preferred stock, the remaining assets available for distribution were required to be distributed among the holders of FF Preferred, the Class A common stock, and Class B common stock on a pro-rata basis, based on the number of shares held by each holder.
As the shares of convertible preferred stock contained liquidation features that were not solely within the Company’s control, these liquidation features resulted in the Series FF, Series A, Series B, Series C, Series D, and Series E convertible preferred stock being classified as mezzanine equity rather than as a component of stockholders’ equity.
Conversion
Each share of FF Preferred was convertible, at the option of the holder, at any time after the date of issuance according to a conversion ratio, initially $1.00, subject to adjustments for stock splits, stock dividends, and dilution.
If a share of FF Preferred was purchased by an investor in connection with an equity financing, each such share of stock transferred to the investor was required to automatically convert into shares of a subsequent series of convertible preferred stock. If a transfer of shares was neither made in connection with an equity financing or authorized by a majority of the Board, the FF Preferred was required to automatically convert into such number of shares of Class B common stock.
In the event the Company at any time after the original issue date of Series A, Series B, Series C, Series D, and Series E convertible preferred stock issued additional shares of capital stock without consideration or for consideration per share less than the Series A conversion price, Series B conversion price, Series C conversion price, Series D conversion price, or Series E conversion price, as applicable, then the conversion price of the above mentioned convertible preferred stock was required to be adjusted (subject to certain customary exceptions).

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Each share of FF Preferred and Series A, Series B, Series C, and Series D convertible preferred stock was required to automatically convert into that number of shares of Class B common stock and each share of Series E convertible preferred stock was required to automatically convert into that number of shares of Class A common stock determined in accordance with the conversion ratio on the earlier of (i) the closing of an underwritten public offering of Class A common stock under the Securities Act, in which the Company received at least $100 million in aggregate net proceeds or (ii) (a) with respect to Series A, Series B, Series C, Series D, and Series E convertible preferred stock, the written request from the holders of at least a majority of the then outstanding shares of convertible preferred stock, each voting exclusively and as a separate class and voting together as a single class on an as-converted basis and (b) with respect to FF Preferred, the written request from the holders of at least a majority of the then outstanding shares of FF Preferred, voting exclusively and as a separate class.
Redemption
No shares of convertible preferred stock were unilaterally redeemable by either the stockholders or the Company. The Company’s Amended and Restated Certificate of Incorporation provided that upon a liquidation event, the holders of convertible preferred stock were entitled to receive the original issue price plus declared but unpaid dividends.
15.    COMMON STOCK
Effective October 1, 2018, the Company implemented a dual class voting structure pursuant to which it authorized the issuance of Class A common stock and Class B common stock. The Class B common stock had ten votes per share and the Class A common stock had one vote per share. The common stock outstanding prior to the implementation of the dual class voting structure was reclassified into Class B common stock. Generally, any subsequent sale or transfer of Class B common stock resulted in the automatic conversion of such Class B common stock into Class A common stock (subject to certain customary exceptions). Generally, any subsequent sale or transfer of convertible preferred stock that was convertible into Class B common stock resulted in that convertible preferred stock becoming convertible into Class A common stock (subject to certain customary exceptions). The holders of shares of Class A common stock and Class B common stock, voting as a separate class, had a right to elect two members of the Board. Furthermore, holders of Class A common stock and Class B common stock, voting together with holders of convertible preferred stock (other than Series E convertible preferred stock) and Series FF preferred stock on an as-converted to common stock basis, were entitled to fill any remaining vacancies on the Board.
On April 1, 2021, in anticipation of the Direct Listing and upon a vote by the requisite holders of the Company’s convertible preferred stock, all outstanding shares of convertible preferred stock were converted into 8,556,952 shares of Class A common stock and 103,850,006 shares of Class B common stock.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Effective April 1, 2021, in connection with the Direct Listing, the Company filed the Restated Certificate of Incorporation, amending and restating its certificate of incorporation to authorize 10,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, 500,000,000 shares of undesignated common stock, and 500,000,000 shares of undesignated preferred stock. Shares of Class A common stock and Class B common stock will be treated equally, identically and ratably, on a per share basis, with respect to dividends that may be declared by the Board. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 20 votes per share. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters (including the election of directors) submitted to a vote of the stockholders of the Company. Upon a liquidation, dissolution or winding-up of the Company, the assets legally available for distribution to stockholders would be distributed ratably among the holders of Class A common stock and Class B common stock and any participating preferred stock or new series of common stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock or new series of common stock. Shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a one-to-one basis. In addition, each share of Class B common stock will automatically convert into a share of Class A common stock upon a sale or transfer (other than with respect to certain estate planning and other transfers). Further, upon certain events specified in the Restated Certificate of Incorporation, all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock.
In June 2014, the Company issued a warrant to a financial institution in connection with a banking agreement to purchase 407,928 shares of Class B common stock at an exercise price of $1.0068 per share. The warrant was immediately exercisable and had a term expiring on June 24, 2024. The warrant was fully expensed at December 31, 2015 and was exercised during the year ended December 31, 2021.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The Company has reserved shares of Class A common stock and Class B common stock for issuance for the following purposes (in thousands):

	December 31,
	2021	2020
Class A common stock
Conversion of Series E convertible preferred stock	—	8,832
Options issued and outstanding under the 2013 Plan	1,569	3,550
Options issued and outstanding under the 2019 Plan	29,311	37,232
RSUs issued and outstanding under the 2019 Plan	5,851	3,766
Shares available for future issuance under the 2019 Plan	—	2,193
RSUs issued and outstanding under the 2021 Plan	1,402	—
Shares available for future issuance under the 2021 Plan	35,856	—
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	5,125	—
Replacement options issued and outstanding from the Tagomi acquisition	4	32
Replacement options issued and outstanding from the Bison Trails acquisition	223	—
RSUs issued and outstanding from other acquisitions	229	—
Exercise and conversion of an outstanding warrant	—	4
Shares available for future issuance of warrants	2,296	2,296
Total Class A common stock shares reserved	81,866	57,905

Class B common stock
Conversion of FF Preferred and Series A, B, C, and D convertible preferred stock	—	104,046
Options issued and outstanding under the 2013 Plan	6,101	22,442
Exercise and conversion of an outstanding warrant	—	408
Total Class B common stock shares reserved	6,101	126,896

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
16.    STOCK-BASED COMPENSATION
Stock plans
The Company maintains four equity incentive plans: the 2013 Amended and Restated Stock Plan (the “2013 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2013 Plan and the 2019 Plan, the “Plans”), and the 2021 Employee Stock Purchase Plan (the “ESPP”). Following the Direct Listing, the Company has only issued awards under the 2021 Plan and the ESPP, and no additional awards will be granted under the 2013 Plan and 2019 Plan. In addition, certain of the Company’s existing options assumed in connection with acquisitions are governed by the terms of the acquired company’s equity awards plan.
In February 2021, the Board approved and adopted the 2021 Plan. The 2021 Plan became effective on March 31, 2021, the date immediately prior to the effective date of the Company’s registration statement for the Direct Listing. The 2021 Plan serves as the successor to the 2019 Plan. Outstanding awards under the 2019 Plan continue to be subject to the terms and conditions of the 2019 Plan. The 2021 Plan provides for the granting of incentive stock options, restricted stock units (“RSUs”), restricted stock, stock appreciation rights and performance and stock bonus awards to assist in attracting, retaining and motivating employees. The number of shares available for grant and issuance under the 2021 Plan will be automatically increased on January 1st of each of the first ten fiscal years during the term of the 2021 Plan by the lesser of (a) five percent of the total number of shares of all classes of the Company’s common stock issued and outstanding on an as converted to common stock basis on each December 31st immediately prior to the date of increase or (b) such number of shares determined by the Board.
As of December 31, 2021, only stock options and RSUs were issued and outstanding under the Plans.
Stock options
Options granted under the Plans may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and non-employees.
Options under the Plans may be granted for contractual periods of up to ten years and at prices determined by the Board, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the underlying shares on the date of the grant (110% if granted to a stockholder who owns more than ten percent of the total combined voting power of all classes of stock of the Company or any parent or subsidiary).
To date, options granted to new employees of the Company generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48 per month thereafter. Refresher options granted to existing employees of the Company generally vest over four years and vest at a rate of 1/48 per month. The 2019 Plan allows for a seven-year exercise window post-termination for employees of the Company who have provided at least two years of continuous service to the Company as of their termination date.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Activity of options outstanding are as follows (in thousands, except per share and years data):

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2021	63,256	$14.84	8.17	$2,527,396
Assumed options from acquisition	470	3.45
Exercised	(24,920)	8.72
Forfeited and cancelled	(1,598)	19.67
Balance at December 31, 2021	37,208	$18.60	7.83	$8,698,078

Vested and exercisable at December 31, 2021	15,777	$14.90	7.14	$3,746,507
Vested and expected to vest at December 31, 2021	31,074	$17.64	7.67	$7,293,948
During the year ended December 31, 2021, the Company assumed stock options for the purchase of 470,128 shares of the Company’s Class A common stock, with a weighted-average grant date fair value of $110.97 per share in connection with a certain acquisition. During the year ended December 31, 2021, the Company did not issue any other stock options. During the year ended December 31, 2020, the Company granted stock options for the purchase of 32,200,586 shares of the Company’s Class A common stock, with a weighted-average grant date fair value of $7.85 per share.
During the years ended December 31, 2021, 2020 and 2019, $3.5 million, $3.0 million and $2.6 million of stock-based compensation expense was included in capitalized software, respectively.
As of December 31, 2021, there was total unrecognized compensation cost of $180.9 million related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.8 years.
The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and December 31, 2020 was $5.9 billion and $38.3 million, respectively.
During the year ended December 31, 2021, 14,966,504 stock options vested with a weighted-average grant date fair value of $8.74 per share. During the year ended December 31, 2020, 7,936,075 stock options vested with a weighted-average grant date fair value of $5.47 per share.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The assumptions used under the Black-Scholes-Merton option pricing model and the weighted average calculated value of the options granted to employees were as follows:

	Year Ended December 31,
	2021	2020
Dividend yield	0.0%	0.0%
Expected volatility	44.0%	41.1%
Expected term (in years)	4.8	6.0
Risk-free interest rate	0.5%	0.6%
Early exercise of stock options
Stock options granted under the Plans provide employee option holders the right to exercise unvested options for restricted common stock, which is subject to a repurchase right held by the Company at the original purchase price in the event the optionee’s employment is terminated either voluntarily or involuntarily prior to vesting of the exercised stock. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. As of December 31, 2021 and December 31, 2020, there were 478,271 and 263,761 shares, respectively, subject to repurchase related to stock options early exercised and not yet vested, but that are expected to vest. These amounts are reclassified to common stock and additional paid in capital as the underlying shares vest. As of December 31, 2021 and December 31, 2020, the Company recorded a liability related to these shares subject to repurchase in the amount of $8.9 million and $4.6 million, respectively, which is included within Accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
Chief Executive Officer performance award
On August 11, 2020, the Company granted its Chief Executive Officer an option award to purchase up to 9,293,911 shares of the Company’s Class A common stock, at an exercise price of $23.46 per share. Vesting of the award is dependent on both performance-based and market-based conditions being met.
The performance condition was contingent on the Company’s registration statement being declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act. The occurrence of this event was considered to not be probable until such time that it occurred. The market condition is contingent on the Company’s Class A common stock price achieving stock price target milestones.
The total grant date fair value of this award was $56.7 million. The Company determined the fair value of the option using a Monte Carlo simulation model (a binomial lattice-based valuation model). The Monte Carlo simulation model uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of the option is not subject to change based on future market conditions. Once the performance condition becomes probable of being achieved, the fair value of the option is recognized as compensation expense over the requisite service period, using the accelerated attribution method regardless of whether, and the extent to which, the market condition is ultimately satisfied.
During April 2021, as a result of the Company’s registration statement being declared effective by the SEC, the performance condition of the option award granted to the Chief Executive Officer was met. On July 8, 2021, the first price target of the award was met, resulting in the vesting of 3,159,930 shares subject to the option award. During the years ended December 31, 2021 and 2020, compensation expense of $29.5 million and $0 was recognized related to this award, respectively.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Restricted stock units
The Company’s RSUs vest upon the satisfaction of a service-based condition. In general, the RSUs vest over a service period ranging from one to four years. Once vested, the RSUs are settled by delivery of shares of the Company’s Class A common stock.
Activity of RSUs outstanding under the Plans are as follows (in thousands, except per share data):

	Number of shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2021	3,766	$54.80
Granted	6,433	233.24
Vested	(2,421)	194.60
Forfeited and cancelled	(296)	200.85
Balance at December 31, 2021	7,482	157.22
For RSUs granted prior to the Direct Listing, the fair value of the Class A common stock was determined using linear interpolation between the dates at which the Company obtained third-party valuations, for financial reporting purposes. This method was determined to be reasonable, as no single event was identified that caused the increase in the fair value of the common stock. For RSUs granted after the Direct Listing, the closing price of the Company’s Class A common stock as reported on The Nasdaq Global Select Market on the grant date was used as the fair value.
As of December 31, 2021, there was total unrecognized compensation cost of $1.0 billion related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of approximately 2.52 years.
Included in the total RSUs granted during 2020 was 181,000 RSUs granted to Kathryn Haun, a member of the Board and a general partner at Andreessen Horowitz, a related party. These RSUs were granted during December 2020 and will became fully vested on January 1, 2021. There are no other vesting conditions nor are there any conditions that would result in forfeiture of the award. The Company recognized $9.9 million of stock-based compensation expense related to this award during the year ended December 31, 2020.
Restricted common stock
As part of the Company’s acquisitions, the Company issued restricted Class A common stock. Vesting of this restricted Class A common stock is dependent on a service-based vesting condition that is satisfied over three years. The Company has the right to repurchase shares at par value for which the vesting condition is not satisfied. Activity of shares of restricted Class A common stock is as follows (in thousands, except per share data):

	Number of shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2021	824	$23.46
Granted	1,465	180.33
Vested	(275)	23.46
Forfeited and cancelled	—	—
Balance at December 31, 2021	2,014	137.57
As of December 31, 2021, there was total unrecognized compensation cost of $207.6 million related to unvested restricted Class A common stock. These costs are expected to be recognized over a weighted-average period of approximately 2.15 years.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Employee Stock Purchase Plan
In February 2021, the Board approved and adopted the ESPP. The ESPP became effective on April 1, 2021, the effective date of the Company’s registration statement for the Direct Listing. The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount, over a series of offering periods through accumulated payroll deductions over the period. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is lower than the stock price on the offering date. The Company recognizes stock-based compensation expenses related to purchase rights granted pursuant to its ESPP on a straight-line basis over the offering period, which is 24 months. The fair value of purchase rights granted under the ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model.
The number of shares available for grant and issuance under the ESPP will be automatically increased on January 1st of each of the first ten fiscal years during the term of the ESPP by the lesser of (a) one percent of the total number of shares of all classes of the Company’s common stock outstanding on an as converted to common stock basis on each December 31st immediately prior to the date of increase or (b) such number of shares determined by the Board or the compensation committee of the Board.
The grant date of the initial offering period was May 3, 2021, and that offering period will end on April 30, 2023. For the year ended December 31, 2021, total compensation expense of $9.4 million was recognized related to the ESPP. As of December 31, 2021, the Company recorded a liability of $7.4 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within Accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
Stock-based compensation expense
Stock-based compensation was included in the following components of expenses on the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Technology and development	$571,861	$36,869	$25,220
Sales and marketing	32,944	1,566	970
General and administrative	215,880	34,190	24,699
Restructuring	—	—	994
Total	$820,685	$72,625	$51,883

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
17.    INCOME TAXES
The components of income (loss) before income taxes were attributable to the following regions (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$2,977,406	$396,709	$(55,383)
Foreign	49,541	12,490	9,967
	$3,026,947	$409,199	$(45,416)
(Benefit from) provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$(51,942)	$65,269	$2,053
State	4,456	18,162	(639)
Foreign	8,642	2,977	4,277
Total current	(38,844)	86,408	5,691
Deferred
Federal	(438,810)	1,373	(15,519)
State	(93,959)	(514)	(5,496)
Foreign	(25,560)	(385)	295
Total deferred	(558,329)	474	(20,720)
Total (benefit from) provision for income taxes	$(597,173)	$86,882	$(15,029)

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
Provision for income taxes at U.S. statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	(4.67)	3.39	10.58
Foreign rate differential	(1.09)	(0.24)	(3.52)
Non-deductible compensation	0.83	0.99	(2.20)
Equity compensation	(31.95)	0.27	2.31
Prior year true-ups (state and federal)	0.14	(0.11)	1.51
Research and development credits	(9.60)	(1.86)	15.63
Change in valuation allowance	1.65	—	—
Foreign tax credit	—	(0.05)	2.75
Subpart F income	—	0.09	(1.95)
Foreign Derived Intangible Income (“FDII”)	—	(1.50)	—
Global Intangible Low Taxed Income (“GILTI”)	—	0.06	(1.15)
Uncertain tax positions	3.07	0.46	(8.26)
CARES Act - NOL Carryback	—	(1.20)	—
Other	0.89	(0.07)	(3.61)
	(19.73)%	21.23%	33.09%
The Company’s effective tax rate for 2021 was significantly lower compared to 2020. This was due primarily to an increase in 2021 tax benefits from deductible stock option exercises as a result of the Company’s Direct Listing, and an increase in 2021 federal and California research and development credits. The Company’s effective tax rate decrease from 2019 to 2020 was due to the higher percentage impact of 2019 permanent items on a significantly lower pretax amount.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets
Accruals and reserves	$19,184	$1,943
Net operating loss carryforward	262,574	6,322
Lease liability	26,338	29,845
Interest carryforward	—	1,047
Tax credits	285,029	4,584
Stock-based compensation	50,292	18,726
Intangibles	7,339	4,563
Book crypto asset impairments and realized losses	37,932	1,275
Other	—	1,045
Gross deferred tax assets	688,688	69,350
Less valuation allowance	(54,383)	(5,174)
Total deferred tax assets	634,305	64,176

Deferred tax liabilities
State taxes	(973)	(798)
Fixed assets and internally developed software	(15,937)	(11,391)
Prepaid expenses	(3,439)	(3,179)
Right of use asset	(24,347)	(28,001)
Installment gain	(15,859)	—
Other	(203)	—
Total deferred tax liabilities	(60,758)	(43,369)
Total net deferred tax assets	$573,547	$20,807
A valuation allowance of $54.4 million and $5.2 million was recorded against the Company’s net deferred tax asset balance as of December 31, 2021 and December 31, 2020, respectively. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. On the basis of this evaluation, only the portion of the deferred tax asset that is more likely than not to be realized was recognized. The valuation allowance as of December 31, 2021 includes allowances primarily related to California research and development credits, U.S. federal, state and foreign net operating loss carryforwards from acquired entities, and net operating loss carryforwards in Japan.
As of December 31, 2021 and December 31, 2020, the Company had California research and development credits of $108.3 million and $4.6 million respectively, of which the Company has a net valuation allowance of $45.4 million as of December 31, 2021. The Company had $873.6 million and $24.5 million of U.S. federal net operating loss carryforwards as of December 31, 2021 and December 31, 2020, respectively. The U.S. federal net operating losses carry forward indefinitely. Additionally, the Company has U.S. state net operating losses of $1.1 billion. Generally, California and other significant U.S. states have a twenty-year carryforward for net operating losses.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Activity related to the Company’s unrecognized tax benefits consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$12,807	$10,344	$6,605
Increase related to tax positions taken during a prior year	—	212	13
Decreases related to tax positions taken during a prior year	—	(882)	(77)
Increases related to tax positions taken during the current year	98,212	3,133	3,803
Balance, end of year	$111,019	$12,807	$10,344
As of December 31, 2021 and December 31, 2020, the Company had $111.0 million and $12.8 million of unrecognized tax benefits, of which $84.9 million and $12.3 million would reduce income tax expense and the effective tax rate, if recognized. It is reasonably possible that the balance of unrecognized tax benefits could decrease within the next twelve months as a result of U.S. Internal Revenue Service (“IRS”) audit closures. The potential reduction in unrecognized tax benefits is $7.5 million, of which $4.5 million would favorably impact the Company’s effective tax rate. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company had approximately $0.6 million and $0.6 million and $0.4 million and $0.4 million of accrued interest and penalties for the years ended December 31, 2021 and December 31, 2020, respectively.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Currently these statutes of limitations are open from 2017 forward for the U.S., 2016 forward for California, 2017 forward for the United Kingdom, and 2018 forward for Ireland. The Company’s tax returns are under audit by the IRS for 2017 through 2019, and the state of California for 2016 and 2017.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
18.    NET INCOME (LOSS) PER SHARE
The computation of net income (loss) per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Basic net income (loss) per share:
Numerator
Net income (loss)	$3,624,120	$322,317	$(30,387)
Less: Income allocated to participating securities	(527,162)	(214,061)	—
Net income (loss) attributable to common stockholders, basic	$3,096,958	$108,256	$(30,387)
Denominator
Weighted-average shares of common stock used to compute net income per share attributable to common stockholders, basic	177,319	68,671	61,317
Net income (loss) per share attributable to common stockholders, basic	$17.47	$1.58	$(0.50)
Diluted net income (loss) per share:
Numerator
Net income (loss)	$3,624,120	$322,317	$(30,387)
Less: Income allocated to participating securities	(439,229)	(194,846)	—
Add: Interest on convertible notes	6,208	—	—
Less: Fair value gain on contingent consideration arrangement	(695)	—	—
Net income (loss) attributable to common stockholders - diluted	$3,190,404	$127,471	$(30,387)
Denominator
Weighted-average shares of common stock used to compute net income per share attributable to common stockholders, basic	177,319	68,671	61,317
Weighted-average effect of potentially dilutive securities:
Stock options	36,396	22,146	—
RSUs	3,773	—	—
Restricted common stock	9	—	—
Warrants	72	392	—
Convertible notes	2,388	—	—
Contingent consideration	8	—	—
Weighted-average shares of common stock used to compute net income (loss) per share attributable to common stockholders, diluted	219,965	91,209	61,317
Net income (loss) per share attributable to common stockholders, diluted	$14.50	$1.40	$(0.50)

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The Company’s convertible preferred stock and restricted Class A common stock granted as consideration in the acquisitions of Tagomi and Bison Trails are participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses, if applicable.
The rights, including the liquidation and dividend rights, of the holders of Class A common stock and Class B common stock are identical, except with respect to voting. As a result, the undistributed earnings are allocated on a proportionate basis and the resulting income (loss) per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Employee stock options	6,134	12,831	37,758
RSUs	151	3,766	—
Warrants	—	—	408
Restricted common stock	5	—	—
Employee stock purchase plan	295	—	—
Contingent consideration recognized in asset acquisition	—	—	691
Convertible preferred stock	—	—	114,959
Total	6,585	16,597	153,816
19.    COMMITMENTS AND CONTINGENCIES
Crypto asset wallets
The Company has committed to securely store all crypto assets it holds on behalf of users. As such, the Company may be liable to its users for losses arising from theft or loss of user private keys. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial private keys to minimize the risk of theft or loss. Since the risk of loss is remote, the Company had not recorded a liability at December 31, 2021 or December 31, 2020.
Indemnifications
In the event any registrable securities are included in a registration statement, the Company’s Amended and Restated Investors’ Rights Agreement (the “IRA”) entered into with certain of the Company’s stockholders provides indemnity to each stockholder, their partners, members, officers, directors, and stockholders, legal counsel, and accountants; each underwriter, if any; and each person who controls each stockholder or underwriter, against any damages incurred in connection with investigating or defending any claim or proceeding arising as a result of such registration from which damages may result. The Company will reimburse each such party for any legal and any other expenses reasonably incurred, provided that the Company will not be liable in any such case to the extent the damages arise out of or are based upon any actions or omissions made in reliance upon and in conformity with written information furnished by or on behalf of such stockholder or underwriter and stated to be specifically for use therein.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
Legal and regulatory proceedings
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
In July and August 2021, three purported securities class actions were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and employees, and certain venture capital and investment firms. The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, in connection with the registration statement and prospectus filed in connection with the Direct Listing. In November 2021, these actions were consolidated and recaptioned as In re Coinbase Global Securities Litigation, and an amended complaint was filed. The Company disputes the claims in this matter and is vigorously defending against them. The plaintiff seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. Based on the preliminary nature of the proceedings in this matter, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., was filed in the U.S. District Court for the Southern District of New York against the Company. The plaintiffs allege claims under Sections 5, 15(a)(1) and 29(b) of the Exchange Act and violations of certain California and Florida state statutes. Among other relief requested, the plaintiffs seek injunctive relief, unspecified damages, attorneys’ fees and costs. The Company disputes the claims in this case and intends to vigorously defend against them. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
In December 2021, a shareholder derivative suit captioned Shin v. Coinbase Global, Inc., was filed in New York state court against the Company and its directors, alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seeking unspecified damages and injunctive relief. The Company disputes the claims in this case and intends to vigorously defend against them. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The Company’s subsidiary, Coinbase, Inc., which holds a Bitlicense from the New York Department of Financial Services (“NYDFS”) and is therefore subject to examinations and investigations by the NYDFS, is currently subject to an investigation by the NYDFS relating to its compliance program including compliance with the Bank Secrecy Act and sanctions laws, cybersecurity, and customer support. Coinbase, Inc. is cooperating fully and has undertaken initial remedial measures, and may face additional remedial and other measures. Based on the ongoing nature of the investigation, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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
Tax regulation
Current promulgated tax rules related to crypto assets are unclear and require significant judgments to be made in interpretation of the law, including but not limited to the areas of income tax, information reporting, transaction level taxes and the withholding of tax at source. Additional legislation or guidance may be issued by U.S. and non-U.S. governing bodies that may differ significantly from the Company's practices or interpretation of the law, which could have unforeseen effects on the Company’s financial condition and results of operations, and accordingly, the related impact on the Company’s financial condition and results of operations is not estimable.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
20.    SUBSEQUENT EVENTS
Unbound Security, Inc. acquisition
On January 4, 2022, the Company acquired all outstanding shares of capital stock and stock options of Unbound Security, Inc. (“Unbound”). Unbound is a pioneer in a number of cryptographic security technologies, which the Company believes will play a foundational role in the Company’s product and security roadmap.
The total estimated consideration transferred in the acquisition consisted of the following (in thousands):

Cash	$151,550
Class A common stock of the Company	103,977
RSUs for Shares of the Company’s Class A common stock	2,457
Total estimated purchase consideration	$257,984
The initial accounting for the acquisition was incomplete at the time these financial statements were issued. The fair value of the acquired assets and liabilities were still being determined. As such, the disclosure of these amounts could not be made.
FairXchange, Inc. acquisition
On January 11, 2022, the Company entered into an agreement to acquire all outstanding shares of capital stock, stock options and warrants of FairXchange, Inc. (“FairX”). FairX is a CFTC-regulated derivatives exchange and the Company believes it will be a key stepping stone on the Company’s path to offer crypto derivatives to retail and institutional customers in the United States. The acquisition was completed on February 1, 2022. The initial accounting for the acquisition was incomplete at the time the financial statements were issued. The fair value of the total consideration transferred, as well as the acquired assets and liabilities were still being determined. As such, the disclosure of these amounts could not be made.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III I
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.Financial Statements
The following financial statements are included in Part II, Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
2.Financial Statement Schedules
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.
3.Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	S-8	333-254967	4.1	4/1/2021
3.2	Restated Bylaws	S-8	333-254967	4.2	4/1/2021
4.1	Form of the Registrant’s Class A common stock certificate	S-1	333-253482	4.1	2/25/2021
4.2	Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain securityholders dated March 15, 2021	S-1	333-253482	4.2	3/17/2021
4.3	Indenture, dated as of May 21, 2021, between Coinbase Global, Inc. and U.S. Bank National Association, as trustee	8-K	001-40289	4.1	5/21/2021
4.4	Form of 0.50% Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-40289	4.2	5/21/2021
4.5	Indenture, dated as of September 17, 2021, among Coinbase Global, Inc., Coinbase, Inc. and U.S. Bank National Association, as trustee	8-K	001-40289	4.1	9/17/2021
4.6	Form of 3.375% Senior Notes due 2028 (included in Exhibit 4.5)	8-K	001-40289	4.2	9/17/2021

4.7	Form of 3.625% Senior Notes due 2031 (included in Exhibit 4.5)	8-K	001-40289	4.3	9/17/2021
4.8	Description of Class A common stock registered under Section 12 of the Securities Exchange Act of 1934, as amended					X
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-253482	10.1	2/25/2021
10.2†	2013 Amended and Restated Stock Plan and forms of award agreements thereunder	S-1	333-253482	10.2	2/25/2021
10.3†	2019 Equity Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-253482	10.3	2/25/2021
10.4†	2021 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-253482	10.4	2/25/2021
10.5†	2021 Employee Stock Purchase Plan and forms of enrollment agreements thereunder	S-1	333-253482	10.5	2/25/2021
10.6†	Form of Immediately Exercisable Stock Option Agreement under the 2021 Equity Incentive Plan					X
10.7†	Employment Agreement by and between the Registrant and Brian Armstrong, dated February 18, 2021	S-1	333-253482	10.6	2/25/2021
10.8†	Employment Agreement by and between the Registrant and Surojit Chatterjee, dated February 24, 2021	S-1	333-253482	10.7	2/25/2021
10.9†	Employment Agreement by and between the Registrant and Paul Grewal, dated February 11, 2021	S-1	333-253482	10.8	2/25/2021
10.10†	Employment Agreement by and between the Registrant and Alesia J. Haas, dated March 29, 2021					X
10.11†	Employment Agreement by and between the Registrant and Emilie Choi, dated April 8, 2021					X
10.12†	Change of Control and Severance Policy	S-1	333-253482	10.9	2/25/2021
10.13	Form of Capped Call Transaction Confirmation	8-K	001-40289	10.1	5/21/2021

16.1	Letter Regarding Change in Accountants	S-1	333-253482	16.1	2/25/2021
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
23.2	Consent of Grant Thornton LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on the signature page)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL	X
________________
†    Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.
(b) Financial Statement Schedules.
All financial statement schedules are omitted because they are not applicable or the information is included in the registrant’s consolidated financial statements or related notes.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

COINBASE GLOBAL, INC.
Date: February 24, 2022
	By:	/s/ Brian Armstrong
Brian Armstrong
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Brian Armstrong and Alesia J. Haas, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian Armstrong	Chief Executive Officer and Director	February 24, 2022
Brian Armstrong	(Principal Executive Officer)

/s/ Alesia J. Haas	Chief Financial Officer	February 24, 2022
Alesia J. Haas	(Principal Financial Officer)

/s/ Jennifer N. Jones	Chief Accounting Officer	February 24, 2022
Jennifer N. Jones	(Principal Accounting Officer)

/s/ Marc L. Andreessen	Director	February 24, 2022
Marc L. Andreessen

/s/ Frederick Ernest Ehrsam III	Director	February 24, 2022
Frederick Ernest Ehrsam III

/s/ Kathryn Haun	Director	February 24, 2022
Kathryn Haun

/s/ Kelly Kramer	Director	February 24, 2022
Kelly Kramer

/s/ Tobias Lütke	Director	February 24, 2022
Tobias Lütke

/s/ Gokul Rajaram	Director	February 24, 2022
Gokul Rajaram

/s/ Fred Wilson	Director	February 24, 2022
Fred Wilson