Form 10-Q
period 2022-03-31
Coinbase Global, Inc.
filed 2022-05-10
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-04321
Coinbase Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-4707224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Not Applicable(1)	Not Applicable(1)
(Address of Principal Executive Offices)	(Zip Code)
Not Applicable(1)
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

As of May 3, 2022, the number of shares of the registrant's Class A common stock outstanding was 173,706,582 and the number of shares of the registrant's Class B common stock outstanding was 48,310,152.

(1) We are a remote-first company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, stockholder communications required to be sent to our principal executive offices may be directed to the email address set forth in our proxy materials and/or identified on our investor relations website.

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
•market acceptance of our products and services, including our recently launched NFT marketplace;
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
•our failure to safeguard and manage our customers’ fiat currencies and crypto assets could adversely impact our business, operating results, and financial condition; and
•the theft, loss or destruction of private keys required to access any crypto assets held in custody for our own account or for our customers may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any crypto assets, it could cause regulatory scrutiny, reputational harm, and other losses.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value data)
(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$6,116,388	$7,123,478
Restricted cash	27,111	30,951
Customer custodial funds	10,023,385	10,526,233
USDC	179,885	100,096
Accounts and loans receivable, net of allowance	346,048	396,025
Income tax receivable	56,767	61,231
Prepaid expenses and other current assets	191,068	135,849
Total current assets	16,940,652	18,373,863
Crypto assets held	1,333,333	988,193
Lease right-of-use assets	91,431	98,385
Property and equipment, net	65,861	59,230
Goodwill	1,080,176	625,758
Intangible assets, net	219,128	176,689
Other non-current assets	1,164,613	952,307
Total assets	$20,895,194	$21,274,425
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Custodial funds due to customers	$9,742,961	$10,480,612
Accounts payable	12,650	39,833
Accrued expenses and other current liabilities	647,960	439,559
Crypto asset borrowings	485,564	426,665
Lease liabilities, current	32,688	32,366
Total current liabilities	10,921,823	11,419,035
Lease liabilities, non-current	66,425	74,078
Long-term debt	3,386,865	3,384,795
Other non-current liabilities	23,988	14,828
Total liabilities	14,399,101	14,892,736
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; 173,015 and 168,807 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Class B common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2022 and December 31, 2021; 48,310 and 48,310 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,579,216	2,034,658
Accumulated other comprehensive loss	(3,890)	(3,395)
Retained earnings	3,920,765	4,350,424
Total stockholders’ equity	6,496,093	6,381,689
Total liabilities, convertible preferred stock and stockholders’ equity	$20,895,194	$21,274,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Net revenue	$1,164,891	$1,596,981
Other revenue	1,545	204,131
Total revenue	1,166,436	1,801,112
Operating expenses:
Transaction expense	277,826	234,066
Technology and development	570,664	184,225
Sales and marketing	200,204	117,990
General and administrative	413,578	121,231
Other operating expense, net	258,627	155,887
Total operating expenses	1,720,899	813,399
Operating (loss) income	(554,463)	987,713
Interest expense	22,138	—
Other expense (income), net	32,844	(8,953)
(Loss) income before income taxes	(609,445)	996,666
(Benefit from) provision for income taxes	(179,786)	225,203
Net (loss) income	$(429,659)	$771,463
Net (loss) income attributable to common stockholders:
Basic	$(429,659)	$301,896
Diluted	$(429,659)	$387,719
Net (loss) income per share attributable to common stockholders:
Basic	$(1.98)	$3.80
Diluted	$(1.98)	$3.05
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders:
Basic	217,472	79,373
Diluted	217,472	126,996
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(429,659)	$771,463
Other comprehensive loss:
Translation adjustment, net of tax	(495)	(4,138)
Comprehensive (loss) income	$(430,154)	$767,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands)
(unaudited)

	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2022	—	$—	217,117	$2	$2,034,658	$(3,395)	$4,350,424	$6,381,689
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	1,125	—	18,496	—	—	18,496
Stock-based compensation expense	—	—	—	—	353,538	—	—	353,538
Issuance of equity instruments as consideration for business combinations	—	—	1,663	—	314,356	—	—	314,356
Issuance of common stock upon settlement of Restricted Stock Units (“RSUs”) and restricted common stock, net of shares withheld	—	—	1,420	—	(141,832)	—	—	(141,832)
Comprehensive loss	—	—	—	—	—	(495)	—	(495)
Net loss	—	—	—	—	—	—	(429,659)	(429,659)
Balance at March 31, 2022	—	$—	221,325	$2	$2,579,216	$(3,890)	$3,920,765	$6,496,093

Balance at January 1, 2021	112,878	$562,467	73,108	$—	$231,024	$6,256	$726,304	$963,584
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	7,910	—	39,580	—	—	39,580
Stock-based compensation expense	—	—	—	—	105,376	—	—	105,376
Issuance of equity instruments as consideration in business combination	—	—	3,584	—	417,680	—	—	417,680
Conversion of preferred stock	(471)	(10,430)	471	—	10,430	—	—	10,430
Issuance of shares from exercise of warrants	—	—	412	—	433	—	—	433
Issuance of common stock upon settlement of RSUs	—	—	181	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	(4,138)	—	(4,138)
Net income	—	—	—	—	—	—	771,463	771,463
Balance at March 31, 2021	112,407	$552,037	85,666	$—	$804,523	$2,118	$1,497,767	$2,304,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(429,659)	$771,463
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	31,580	10,922
Impairment expense	229,129	841
Stock-based compensation expense	352,141	104,628
Provision for transaction losses and doubtful accounts	(4,134)	2,503
Loss on disposal of property and equipment	—	11
Deferred income taxes	(183,183)	36
Unrealized loss (gain) on foreign exchange	7,389	(2,869)
Non-cash lease expense	7,748	9,050
Realized gain on crypto assets	(21,241)	(32,769)
Crypto assets received as revenue	(179,743)	(180,109)
Crypto asset payments for expenses	167,954	154,989
Fair value loss (gain) on derivatives	3,452	(2,800)
Amortization of debt discount and issuance costs	2,097	—
Gain on investments	(607)	(9,257)
Changes in operating assets and liabilities:
USDC	(97,965)	(64,064)
Accounts and loans receivable	45,145	(11,976)
Income taxes, net	3,862	238,486
Other current and non-current assets	(49,083)	(34,587)
Custodial funds due to customers	(738,758)	2,355,138
Accounts payable	(28,398)	614
Lease liabilities	(2,816)	(8,568)
Other current and non-current liabilities	54,976	110,083
Net cash (used in) provided by operating activities	(830,114)	3,411,765
Cash flows from investing activities
Purchase of property and equipment	(1,199)	(18)
Proceeds from sale of property and equipment	—	48
Capitalized internal-use software development costs	(9,082)	(4,388)
Business combination, net of cash acquired	(186,150)	(16,525)
Purchase of investments	(25,771)	(9,203)
Proceeds from settlement of investments	766	—
Purchase of crypto assets held	(871,152)	(553,012)
Disposal of crypto assets held	400,858	545,188
Loans originated	(100,625)	—
Proceeds from repayment of loans	100,764	—
Net cash used in investing activities	(691,591)	(37,910)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	16,891	59,387
Taxes paid related to net share settlement of equity awards	(141,832)	—
Proceeds received under the Employee Stock Purchase Plan	8,975	—
Issuance of shares from exercise of warrants	—	433
Proceeds from short-term borrowings	149,400	—
Repayment of short-term borrowings	(20,000)	—
Net cash provided by financing activities	13,434	59,820
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,508,271)	3,433,675
Effect of exchange rates on cash	(5,507)	16,231
Cash, cash equivalents, and restricted cash, beginning of period	17,680,662	4,856,029
Cash, cash equivalents, and restricted cash, end of period	$16,166,884	$8,305,935

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$6,116,388	$1,983,318
Restricted cash	27,111	30,841
Customer custodial funds	10,023,385	6,291,776
Total cash, cash equivalents, and restricted cash	$16,166,884	$8,305,935

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$190	$—
Cash paid during the period for income taxes	$1,980	$—
Operating cash outflows for amounts included in the measurement of operating lease liabilities	$3,771	$7,490

Supplemental schedule of non-cash investing and financing activities
Unsettled purchases of property and equipment	$234	$—
Right-of-use assets obtained in exchange for operating lease obligations	$1,050	$13,072
Non-cash consideration paid for business combinations	$324,925	$—
Purchase of crypto assets and investments with non-cash consideration	$12,875	$885
Crypto assets borrowed	$249,764	$9,158
Crypto assets borrowed repaid with crypto assets	$317,039	$16,437
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
The Company is a remote-first company. Accordingly, the Company does not maintain a headquarters.
On April 14, 2021, the Company completed the direct listing of its Class A common stock on the Nasdaq Global Select Market (the “Direct Listing”).
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), on the same basis as the audited consolidated financial statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2022, condensed consolidated results of operations for the three months ended March 31, 2022 and March 31, 2021, and condensed consolidated statements of cash flows for the three months ended March 31, 2022 and March 31, 2021. The unaudited condensed consolidated results of operations for the three months ended March 31, 2022 and March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other period.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “Annual Report”).
These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s subsidiaries are entities in which the Company holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Certain subsidiaries of the Company have a basis of presentation different from GAAP. For the purposes of these unaudited condensed consolidated financial statements, the basis of presentation of such subsidiaries is converted to GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
There were no changes to the significant accounting policies or recent accounting pronouncements that were disclosed in Note 2. Summary of Significant Accounting Policies to the audited consolidated financial statements included in the Annual Report, other than as discussed below.
Reclassifications
Certain prior period amounts have been reclassified in order to conform with the current period presentation. These reclassifications have no impact on the Company’s previously reported condensed consolidated net income.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Use of estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions in the Company’s condensed consolidated financial statements and notes thereto.
Significant estimates and assumptions include the determination of the recognition, measurement, and valuation of current and deferred income taxes; the fair value of stock-based awards issued; the useful lives of long-lived assets; the impairment of long-lived assets; the Company’s incremental borrowing rate; the fair value of assets acquired and liabilities assumed in business combinations, including contingent consideration arrangements; the fair value of derivatives and related hedges; the fair value of long-term debt; assessing the likelihood of adverse outcomes from claims and disputes; and loss provisions.
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
Concentration of credit risk
The Company’s Cash and cash equivalents, Restricted cash, Customer custodial funds, and Accounts and loans receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, Restricted cash, and Customer custodial funds are placed with financial institutions which are of high credit quality. The Company invests Cash and cash equivalents, and Customer custodial accounts primarily in highly liquid, highly rated instruments which are uninsured. The Company may also have deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company also holds cash at crypto trading venues and performs a regular assessment of these crypto trading venues as part of its risk management process.
The Company held $179.9 million and $100.1 million of USD Coin (“USDC”) as of March 31, 2022 and December 31, 2021, respectively. The issuer has stated that underlying U.S. dollar denominated assets are held on behalf of USDC holders in U.S. regulated financial institutions.
As of March 31, 2022 and December 31, 2021, the Company had no customers who accounted for more than 10% of the Company’s Accounts and loans receivable. As of March 31, 2022 and December 31, 2021, the Company had no payment processors or bank partners representing more than 10% of Accounts and loans receivable.
During the three months ended March 31, 2022 and March 31, 2021, no customer accounted for more than 10% of total revenue.
Derivative contracts
Derivative contracts derive their value from underlying asset prices, other inputs or a combination of these factors. Derivative contracts are recognized as either assets or liabilities in the condensed consolidated balance sheets at fair value, with changes in fair value recognized in Other operating expense, net.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company enters into arrangements that result in obtaining the right to receive or obligation to deliver a fixed amount of crypto assets in the future. These are hybrid instruments, consisting of a debt host contract that is initially measured at the fair value of the underlying crypto assets and is subsequently carried at amortized cost, and an embedded forward feature based on the changes in the fair value of the underlying crypto asset. The embedded forward is bifurcated from the host contract, and is subsequently measured at fair value.
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
Recent accounting pronouncements
Recently adopted accounting pronouncements
On October 28, 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 amends Accounting Standards Codification 805 (“ASC 805”) to require acquiring entities to apply Topic 606 - Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities in a business combination. The Company early adopted the standard on January 1, 2022. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting pronouncements pending adoption
On March 31, 2022, the SEC issued Staff Accounting Bulletin No. 121 (“SAB 121”). SAB 121 sets out interpretive guidance from the staff of the SEC regarding the accounting for obligations to safeguard crypto assets that an entity holds for its platform users. The guidance requires an entity to recognize a liability for the obligation to safeguard the users’ assets, and recognize an associated asset for the crypto assets held for users. Both the liability and asset should be measured initially and subsequently at the fair value of the crypto assets being safeguarded. The guidance also requires additional disclosures related to the nature and amount of crypto assets that the entity is responsible for holding for its platform users, with separate disclosure for each significant crypto asset, and the vulnerabilities the entity has due to any concentration in such activities. The guidance in SAB 121 is effective for interim or annual periods ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year to which the interim or annual period relates. As of March 31, 2022, the Company had approximately $246 billion of customer crypto assets. The Company is currently evaluating the impact of adopting the guidance. The amount reported upon adoption may be materially different than the amount as of March 31, 2022 due to fluctuations in crypto asset market prices and the notional amount of customer crypto assets held on the Company’s platform.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3.    ACQUISITIONS
2022 Acquisitions
Unbound Security, Inc.
On January 4, 2022, the Company completed the acquisition of Unbound Security, Inc. (“Unbound”) by acquiring all issued and outstanding shares of capital stock and stock options of Unbound. Unbound is a pioneer in a number of cryptographic security technologies, which the Company believes will play a key role in the Company’s product and security roadmap.
In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination under the acquisition method. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, synergies, and the use of purchased technology to develop future products and technologies. The final allocation of purchase consideration to assets and liabilities remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date). Any changes in the fair value of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.
The total consideration transferred in the acquisition was $258.0 million, consisting of the following (in thousands):

Cash	$151,424
Cash payable	126
Class A common stock of the Company	103,977
RSUs for shares of the Company’s Class A common stock	2,457
Total purchase consideration	$257,984
Included in the purchase consideration are $21.7 million in cash and 85,324 shares of the Company’s Class A common stock that are subject to an indemnity holdback. These cash amounts and shares will be released 18 months after the closing date of the transaction.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements from the date of acquisition. The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash and cash equivalents	$10,560
Restricted cash	573
Accounts and loans receivable, net of allowance	4,981
Prepaid expenses and other current assets	4,182
Lease right-of-use assets	1,059
Property and equipment, net	1,248
Goodwill	222,732
Intangible assets	28,500
Other non-current assets	3,476
Total assets	277,311

Accounts payable	719
Accrued expenses and other current liabilities	11,325
Lease liabilities	1,059
Other non-current liabilities	6,224
Total liabilities	19,327
Net assets acquired	$257,984
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in years)
Developed technology	$15,700	1 - 5
In-process research and development ("IPR&D")	2,500	N/A
Customer relationships	10,300	2
The intangible assets will be amortized on a straight-line basis over their respective useful lives to Technology and development expenses for developed technology and General and administrative expenses for customer relationships. Amortization of the IPR&D will be recognized in Technology and development expenses once the research and development is placed into service as internally developed software. Management applied significant judgment in determining the fair value of intangible assets, which involved the use of estimates and assumptions with respect to development costs and profit, costs to recreate customer relationships, market participation profit, and opportunity cost.
Total acquisition costs of $3.0 million were incurred in relation to the acquisition, which were recognized as an expense and included in General and administrative expenses in the condensed consolidated statements of operations.
The impact of this acquisition was not considered significant to the Company’s condensed consolidated financial statements for the current period presented and pro forma financial information has not been provided.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
FairXchange, Inc.
On February 1, 2022, the Company completed the acquisition of FairXchange, Inc. (“FairX”) by acquiring all issued and outstanding shares of capital stock, stock options and warrants of FairX. FairX is a derivatives exchange which is registered with the U.S. Commodity Futures Trading Commission as a designated contract market (“DCM”) and the Company believes it will be a key stepping stone on the Company’s path to offer crypto derivatives to retail and institutional customers in the United States.
In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination under the acquisition method. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, market presence, synergies, and the use of purchased technology to develop future products and technologies. The final allocation of purchase consideration to assets and liabilities remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date). Any changes in the fair value of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.
The total consideration transferred in the acquisition was $275.1 million, consisting of the following (in thousands):

Cash	$56,726
Cash payable	10,442
Class A common stock of the Company - issued	174,229
Class A common stock of the Company - to be issued	33,693
Total purchase consideration	$275,090
The aggregate purchase consideration includes 170,397 shares of the Company’s Class A common stock to be issued after the respective acquisition date. The fair value of these shares on the acquisition date is included in Additional paid-in capital. Additionally, included in the purchase consideration are $4.7 million in cash and 83,035 shares of the Company’s Class A common stock that are subject to an indemnity holdback. These cash amounts and shares will be released 15 months after the closing date of the transaction.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements from the date of acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash and cash equivalents	$10,867
Accounts and loans receivable, net of allowance	411
Prepaid expenses and other current assets	20
Intangible assets	41,000
Goodwill	231,685
Other non-current assets	8,295
Total assets	292,278

Accounts payable	472
Accrued expenses and other current liabilities	5,796
Other non-current liabilities	10,920
Total liabilities	17,188
Net assets acquired	$275,090
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in years)
DCM License	$26,900	Indefinite
Developed technology	10,700	5
Trading relationships	3,400	3
The developed technology and trading relationships will be amortized on a straight-line basis over their respective useful lives to Technology and development expenses for developed technology and General and administrative for trading relationships. The DCM license has an indefinite useful life and will not be amortized. Management applied significant judgment in determining the fair value of intangible assets, which involved the use of estimates and assumptions with respect to forecasted revenues and expenses, development costs and profit, costs to recreate trading relationships, market participation profit, and opportunity cost.
Total acquisition costs of $1.1 million were incurred related to the acquisition, which were recognized as an expense and included in General and administrative expenses in the condensed consolidated statements of operations.
The impact of this acquisition was not considered significant to the Company’s condensed consolidated financial statements for the current period presented and pro forma financial information has not been provided.

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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed using a cost-based approach (in thousands):

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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in years)
Developed technology	$36,000	3
IPR&D	1,200	N/A
User base	1,900	3
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
The impact of this acquisition was not considered significant to the Company’s condensed consolidated financial statements and pro forma financial information has not been provided.

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
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2022	2021
Net revenue
Transaction revenue
Retail, net	$965,841	$1,455,171
Institutional, net	47,195	85,409
Total transaction revenue	1,013,036	1,540,580
Subscription and services revenue
Blockchain rewards	81,895	9,251
Custodial fee revenue	31,694	23,451
Earn campaign revenue	5,906	11,111
Interest income	10,454	3,320
Other subscription and services revenue	21,906	9,268
Total subscription and services revenue	151,855	56,401
Total net revenue	1,164,891	1,596,981
Other revenue
Crypto asset sales revenue	569	203,799
Corporate interest and other income	976	332
Total other revenue	1,545	204,131
Total revenue	$1,166,436	$1,801,112

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Transaction revenue
Retail transaction revenue represents transaction fees earned from customers that are primarily individuals, while institutional transaction revenue represents transaction fees earned from institutional customers, such as hedge funds, family offices, principal trading firms, and financial institutions on the institutional platform. Institutional clients can trade via the Company’s trading platform or utilize Coinbase Prime services depending on their needs. High-frequency trading firms, such as market makers and principal traders, benefit from lower latency by connecting through the trading platform, while corporations and family offices can access an integrated suite of investment services through Coinbase Prime.
The Company’s service is comprised of a single performance obligation to provide a crypto asset matching service when customers buy, sell, or convert crypto assets on the platform. That is, the Company is an agent in transactions between customers and presents revenue for the fees earned on a net basis.
Judgment is required in determining whether the Company is the principal or the agent in transactions between customers. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the crypto asset provided before it is transferred to the customer (gross) or whether it acts as an agent by arranging for other customers on the platform to provide the crypto asset to the customer (net). The Company does not control the crypto asset being provided before it is transferred to the buyer, does not have inventory risk related to the crypto asset, and is not responsible for the fulfillment of the crypto asset. The Company also does not set the price for the crypto asset as the price is a market rate established by users of the platform. As a result, the Company acts as an agent in facilitating the ability for a customer to purchase crypto assets from another customer.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Blockchain rewards
The Company generates revenues in crypto assets through various blockchain protocols. These blockchain protocols, or the participants that form the protocol networks, reward users for performing various activities on the blockchain, such as participating in proof-of-stake networks and other consensus algorithms. The Company considers itself the principal in transactions with the blockchain networks, and therefore presents such blockchain rewards earned on a gross basis. Blockchain rewards are primarily comprised of Staking revenue in which the Company participates in networks with proof-of-stake consensus algorithms, through creating or validating blocks on the network using the staking validators that it controls. In exchange for participating in the consensus mechanism of these networks, the Company earns rewards in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that the Company controls. Revenue is measured based on the number of tokens received and the fair value of the token at contract inception. Blockchain services offered as part of Coinbase Cloud’s blockchain infrastructure solutions are included in Other subscription and services revenue.
Custodial fee revenue
The Company provides a dedicated secure cold storage solution to customers and earns a fee, which is based on a contractual percentage of the daily value of assets under custody. The fee is collected on a monthly basis. These contracts typically have one performance obligation which is provided and satisfied over the term of the contracts as customers simultaneously receive and consume the benefits of the services. The contract may be terminated by a customer at any time, without incurring a penalty. Customers are billed on the last day of the month during which services were provided, with the amounts being due within thirty days of receipt of the invoice. Accounts receivable from customers for Custodial fee revenue, net of allowance, were $15.8 million and $22.4 million as of March 31, 2022 and December 31, 2021, respectively. The allowance recognized against these fees was not material for any of the periods presented.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other revenue
Other revenue includes the sale of crypto assets and Corporate interest and other income. Periodically, as an accommodation to customers, the Company may fulfill customer transactions using the Company’s own crypto assets held for operating purposes. The Company has custody and control of the crypto assets prior to the sale to the customer and records revenue at the point in time when the sale to the customer is processed. Accordingly, the Company records the total value of the sale in Other revenue and the cost of the crypto assets in Other operating expense, net within the condensed consolidated statements of operations. The cost of crypto assets used in fulfilling customer transactions was $0.4 million and $186.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Related party transactions
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue with related parties of $5.0 million and $5.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, amounts receivable from related parties was $3.3 million and $4.5 million, respectively. As of March 31, 2022, Custodial funds due to related party customers was $85.8 million. As of December 31, 2021, Custodial funds due to related party customers was immaterial.
Revenue by geographic location
In the table below are the revenues disaggregated by geography, based on domicile of the client or booking location, as applicable (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$955,833	$1,465,436
Rest of the World(1)	210,603	335,676
Total revenue	$1,166,436	$1,801,112
__________________
(1)No other individual country accounted for more than 10% of total revenue
5.    ACCOUNTS AND LOANS RECEIVABLE, NET OF ALLOWANCE
Accounts and loans receivable, net of allowance consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
In-transit customer receivables	$63,510	$102,720
Trade finance receivables	5,995	1,865
Custodial fee revenue receivable	18,039	23,727
Loans receivable(1)	218,322	218,461
Interest and other receivables(2)	60,599	73,803
Allowance for doubtful accounts(3)	(20,417)	(24,551)
Total accounts and loans receivable, net of allowance	$346,048	$396,025
__________________
(1)The fair value of collateral held as security exceeded the outstanding loans receivable as of March 31, 2022 and December 31, 2021, so no allowance was recorded.
(2)Includes Accounts receivables denominated in crypto assets of $27.1 million and $26.4 million as of March 31, 2022 and December 31, 2021, respectively. Includes Crypto asset futures of $2.4 million and $0 as of March 31, 2022 and December 31, 2021, respectively.
(3)Includes provision for transaction losses of $9.2 million and $16.8 million as of March 31, 2022 and December 31, 2021, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Loans receivable
The Company grants loans to retail users and institutions. As of March 31, 2022 and December 31, 2021, the Company had granted loans with an outstanding balance of $218.3 million and $218.5 million, respectively. The related interest receivable on the loans as of March 31, 2022 and December 31, 2021, was $1.3 million and $1.3 million, respectively.
The amounts loaned are collateralized with the crypto assets held by the borrower in their crypto asset wallet on the Company’s platform. The Company does not have the right to use such collateral unless the borrower defaults on the loans. The Company’s credit exposure is significantly limited and no allowance was recorded against these loans receivable. Loans receivable are measured at amortized cost. The carrying value of the loans approximates their fair value. As of March 31, 2022 and December 31, 2021, there were no loans receivable past due.
6.    GOODWILL, INTANGIBLE ASSETS, NET AND CRYPTO ASSETS HELD
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Balance, beginning of period	$625,758	$77,212
Additions due to business combinations	454,418	548,546
Balance, end of period	$1,080,176	$625,758
There was no impairment recognized against goodwill at the beginning or end of the periods presented.
Intangible assets, net
Intangible assets, net consisted of the following (in thousands, except years data):

As of March 31, 2022	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Acquired developed technology	$127,308	$(46,128)	$81,180	2.66
User base	2,997	(1,302)	1,695	1.50
Customer relationships	89,791	(32,725)	57,066	3.18
Non-compete agreement	2,402	(1,281)	1,121	2.34
Assembled workforce	60,800	(17,416)	43,384	1.19
Trade Relationships	3,400	(189)	3,211	2.84
In-process research and development(1)	4,321	—	4,321	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Licenses	26,900	—	26,900	N/A
Total	$318,169	$(99,041)	$219,128
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Acquired developed technology	$100,908	$(34,865)	$66,043	1.97
User base	2,997	(1,020)	1,977	1.75
Customer relationships	79,491	(27,789)	51,702	3.68
Non-compete agreement	2,402	(1,161)	1,241	2.58
Assembled workforce	60,800	(8,324)	52,476	1.43
In-process research and development(1)	3,000	—	3,000	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Total	$249,848	$(73,159)	$176,689
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years.
Amortization expense of intangible assets was $25.9 million and $6.9 million for the three months ended March 31, 2022 and March 31, 2021 respectively. The Company estimates that there is no significant residual value related to its amortizing intangible assets. During the three months ended March 31, 2022, the Company recorded impairment charges of $1.2 million related to its intangible assets, excluding Crypto assets held. The Company did not have any impairment charges in the three months ended March 31, 2021. Impairment expense is included in Other operating expense, net in the condensed consolidated statements of operations.
The expected future amortization expense for intangible assets other than IPR&D as of March 31, 2022 is as follows (in thousands):

2022 (for the remainder of)	$78,507
2023	69,814
2024	21,221
2025	13,119
2026	4,818
Thereafter	178
Total expected future amortization expense	$187,657

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Crypto assets held
Crypto assets held consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Recorded at impaired cost
Crypto assets held as investments	$487,651	$209,415
Crypto assets held for operating purposes	277,699	357,093
Total Crypto assets held recorded at impaired cost	765,350	566,508
Recorded at fair value(1)
Crypto assets held for operating purposes	87,336	—
Crypto assets borrowed	480,647	421,685
Total Crypto assets held recorded at fair value	567,983	421,685
Total Crypto assets held	$1,333,333	$988,193
__________________
(1)Recorded at fair value as these Crypto assets are held as the hedged item in qualifying fair value hedges.

Crypto assets held as of March 31, 2022 and December 31, 2021 include $4.8 million and $38.1 million, respectively, of crypto assets loaned to customers under the trade finance receivables settlement arrangements as these did not meet the criteria for derecognition.
The Company recorded gross impairment charges of $228.0 million and $0.8 million during the three months ended March 31, 2022 and March 31, 2021, respectively, due to the observed market price of crypto assets decreasing below the carrying value at some point during the period. The Company partially recovered impairments recorded during the period through both subsequent crypto asset sales and disposals. Impairment charges of $209.8 million relate to the crypto assets still held as of March 31, 2022. Impairment expense is included in Other operating expense, net in the condensed consolidated statements of operations.
See Note 10. Derivatives, for additional details regarding Crypto assets held designated as hedged items in fair value hedges. See Note 11. Fair Value Measurements, for additional details regarding the carrying value of the Company’s Crypto assets held.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.    PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets, and Other non-current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid expenses and other current assets
Prepaid expenses	$181,261	$123,246
Deposits	7,242	9,658
Other	2,565	2,945
Total prepaid expenses and other current assets	$191,068	$135,849

Other non-current assets
Equity method investments	$628	$1,463
Strategic investments	400,495	363,950
Deferred tax assets	750,566	573,547
Deposits	12,729	13,347
Other	195	—
Total other non-current assets	$1,164,613	$952,307
Strategic investments
The Company makes strategic investments in various companies and technologies through Coinbase Ventures. Strategic investments primarily include equity investments in privately held companies without readily determinable fair values where the Company (1) holds less than 20% ownership in the entity, and (2) does not exercise significant influence. These investments are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) and impairment. The changes in the carry value of strategic investments accounted for under the measurement alternative are presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Carrying amount, beginning of period	$352,431	$26,146
Net additions(1)	26,214	9,438
Upward adjustments	879	1,387
Previously held interest in Bison Trails (see Note 3)	—	(2,000)
Impairments and downward adjustments	(100)	(50)
Carrying amount, end of period(2)	$379,424	$34,921
__________________
(1)Net additions include additions from purchases and reductions due to exits of securities and reclassifications due to changes to capital structure.
(2)Excludes $21.1 million and $0 as at March 31, 2022 and March 31, 2021, respectively, of strategic investments that are not accounted for under the measurement alternative.

Upward adjustments, impairments, and downward adjustments from remeasurement of investments are included in Other expense (income), net in the condensed consolidated statements of operations. As of March 31, 2022, cumulative upward adjustments were $4.8 million and cumulative impairments and downward adjustments were $0.6 million. As of December 31, 2021, cumulative upward adjustments and impairments and downward adjustments were $4.6 million and $0.5 million, respectively.
During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company invested an aggregate of $2.2 million and $203.1 million, respectively, in investees in which certain related parties of the Company held an interest over 10%.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued expenses	$293,182	$195,810
Accrued payroll and payroll related	113,859	146,313
Income taxes payable	3,816	4,553
Short-term borrowings	149,426	20,060
Other payables(1)	87,677	72,823
Total accrued expenses and other current liabilities	$647,960	$439,559
__________________
(1)Includes Other payables denominated in crypto assets of $32.6 million as of March 31, 2022 and an immaterial amount as of December 31, 2021.
Short-term borrowings include amounts payable within the next 12 months or sooner at the option of the Company or the lender. The weighted average interest rate on these borrowings were 5.18% and 5.00% per annum as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, Short-term borrowings in the aggregate principal amount of $50.0 million were secured by Bitcoin with a value equal to 200% of the outstanding principal.
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
As of March 31, 2022, the outstanding aggregate principal balance of the 2026 Convertible Notes and the related unamortized discounts were $1.44 billion and $28.0 million, respectively.
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
The indenture governing the Senior Notes contains customary covenants that restrict the ability of the Company and certain of its subsidiaries to incur debt and liens. The Company is not aware of any instances of non-compliance with the covenants as of March 31, 2022.
As of March 31, 2022, the outstanding aggregate principal balance of the 2028 Senior Notes and the related unamortized discounts were $1.0 billion and $11.2 million, respectively. As of March 31, 2022, the outstanding aggregate principal balance of the 2031 Senior Notes and the related unamortized discounts were $1.0 billion and $11.5 million, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Interest
The following table summarizes the interest obligations for the 2026 Convertible Notes, the 2028 Senior Notes and the 2031 Senior Notes (in thousands, except percentages):

		Three Months Ended March 31, 2022
Indebtedness	Effective interest rate	Coupon interest expense	Amortization of debt discounts and debt issuance costs	Total interest expense
2026 Convertible Notes	0.98%	$1,953	$1,440	$3,393
2028 Senior Notes	3.57%	8,437	381	8,818
2031 Senior Notes	3.77%	9,017	249	9,266
Total		$19,407	$2,070	$21,477
Debt discounts and debt issuance costs are amortized to Interest expense using the effective interest method over the contractual term of the respective note.
10.    DERIVATIVES
The following outlines the Company’s derivatives and the related hedge accounting designation, as applicable.

Type of derivative	Description of derivative	Location of host contract and derivative on balance sheet
Crypto asset borrowings(1)	The Company borrows crypto assets that result in the obligation to deliver a fixed amount of crypto assets in the future.	Crypto asset borrowings
Accounts receivable denominated in crypto assets	The Company provides services for which, under the contract, the customer pays in crypto assets. The amount of crypto assets are fixed at the time of invoicing. The right to receive fixed amounts of crypto assets consists of a receivable host contract and an embedded forward contract to purchase crypto assets.
Accounts and loans receivable, net of allowance
Other payables denominated in crypto assets	The Company enters into arrangements that result in the obligation to deliver a fixed amount of crypto assets in the future.	Accrued expenses and other current liabilities
Crypto asset futures(1)	The Company enters into short positions on futures contracts to minimize the exposure on the change in the fair value price of Crypto assets held.	Accounts and loans receivable, net of allowance
__________________
(1)     For risk management purposes, the Company applies hedge accounting using these derivative instruments in qualifying fair value hedges to primarily hedge the fair value exposure of crypto asset prices.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Impact of derivatives on the condensed consolidated balance sheets
The following table summarizes the notional amounts of derivative instruments outstanding, measured in U.S. dollar equivalents (in thousands):

	March 31,	December 31,
	2022	2021
Designated as hedging instrument
Crypto asset borrowings with embedded derivatives	$598,908	$669,445
Crypto asset futures	86,011	—
Not designated as hedging instrument
Accounts receivable denominated in crypto assets	21,727	17,415
Other payables denominated in crypto assets	32,589	—
Crypto asset futures	6,930	—

The following tables summarize information on derivative assets and liabilities that are reflected in the Company’s condensed consolidated balance sheets, by accounting designation (in thousands):

	Gross derivative assets			Gross derivative liabilities
March 31, 2022	Not designated as hedges	Designated as hedges	Total derivative assets	Not designated as hedges	Designated as hedges	Total derivative liabilities
Crypto asset borrowings with embedded derivatives(1)	$—	$249,906	$249,906	$—	$136,562	$136,562
Accounts receivable denominated in crypto assets	5,326	—	5,326	—	—	—
Crypto asset futures	—	2,399	2,399	—	—	—
Total fair value of derivative assets and liabilities	$5,326	$252,305	$257,631	$—	$136,562	$136,562
__________________
(1)    During the three months ended March 31, 2022, the fee on these borrowings ranged from 0.0% to 4.5%. During the three months ended March 31, 2021, the fee on these borrowings ranged from 1.7% to 7.0%. During the three months ended March 31, 2022 and March 31, 2021, the Company incurred $1.4 million and $4.3 million of borrowing fees in crypto assets, respectively. Borrowing fees are included in Other operating expense, net in the condensed consolidated statements of operations.

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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Impact of derivatives on the condensed consolidated statements of operations
Gains (losses) on derivative instruments recognized in the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Gains (losses) recorded in Other operating expense, net
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Derivatives	Hedged items	Income statement impact	Derivatives	Hedged items	Income statement impact
Designated as fair value hedging instruments
Crypto asset borrowings with embedded derivatives	$4,998	$(4,924)	$74	$(267,400)	$258,124	$(9,276)
Crypto asset futures	(2,666)	2,743	77	—	—	—
Not designated as hedging instruments
Accounts receivable denominated in crypto assets	(4,913)	—	(4,913)	—	—	—
Crypto asset futures	(1,692)	—	(1,692)	—	—	—
Total	$(4,273)	$(2,181)	$(6,454)	$(267,400)	$258,124	$(9,276)
The following amounts were recorded in the condensed consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the condensed consolidated statements of operations in future periods as an adjustment to Other operating expense, net (in thousands):

		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items
March 31, 2022	Carrying amount of the hedged items	Active hedging relationships	Discontinued hedging relationships	Total
Crypto assets held	$567,983	$(111,931)	$515	$(111,416)

		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items
December 31, 2021	Carrying amount of the hedged items	Active hedging relationships	Discontinued hedging relationships	Total
Crypto assets held	$421,685	$(240,771)	$—	$(240,771)

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.    FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$3,975,881	$—	$—	$3,975,881	$4,813,621	$—	$—	$4,813,621
Customer custodial funds(2)	3,066,565	—	—	3,066,565	3,566,072	—	—	3,566,072
Crypto assets held(3)	—	567,983	—	567,983	—	421,685	—	421,685
Derivative assets(4)	—	257,631	—	257,631	—	345,429	—	345,429
Total assets	$7,042,446	$825,614	$—	$7,868,060	$8,379,693	$767,114	$—	$9,146,807

Liabilities
Derivative liabilities(4)(5)	$—	$136,562	$—	$136,562	$—	$93,616	$—	$93,616
Contingent consideration arrangement	—	—	14,828	14,828	—	—	14,828	14,828
Total liabilities	$—	$136,562	$14,828	$151,390	$—	$93,616	$14,828	$108,444
__________________
(1)Excludes corporate cash of $2.1 billion and $2.3 billion held in deposit at financial institutions and crypto asset trading venues and not measured and recorded at fair value as of March 31, 2022 and December 31, 2021, respectively.
(2)Excludes customer custodial funds of $7.0 billion held in deposit at financial institutions and not measured and recorded at fair value as of March 31, 2022 and December 31, 2021.
(3)Includes crypto assets held that have been designated as hedged items in fair value hedges and excludes crypto assets of $765.4 million and $566.5 million held at cost as of March 31, 2022 and December 31, 2021, respectively.
(4)Excludes crypto asset borrowings of $598.9 million and $669.4 million, representing the host liability contract which is not measured and recorded at fair value as of March 31, 2022 and December 31, 2021, respectively. Additionally, excludes the host contract of $21.7 million and $17.4 million related to Accounts receivable denominated in crypto assets as of March 31, 2022 and December 31, 2021, respectively.
(5)Excludes the host contract of $32.6 million and an immaterial amount related to Other payables denominated in crypto assets as of March 31, 2022 and December 31, 2021, respectively.

The Company did not make any transfers between the levels of the fair value hierarchy during the three months ended March 31, 2022 and the year ended December 31, 2021.
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
Financial assets and liabilities not measured and recorded at fair value
The Company’s financial instruments, including certain Cash and cash equivalents, Restricted cash, certain Customer custodial funds, USDC, Custodial funds due to customers, Short-term borrowings and Loans receivable are carried at amortized cost, which approximates their fair value. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs, except for Short-term borrowings and Loans receivable which would be based on Level 2 and Level 3 inputs, respectively.
The Company estimates the fair value of its 2026 Convertible Notes and Senior Notes based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of March 31, 2022, the estimated fair value of the 2026 Convertible Notes and Senior Notes were $1.34 billion and $1.75 billion, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12.    COMMON STOCK
Effective April 1, 2021, the Company amended and restated its certificate of incorporation to authorize 10,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, 500,000,000 shares of undesignated common stock, and 500,000,000 shares of undesignated preferred stock. Shares of Class A common stock and Class B common stock will be treated equally, identically and ratably, on a per share basis, with respect to dividends that may be declared by the Company’s board of directors. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 20 votes per share. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters (including the election of directors) submitted to a vote of the stockholders of the Company. Upon a liquidation, dissolution or winding-up of the Company, the assets legally available for distribution to stockholders would be distributed ratably among the holders of Class A common stock and Class B common stock and any participating preferred stock or new series of common stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock or new series of common stock. Shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a one-to-one basis. In addition, each share of Class B common stock will automatically convert into a share of Class A common stock upon a sale or transfer (other than with respect to certain estate planning and other transfers). Further, upon certain events specified in the restated certificate of incorporation, all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock.
The Company has reserved shares of Class A common stock and Class B common stock for issuance for the following purposes (in thousands):

	March 31,	December 31,
	2022	2021
Class A common stock
Options issued and outstanding under the 2013 Amended and Restated Stock Plan (the “2013 Plan”)	1,230	1,569
Options issued and outstanding under the 2019 Equity Incentive Plan (the “2019 Plan”)	28,267	29,311
RSUs issued and outstanding under the 2019 Plan	4,419	5,851
Options issued and outstanding under the 2021 Equity Incentive Plan (the “2021 Plan”)	720	—
RSUs issued and outstanding under the 2021 Plan	4,947	1,402
Shares available for future issuance under the 2021 Plan	43,246	35,856
Shares available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”)	7,252	5,125
Replacement options issued and outstanding from the Tagomi acquisition	4	4
Replacement options issued and outstanding from the Bison Trails acquisition	196	223
RSUs issued and outstanding from other acquisitions	229	229
Shares available for future issuance of warrants	2,296	2,296
Total Class A common stock shares reserved	92,806	81,866

Class B common stock
Options issued and outstanding under the 2013 Plan	5,792	6,101
Total Class B common stock shares reserved	5,792	6,101

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13.    STOCK-BASED COMPENSATION
Stock options
Activity of options outstanding are as follows (in thousands, except per share and years data):

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2022	37,208	$18.60	7.83	$8,698,078
Issued	725	211.62
Exercised	(1,099)	15.41
Forfeited and cancelled	(625)	23.78
Balance at March 31, 2022	36,209	22.47	7.63	6,077,685

Vested and exercisable at March 31, 2022	16,825	15.91	6.98	2,928,023
Vested and expected to vest at March 31, 2022	30,075	22.27	7.48	5,056,991
During the three months ended March 31, 2022, the Company granted stock options for the purchase of 724,751 shares of the Company’s Class A common stock with a weighted-average grant date fair value of $94.53 per share to certain employees of the Company. The stock options vest over three years at a rate of 1/12 per quarter.
As of March 31, 2022, there was total unrecognized compensation cost of $214.8 million related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.7 years.
The assumptions used under the Black-Scholes-Merton option pricing model and the weighted average calculated value of the options granted to employees were as follows:

	Three Months Ended March 31,
	2022	2021
Dividend yield	0.0%	0.0%
Expected volatility	55.1%	44.0%
Expected term (in years)	5.8	4.8
Risk-free interest rate	1.8%	0.5%
As of March 31, 2022, there were 380,944 shares subject to repurchase related to stock options early exercised and not yet vested, but that are expected to vest. As of March 31, 2022, the Company recorded a liability related to these shares subject to repurchase in the amount of $7.3 million, which is included within Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.
Chief Executive Officer performance award
During the three months ended March 31, 2022, stock-based compensation expense of $1.0 million was recognized related to this award. The Company did not recognize any stock-based compensation expenses relating to this award during the three months ended March 31, 2021.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units
The Company’s RSUs vest upon the satisfaction of a service-based condition. In general, the RSUs vest over a service period ranging from one to four years. Once vested, the RSUs are settled by delivery of Class A common stock.
Activity of RSUs outstanding are as follows (in thousands, except per share data):

	Number of shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2022	7,482	$157.22
Granted	4,523	191.09
Vested	(2,037)	162.70
Forfeited and cancelled	(373)	154.97
Balance at March 31, 2022	9,595	172.11
For RSUs granted during the three months ended March 31, 2022, the closing price of the Company’s Class A common stock as reported on The Nasdaq Global Select Market on the grant date was used as the fair value.
As of March 31, 2022, there was total unrecognized compensation cost of $1.5 billion related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.87 years.
Restricted common stock
As part of the Company’s acquisitions, the Company issued restricted Class A common stock. Vesting of this restricted Class A common stock is dependent on a service-based vesting condition that is generally satisfied over three years. The Company has the right to repurchase shares at par value for which the vesting condition is not satisfied. Activity of restricted Class A common stock is as follows (in thousands, except per share data):

	Number of shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2022	2,014	$137.57
Granted	323	126.85
Vested	(549)	134.77
Forfeited and cancelled	—	—
Balance at March 31, 2022	1,788	136.50
As of March 31, 2022, there was total unrecognized compensation cost of $215.8 million related to unvested restricted Class A common stock. These costs are expected to be recognized over a weighted-average period of approximately 2.07 years.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Employee Stock Purchase Plan
The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount, over a series of offering periods through accumulated payroll deductions over the period. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is lower than the stock price on the offering date. The Company recognizes stock-based compensation expenses related to purchase rights issued pursuant to its ESPP on a straight-line basis over the offering period, which is 24 months. The fair value of purchase rights under the ESPP are estimated on the date of grant using the Black-Scholes-Merton option valuation model.
The grant date of the initial offering period was May 3, 2021, and that offering period shall end on April 30, 2023. As of March 31, 2022, the Company recorded a liability of $16.4 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.
Stock-based compensation expense
Stock-based compensation is included in the following components of expenses on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Technology and development	$256,524	$73,256
Sales and marketing	14,956	3,531
General and administrative	80,661	27,841
Total	$352,141	$104,628
During the three months ended March 31, 2022 and March 31, 2021, $1.4 million and $0.7 million of stock-based compensation expense was included in capitalized software, respectively.
14.    INCOME TAXES
The Company’s effective tax rate (“ETR”) for the three months ended March 31, 2022 and March 31, 2021 was 29.5% and 22.6%, respectively. The ETR of 29.5% for the three months ended March 31, 2022 was higher than the U.S. statutory rate of 21% primarily due to the tax benefit on (i) compensation expense on deductible stock compensation at a fair market value, net of limitations, and (ii) U.S. federal research and development credits.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15.    NET (LOSS) INCOME PER SHARE
The computation of net (loss) income per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic net (loss) income per share:
Numerator
Net (loss) income	$(429,659)	$771,463
Less: Income allocated to participating securities	—	(469,567)
Net (loss) income attributable to common stockholders, basic	$(429,659)	$301,896
Denominator
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, basic	217,472	79,373
Net (loss) income per share attributable to common stockholders, basic	$(1.98)	$3.80
Diluted net (loss) income per share:
Numerator
Net (loss) income	$(429,659)	$771,463
Less: Income allocated to participating securities	—	(383,744)
Net (loss) income attributable to common stockholders - diluted	$(429,659)	$387,719
Denominator
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, basic	217,472	79,373
Weighted-average effect of potentially dilutive securities:
Stock options	—	44,492
RSUs	—	2,841
Warrants	—	290
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, diluted	217,472	126,996
Net (loss) income per share attributable to common stockholders, diluted	$(1.98)	$3.05
Certain restricted Class A common stock granted as consideration in acquisitions and the Company’s convertible preferred stock outstanding during 2021 are participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	36,209	192
RSUs	9,595	2,331
Convertible notes	3,880	—
Restricted common stock	2,116	—
Employee stock purchase plan	382	—
Contingent consideration	151	—
Total	52,333	2,523
16.    COMMITMENTS AND CONTINGENCIES
Crypto asset wallets
The Company has committed to securely store all crypto assets it holds on behalf of users. As such, the Company may be liable to its users for losses arising from theft or loss of user private keys. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial private keys to minimize the risk of theft or loss. Since the risk of loss is remote, the Company had not recorded a liability at March 31, 2022 or December 31, 2021.
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
It is not possible to determine the maximum potential exposure under these indemnification agreements: (i) because the facts and circumstances involved in each claim are unique and the Company cannot predict the number or nature of claims that may be made; (ii) due to the unique facts and circumstances involved in each particular agreement; and (iii) due to the requirement for a registration of the Company’s securities before any of the indemnification obligations contemplated in the IRA become effective.
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
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., was filed in the U.S. District Court for the Southern District of New York against the Company alleging claims under Sections 5, 15(a)(1) and 29(b) of the Exchange Act and violations of certain California and Florida state statutes. On March 11, 2022, plaintiffs filed an amended complaint adding Coinbase, Inc. and Brian Armstrong as defendants and adding causes of action. Among other relief requested, the plaintiffs seek injunctive relief, unspecified damages, attorneys’ fees and costs. The Company and other defendants dispute the claims in this case and intend to vigorously defend against them. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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
The Company has received investigative subpoenas from the SEC for documents and information about certain customer programs, operations, and intended future products, including the Company’s stablecoin and yield-generating products. Based on the ongoing nature of this matter, the outcome remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion and analysis contain forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Quarterly Report on Form 10-Q.
Executive Overview
This executive overview of the Management’s Discussion and Analysis (“MD&A”) highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.
The first quarter of 2022 continued a trend of both lower crypto asset prices and volatility that began in late 2021. These market conditions directly impacted our results for the first quarter of 2022. We believe these market conditions are not permanent and we remain focused on the long-term. In fact, we believe that our investment in our business now is especially critical as these periods of low volatility can provide the opportunity to focus more intently on product development than is possible during peak periods when we are more focused on meeting high demand.
During the first quarter of 2022, we made good progress on our product development, highlighted by the beta launch of Coinbase NFT in April 2022, growing adoption of Coinbase Wallet, expansion of our staking offering through the addition of Cardano, and hiring of over 1,200 full-time employees to help us build the future of crypto.
For the three months ended March 31, 2022, our total net revenue was $1.2 billion, including $1.0 billion in transaction revenue, and, as of March 31, 2022, MTUs were 9.2 million. Our financial results generally declined for the first quarter of 2022 as compared to the fourth quarter of 2021 due to lower trading volumes in connection with softer market conditions. Subscription and services revenues was $152 million, representing 13% of total net revenue. Due to lower transaction revenue and our commitment to invest heavily this year, our net loss was $430 million and Adjusted EBITDA was $20 million.

Key Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended March 31,		% Change
	2022	2021
Verified Users(1) (in millions)	98	54	81%
MTUs (in millions)	9.2	6.1	51
Assets on Platform (in billions)	$256	$223	15
Trading Volume (in billions)	$309	$335	(8)
Net (loss) income (in millions)	$(430)	$771	(156)
Adjusted EBITDA(2) (in millions)	$20	$1,117	(98)
___________________
(1)We discovered that the Verified Users metric previously disclosed as of March 31, 2021 did not exclude load testing users, which caused the metric to be overstated. This overstatement was not repeated in the Verified Users metric disclosed in subsequent quarters. Accordingly, the Verified Users metric as of March 31, 2021 has been revised from 56 million to 54 million.
(2)Please see the section titled Non-GAAP Financial Measure for a reconciliation of net (loss) income to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Verified Users
We define “Verified Users” as all retail users, institutions, and ecosystem partners that have registered an account on our platform and confirmed either their email address or phone number, or that have established an account with a username on our non-custodial wallet application, as of the date of measurement. Verified Users are an indication of our scale. These customers have demonstrated an interest in our platform or direct intent to transact with crypto assets. Verified Users represent the top level of our customer acquisition funnel. Verified Users may overstate the number of unique customers who have registered an account on our platform as one customer may register for, and use, multiple accounts with different email addresses, phone numbers, or usernames.
Monthly Transacting Users
We define an “MTU” as a retail user who actively or passively transacts in one or more products on our platform at least once during the rolling 28-day period ending on the date of measurement. MTUs presented for the end of a quarter are the average of each month’s MTUs in each respective quarter. MTUs represent our transacting base of retail users who drive potential revenue generating transactions on our platform. MTUs engage in transactions that generate both Transaction revenue and Subscription and services revenue. Revenue generating transactions include active transactions, such as buying or selling crypto assets through our Invest product or passive transactions such as earning a staking reward. MTUs also engage in transactions that are non-revenue generating such as send and receive. MTUs may overstate the number of unique retail users due to differences in product architecture or user behavior.
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

The value of Assets on Platform is driven by three factors – the price, quantity, and type of crypto assets held by customers on our platform. Changes in the price and quantity, particularly for Bitcoin and Ethereum, or type of crypto asset held on our platform, can result in the growth or decline in Assets on Platform in a particular period. Our Assets on Platform by asset are as follows:

	As of March 31,
	2022	2021
Assets on Platform:
Bitcoin	42%	62%
Ethereum	24%	14%
Other crypto assets	31%	21%
Fiat	4%	3%
Total(1)	100%	100%
___________________
(1)Figures presented above may not sum precisely due to rounding

During the three months ended March 31, 2022 and March 31, 2021, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Assets on Platform.

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

	Three Months Ended March 31,
	2022	2021
Trading Volume (in billions):
Retail	$74	$120
Institutional	235	215
Total	$309	$335

Trading Volume by crypto asset:
Bitcoin	24%	39%
Ethereum	21	21
Other crypto assets	55	40
Total	100%	100%

Transaction revenue by crypto asset:
Bitcoin	25%	41%
Ethereum	23	19
Other crypto assets	52	40
Total	100%	100%
Crypto assets other than Bitcoin and Ethereum, or Other crypto assets, contributed a greater share of Trading Volume during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Approximately 55% of our total Trading Volume for the three months ended March 31, 2022, came from Other crypto assets, up from 40% for the three months ended March 31, 2021. This trend is consistent with the overall crypto market, where crypto assets other than Bitcoin and Ethereum comprised a larger percent of spot market trading volumes during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Additionally, we continue to add trading support for new crypto assets, which contributes to the increased trading concentration in Other crypto assets. As of March 31, 2022 and March 31, 2021, we supported trading for 166 and 51 crypto assets, respectively.
During the three months ended March 31, 2022 and March 31, 2021, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Trading Volume or Transaction revenue, respectively.
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
Transaction revenue
We generate substantially all of our net revenue from transaction fees from trades that occur on our platform. The transaction fee earned is based on the price and quantity of the crypto asset that is bought, sold, or converted. Transaction revenue is recognized at the time the transaction is processed and is directly correlated with Trading Volume on our platform.
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
Our Staking revenue is included within Blockchain rewards. Our blockchain services offered as part of Coinbase Cloud’s blockchain infrastructure solutions are included in Other subscription and services revenue.
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
•Other: Other subscription and services revenue primarily includes revenue from Coinbase Cloud and subscription licenses.
Other revenue
Other revenue includes the sale of crypto assets when we are the principal in the transaction. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets. We fulfill customer accommodation transactions using our own assets for orders that do not meet the minimum trade size for execution on our platform or to maintain customers’ trade execution and processing times during unanticipated system disruptions. We have custody and control of these crypto assets prior to the sale to the customer and record revenue at the point in time when the sale is processed. Accordingly, we record the total value of the sale as revenue and the cost of the crypto asset in Other operating expense, net. Transactions involving our sale of crypto assets represented less than 0.1% of our total revenue for the three months ended March 31, 2022.
Other revenue also includes interest income earned primarily on our corporate cash and cash equivalents. Interest income is calculated using the interest method and depends on the balance of cash and cash equivalents as well as the prevailing interest rate environment.

Operating expenses
Operating expenses consist of Transaction expense, Technology and development, Sales and marketing, General and administrative, and Other operating expense, net.
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
Other operating expense, net
Other operating expense, net includes impairment and realized gains on the sale of crypto assets, realized gains and losses resulting from the settlement of derivative instruments, and fair value gains and losses related to derivatives and derivatives designated in qualifying fair value hedge accounting relationships.
Other operating expense, net also includes cost of our crypto assets used to fulfill customer accommodation transactions. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets held for operating purposes. We have custody and control of the crypto assets prior to the sale to the customer. Accordingly, we record the total value of the sale in Other revenue and the cost of the crypto asset in Other operating expense, net.

Interest expense
Interest expense on debt includes coupon interest expense, as well as amortization of debt discounts and debt issuance costs.
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
Results of Operations
The following table summarizes the historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
Net revenue	$1,164,891	$1,596,981
Other revenue	1,545	204,131
Total revenue	1,166,436	1,801,112
Operating expenses:
Transaction expense	277,826	234,066
Technology and development	570,664	184,225
Sales and marketing	200,204	117,990
General and administrative	413,578	121,231
Other operating expense, net	258,627	155,887
Total operating expenses	1,720,899	813,399
Operating (loss) income	(554,463)	987,713
Interest expense	22,138	—
Other expense (income), net	32,844	(8,953)
(Loss) income before income taxes	(609,445)	996,666
(Benefit from) provision for income taxes	(179,786)	225,203
Net (loss) income	$(429,659)	$771,463

The following table presents the components of the condensed consolidated statements of operations data as a percentage of total revenue:

	Three Months Ended March 31,
	2022	2021
	(as a % of total revenue)
Total revenue	100%	100%
Operating expenses:
Transaction expense	24	13
Technology and development	49	10
Sales and marketing	17	7
General and administrative	35	7
Other operating expense, net	22	9
Total operating expenses	148	46
Operating (loss) income	(48)	54
Interest expense	2	—
Other expense (income), net	2	—
(Loss) income before income taxes	(52)	54
(Benefit from) provision for income taxes	(15)	13
Net (loss) income	(37)%	41%
Comparison of the three months ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands)
Transaction revenue	$1,013,036	$1,540,580	(34)%
Subscription and services revenue	151,855	56,401	169
Other revenue	1,545	204,131	(99)
Total revenue	$1,166,436	$1,801,112	(35)
Transaction revenue for the three months ended March 31, 2022 decreased by $527.5 million or 34% compared to the three months ended March 31, 2021, due to the following:
•Crypto Asset Volatility of 8.3 for the three months ended March 31, 2022, representing a decrease of 33% from the three months ended March 31, 2021. Trading Volume on our platform is correlated with Crypto Asset Volatility; and
•a decrease in retail Trading Volume of 38%, due to a decrease in both the average price of Bitcoin and Other crypto assets.
A number of factors contribute to changes in crypto asset prices and Crypto Asset Volatility, including, but not limited to, changes in the supply and demand for a particular crypto asset, crypto market sentiment, macroeconomic factors, utility of a particular crypto asset, and idiosyncratic events.

Subscription and services revenue for the three months ended March 31, 2022 increased by $95.5 million or 169% compared to the three months ended March 31, 2021, due to the following:
•an increase in Blockchain rewards of $72.6 million, mainly as a result of increased user participation in reward generating activities, including, predominantly Staking activities such as ETH 2.0 Staking which was launched in the second quarter of 2021;
•an increase in participation and delegation revenue of $11.2 million due to growth in Coinbase Cloud; and
•an increase in custodial fee revenue of $8.2 million, due to an increase in the average assets under custody of $17.5 billion over the same period. The growth in assets under custody was driven by new and existing customers and an increase of 40 assets supported by custody during the three months ended March 31, 2022.
Other revenue for the three months ended March 31, 2022 decreased by $202.6 million or 99%, compared to the three months ended March 31, 2021, due to a decrease in crypto assets sales revenue over the same period. We generated revenue from crypto asset sales where the transactions are fulfilled with our crypto assets to accommodate customers, primarily as a result of unanticipated system disruptions. For the three months ended March 31, 2022, we did not experience any unanticipated system disruptions compared to five unanticipated system disruptions for the three months ended March 31, 2021. The number of unanticipated system disruptions significantly declined over the same period as we continued to make significant investments in database and network infrastructure to support heightened trading volumes on our platform.
Operating expenses

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands)
Transaction expense	$277,826	$234,066	19%
Technology and development	570,664	184,225	210
Sales and marketing	200,204	117,990	70
General and administrative	413,578	121,231	241
Other operating expense, net	258,627	155,887	66
Total operating expenses	$1,720,899	$813,399	112
Transaction expense for the three months ended March 31, 2022 increased by $43.8 million or 19%, compared to the three months ended March 31, 2021. Transaction expense as a percentage of net revenue was 23.8% and 14.7% during the three months ended March 31, 2022 and March 31, 2021, respectively.
The increase in Transaction expense for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was predominantly due to the following:
•an increase of $59.4 million related to rewards paid or payable to users from blockchain activities such as staking; and
•an increase of $18.5 million in transaction reversal losses; offset by
•a decrease of $37.7 million related to miner fees driven by transaction volume decrease and lower blockchain network fees such as Ethereum gas prices.

Technology and development expenses for the three months ended March 31, 2022 increased by $386.4 million or 210%, compared to the three months ended March 31, 2021, predominantly due to the following:
•an increase of $286.2 million in personnel-related expenses, including a $183.3 million increase in stock based compensation expense, due to a 162% increase in headcount growth and the issuance of equity instruments in conjunction with business combinations and
•an increase of $75.0 million in software and service costs, driven by continued investment in our products and platform. We expect that these costs will continue to increase in the future as we scale our teams and deliver new products and services for the cryptoeconomy.
Sales and marketing expenses for the three months ended March 31, 2022 increased by $82.2 million or 70%, compared to the three months ended March 31, 2021. Sales and marketing as a percentage of net revenue was 17.2% and 7.4% during the three months ended March 31, 2022 and March 31, 2021, respectively.
The increase in Sales and marketing for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due to the following:
•an increase of $49.1 million predominantly due to offline advertising as well as conference and event sponsorships; and
•an increase of $24.2 million in personnel-related expenses, including a $11.4 million increase in stock-based compensation, due to a 246% increase in headcount growth; offset by
•an increase of $5.1 million in customer referral and promotion fees related to marketing initiatives such as sweepstakes and incentivized campaigns.
General and administrative expenses for the three months ended March 31, 2022, increased by $292.3 million, or 241%, compared to the three months ended March 31, 2021, predominantly driven by the following:
•an increase of $121.9 million in personnel-related expenses, including a $52.8 million increase in stock-based compensation, due to a 239% increase in headcount growth;
•an increase of $94.6 million in customer support costs related to contingent workforce and managed services due to business growth to support customer experience and compliance;
•an increase of $21.1 million in equipment and furniture as well as software license cost related to an increase in headcount growth and business growth; and
•an increase of $17.8 million in professional services including legal fees largely due to business expansion and consulting services related to litigation, regulatory and compliance.
Other operating expense, net for the three months ended March 31, 2022, increased by $102.7 million, or 66%, compared to the three months ended March 31, 2021, respectively, due to the following:
•an increase of $227.1 million gross impairment charges on crypto assets held during the quarter, Impairment charges, net of any recoveries, amounted to $209.8 million which relate to the crypto assets still held as of March 31, 2022;
•an increase of $47.8 million due to certain platform-related incidents and losses;
•a decrease of $13.3 million in digital asset realized gains; offset by
•a decrease of $185.9 million attributed to crypto assets sold in order to fulfill customer accommodation transactions primarily as a result of a decrease in the unanticipated system disruptions.

Interest expense

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands)
Interest expense	$22,138	$—	100%
During the three months ended March 31, 2022, we had interest expense on debt of $22.1 million compared to zero for the three months ended March 31, 2021 due to our Convertible Notes issued in May 2021, our Senior Notes issued in September 2021 and short-term borrowings outstanding during the first quarter of 2022.
Other expense (income), net

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands)
Other expense (income), net	$32,844	$(8,953)	(467)%
During the three months ended March 31, 2022, we had Other expense (income), net of $32.8 million loss compared to a $9.0 million gain for the three months ended March 31, 2021. The change of $41.8 million in losses is due to a net change in realized and unrealized losses from foreign exchange of $20.7 million and $10.3 million, respectively, due to the timing of Euro denominated intercompany settlements, and the absence of the remeasurement gain of $8.8 million during the three months ended March 31, 2021 related to our previously held investment in Bison Trails, as a result of the acquisition that occurred in February 2021.
(Benefit from) provision for income taxes

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands)
(Benefit from) provision for income taxes	$(179,786)	$225,203	**
** Percentage not meaningful.
The (benefit from) provision for income tax decreased by $405.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The reduction in tax was largely due to the decrease in pretax income and by the increase in tax benefits for certain stock-based compensation and research and development credits,

Non-GAAP Financial Measure
In addition to our results determined in accordance with GAAP, we believe Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA may be helpful to investors because it provides consistency and comparability with past financial performance. However, Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Among other non-cash and non-recurring items, Adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business
We calculate Adjusted EBITDA as net loss or income, adjusted to exclude provision for or benefit from income taxes, depreciation and amortization, interest expense, crypto asset borrowing costs, stock-based compensation expense, impairment, net, non-recurring Direct Listing expenses, unrealized gain or loss on foreign exchange, fair value gain or loss on derivatives and non-recurring legal reserves and related costs.
The following table provides a reconciliation of net (loss) income to Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net (loss) income	$(429,659)	$771,463
Adjusted to exclude the following:
(Benefit from) provision for income taxes	(179,786)	225,203
Depreciation and amortization	31,580	10,922
Interest expense	22,138	—
Crypto asset borrowing costs	1,436	4,273
Stock-based compensation	352,141	104,628
Impairment, net(1)	210,997	841
Non-recurring Direct Listing expenses	—	4,160
Unrealized loss (gain) on foreign exchange	7,389	(2,869)
Fair value loss (gain) on derivatives	3,452	(2,800)
Legal reserves and related costs	—	1,500
Adjusted EBITDA	$19,688	$1,117,321
______________
(1)Impairment, net represents impairment on crypto assets still held and intangible assets.

Liquidity and Capital Resources
Cash and Cash Equivalents, Restricted Cash and USDC
As of March 31, 2022, we had cash and cash equivalents of $6.1 billion, exclusive of restricted cash and customer custodial funds. Cash equivalents consisted primarily of cash deposits and money market funds denominated in U.S. dollars. As of March 31, 2022, we had restricted cash of $27.1 million which consisted primarily of amounts held in restricted bank accounts at certain third-party banks as security deposits or pledged as collateral to secure letters of credit.
As of March 31, 2022, we had $179.9 million of USDC, a stablecoin which can be redeemed one USDC for one U.S. dollar on demand. While not accounted for as cash or cash equivalent, we treat our USDC holdings as a liquidity resource.
Debt
In September 2021, we issued $2.0 billion in Senior Notes consisting of $1.0 billion of 2028 Senior Notes due on October 1, 2028 and $1.0 billion of 2031 Senior Notes due on October 1, 2031. In May 2021, we issued an aggregate of $1.44 billion of 2026 Convertible Notes that mature on June 1, 2026, unless converted, redeemed or repurchased on an earlier date. We periodically issue short-term debt to support certain business operations. See Notes 8. Accrued Expenses and Other Current Liabilities and 9. Indebtedness for further information regarding our short and long-term borrowings, respectively.
Crypto Assets
In August 2021, we announced our plans to invest $500 million as well as 10% of our quarterly net income into a diversified portfolio of crypto assets. Our investments will be deployed over a multi-quarter window. We continue to execute all trades away from our crypto asset trading platform to avoid any conflict of interest with our customers. We may increase or decrease our allocation over time as the cryptoeconomy matures.
As of March 31, 2022, we held $765.4 million of crypto assets for investment and operating purposes at impaired cost. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets and the variability of our earnings will be dependent on the future fair value of such crypto assets. We have limited ability to predict whether the sale of crypto assets received from airdrops or forks will be material to our future earnings, which is dependent on the future market liquidity, viability and fair value of such crypto assets. Our current policy is not to monetize unsupported forks or airdrops held on our platform. Crypto assets received through airdrops and forks, at the time of the airdrop or fork and at the end of the periods presented, are not material to our financial statements.

As of March 31, 2022 and December 31, 2021, the cost basis and fair value of our crypto assets held at impaired cost, was as follows:

	March 31,		December 31,
	2022		2021
	Cost(1)	Fair value(2)	Cost(1)	Fair value(2)
	(in millions)
Crypto assets held as investments:
Bitcoin	$173.7	$376.4	$87.9	$265.8
Ethereum	165.4	312.7	46.1	167.1
Other	148.6	354.7	75.4	263.1
Total crypto assets held as investments	487.7	1,043.8	209.4	696.0

Crypto assets held for operating purposes:
Bitcoin	33.6	41.1	95.5	97.9
Ethereum	60.3	81.2	58.2	75.4
Other	183.8	256.6	203.4	267.5
Total crypto assets held for operating purposes	277.7	378.9	357.1	440.8
Total crypto assets held	$765.4	$1,422.7	$566.5	$1,136.8
__________________
(1)Cost amounts shown are net of impairment recognized.
(2)The fair value of crypto assets held is based on quoted market prices for one unit of each crypto asset reported on our platform at 11:59 pm Coordinated Universal Time (UTC) on the last day of the respective period multiplied by the quantity of each crypto asset held.

We view our crypto asset investments as long term holdings and we do not plan to engage in regular trading of crypto assets. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Customer accommodations are fulfilled with crypto assets held for operational purposes. We recognized $141.7 million of impairment expense on our crypto asset investment portfolio for the three months ended March 31, 2022.
Cash Requirements and Contractual Obligations
Certain jurisdictions where we operate require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all custodial funds due to customers. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial funds, and in-transit funds receivable. As of March 31, 2022 and December 31, 2021, our eligible liquid assets were greater than the aggregate amount of custodial funds due to customers. We are also required to hold corporate liquid assets at our subsidiaries to meet capital requirements established by our regulators based on the value of crypto assets held in custody.

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
Our material cash requirements and contractual obligations arising in the normal course of business primarily consist of operating lease commitments, non-cancelable purchase obligations, debt and related interest payments, and income taxes. With respect to operating lease commitments, which consists of operating leases for corporate offices as of March 31, 2022, the total amount of lease payments due is $105.4 million, with $27.3 million due prior to December 31, 2022. With respect to non-cancelable purchase obligations, which consists of committed spend relating to advertising and technology, as of March 31, 2022, the total amount due was $394.1 million, with $316.3 million due prior to December 31, 2022. See Notes 8. Accrued Expenses and Other Current Liabilities, 9. Indebtedness and 14. Income Taxes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information relating to debt and income taxes as of March 31, 2022.
Cash flows

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(830,114)	$3,411,765
Net cash used in investing activities	(691,591)	(37,910)
Net cash provided by financing activities	13,434	59,820
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,508,271)	$3,433,675
Effect of exchange rates on cash	$(5,507)	$16,231
Change in customer custodial funds	$(502,848)	$2,528,384

Operating activities
We assess our cash flow from operating activities by adjusting for the change in customer custodial funds. We use this as a more accurate indicator of our cash growth and our ability to invest in our infrastructure and people to achieve our strategic objectives.
Net cash used in operating activities was $830.1 million for the three months ended March 31, 2022, of which $738.8 million related to cash from the change in custodial funds due to customers. Our net cash used in operating activities, other than from custodial funds due to customers, reflected a Net loss of $429.7 million, partially offset by non-cash adjustments of $412.6 million, which were driven by benefits from deferred income taxes and realized gains on crypto assets driven by net crypto assets received from operating activities. This was partially offset by stock-based compensation expense, impairment expense, depreciation and amortization expense, non-cash lease expense and unrealized losses on foreign exchange. In addition to these changes were changes in operating assets and liabilities of $74.3 million.
Net cash provided by operating activities was $3.4 billion for the three months ended March 31, 2021, of which $2.4 billion related to cash from the change in custodial funds due to customers. Our net cash provided by operating activities, other than from custodial funds due to customers, reflected net income of $771.5 million, non-cash adjustments of $55.2 million, which were driven by $104.6 million in stock-based compensation, $10.9 million in depreciation and amortization, and $9.0 million in non-cash lease expense. This was partially offset by $32.8 million in realized gains on crypto assets, $25.1 million of net crypto assets received from operating activities and $2.8 million in fair value derivative adjustments. In addition to these changes were changes in operating assets and liabilities, other than custodial funds due to customers, of $230.0 million.
Investing activities
Net cash used in investing activities of $691.6 million for the three months ended March 31, 2022 was due to $470.3 million in net outflow for the purchase and sale of crypto assets, $186.2 million in net cash paid in the Unbound Security and FairXchange acquisitions, $25.8 million in investments of companies and technologies and $9.1 million in capitalized internal-use software development costs.
Net cash used in investing activities was $37.9 million for the three months ended March 31, 2021 primarily related to net cash paid in the Bison Trails acquisition of $16.5 million, $9.2 million in investments of companies and technologies, $7.8 million in net outflow from the purchase and sale of crypto assets, and $4.4 million in capitalized internal-use software development costs.
Financing activities
Net cash provided by financing activities of $13.4 million for the three months ended March 31, 2022, was due to $149.4 million of proceeds received from the issuance of short-term borrowings, net of issuance costs, $16.9 million of proceeds from the issuance of common stock from stock option exercises, net of repurchases, and $9.0 million of proceeds received under the employee stock purchase plan. This was partially offset by $141.8 million of taxes paid related to net share settlements of equity awards and $20.0 million in repayments of short-term borrowings.
Net cash provided by financing activities of $59.8 million for the three months ended March 31, 2021 was primarily due to $59.4 million of proceeds from the issuance of common stock from stock option exercises.

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
Except as described in Note 2. Summary of Significant Accounting Policies, of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K. which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022.
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
Interest rate risk
We had cash and cash equivalents, including restricted cash and customer custodial funds, of $16.2 billion and $17.7 billion as of March 31, 2022 and December 31, 2021, respectively. Our investment policy and strategy related to our cash and cash equivalents and customer custodial funds is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents primarily consist of cash deposits and money market funds. We also earn interest income from a revenue agreement we hold with the issuer of USDC. Changes in interest rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis points increase or decrease in interest rates would have resulted in a $43.1 million increase or decrease in total revenue for the three months ended March 31, 2022.
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
As of March 31, 2022, we have an embedded derivative asset of $249.9 million, as well as embedded derivative liabilities of $136.6 million as a result of entering into transactions to borrow crypto assets, which are recorded on the condensed consolidated balance sheets. In addition, we have an embedded derivative asset of $5.3 million for accounts receivable that is denominated in crypto assets and a derivative asset of $2.4 million for short positions on futures contracts to minimize the exposure on the changes in the fair value price of Crypto assets held. Both of these derivative assets are recorded on the condensed consolidated balance sheets in Accounts and loans receivable, net of allowance. A 10% increase or decrease in the fair value of the derivative positions would not have a material impact on our financial results. For more information, see Notes 2. Summary of Significant Accounting Policies, and 10. Derivatives, of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q .

Market price risk of crypto assets
We generate substantially all of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction and may vary depending on payment type and the value of the transaction. We also generate total revenue from our subscription products and services and, while revenue from these products and services have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect our operating results. In particular, our future profitability may depend upon the market price of BTC and ETH, as well as Other crypto assets. Crypto asset prices, along with our operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets could have a material and adverse effect on our earnings, the carrying value of our crypto assets, and our future cash flows. This may also affect our liquidity and our ability to meet its ongoing obligations.
We record impairment charges on our crypto assets held when crypto asset prices decrease below the carrying value of these crypto assets. As of March 31, 2022, a 10% decrease in crypto asset prices would not have a material impact on our impairment charges. For more information, see Note 6. Goodwill, Intangible Assets, net, and Crypto Assets Held of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q .

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material legal proceedings in which we are involved, see Note 16, Commitments and Contingencies, in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. However, we are subject to regulatory oversight by numerous state, federal, and foreign regulators and we are and we may become subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business. For example, we have received investigative subpoenas and other inquiries from various state attorneys general for documents and information pertaining to our business practices and policies, customer complaints, asset launches, certain ongoing litigation, and certain transfers of crypto assets. In addition, we have received investigative subpoenas from the SEC and similar subpoenas and demand letters from various state regulators for documents and information about certain of our customer programs, operations, and intended future products, including our stablecoin and yield-generating products. Also for example, in January 2021, the California Department of Fair Employment and Housing issued an investigative subpoena for documents and information related to certain of our business practices and policies, and the matter is ongoing. We intend to cooperate fully with such investigations. These examples are not exhaustive.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
•adding crypto assets to, or removing from our platform;
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

•system failure, outages or interruptions, including with respect to our crypto platform and third-party crypto networks;
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
•the adoption of unfavorable taxation policies on crypto asset investments by governmental entities;
•the maintenance, troubleshooting, and development of the blockchain networks underlying crypto assets, including by miners, validators, and developers worldwide;
•the ability for crypto networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;
•legal and regulatory changes affecting the operations of miners and validators of blockchain networks, including limitations and prohibitions on mining activities, or new legislative or regulatory requirements as a result of growing environmental concerns around the use of energy in bitcoin and other proof-of-work mining activities;
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
We support a diverse portfolio of crypto assets for trading and custody. However, for the quarter ended March 31, 2022 and the year ended December 31, 2021, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove approximately 45% of total Trading Volume on our platform during these periods. As such, in addition to the factors impacting the broader cryptoeconomy described in this section, our business may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
•the reduction in mining rewards of Bitcoin, including block reward halving events, which are events that occur after a specific period of time and reduces the block reward earned by miners;
•public sentiment related to the actual or perceived environmental impact of Bitcoin, Ethereum, and related activities, including environmental concerns raised by private individuals and governmental actors related to the energy resources consumed in the Bitcoin mining process;
•the development and launch timeline of Ethereum 2.0, including the planned migration of Ethereum to a proof-of-stake model;
•disruptions, hacks, splits in the underlying networks also known as “forks”, attacks by malicious actors who control a significant portion of the networks’ hash rate such as double spend or 51% attacks, or other similar incidents affecting the Bitcoin or Ethereum blockchain networks;
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
•the ability to attract and retain developers and customers to use Bitcoin and Ethereum for payment, store of value, unit of accounting, and other intended uses and the absence of another supported crypto asset to attract and retain developers and customers for the same;
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
Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems and customers’ crypto assets. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. We may also acquire other companies that expose us to unexpected security risks or increase costs to improve the security posture of the acquired company. Further, there has been an increase in such threat actor activities as a result of the coronavirus or COVID-19, pandemic. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.
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
Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, federal government contractors, trust companies, securities, broker-dealers and alternative trading systems (“ATS”), commodities, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, retail and commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), retail protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the cryptoeconomy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

In addition to existing laws and regulations, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the cryptoeconomy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. For example, under recommendations from the Financial Crimes Enforcement Network (“FinCEN”), and the Financial Action Task Force (“FATF”),, the United States and several foreign jurisdictions have or are likely to impose the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may face substantial costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. In December 2020, FinCEN released a proposed rule that would require us to collect personal information from the owners of self-custodied wallets that transfer cryptocurrencies to or receive cryptocurrencies from us, and report certain transactions to the federal government. There are substantial uncertainties on how these requirements would apply in practice, and we may face substantial costs to operationalize and comply with these rules. We may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. As another example, the recent extension of anti-money laundering requirements to certain crypto-related activities by the European Union’s Fifth Money Laundering Directive has increased the regulatory compliance burden for our business in Europe and, as a result of the fragmented approach to the implementation of its provisions, resulted in distinct and divergent national licensing and registration regimes for us in different E.U. member states. Further E.U.-level legislation imposing additional regulatory requirements in relation to crypto-related activities is also expected in the intermediate term which, among other things, may impose new or additional regulatory requirements on both crypto service providers and issuers of certain crypto assets, which may impact our operations in the European Union. For example, the requirements of privacy and data protection laws in the European Union, United States, and elsewhere are typically founded on the premise of centralized, data-controller-based data processing, and require fulfilling, among other things, individual rights to access or delete one’s data. This creates unique compliance challenges given the nature of blockchain’s peer-to-peer network architecture, lack of centralized control, immutability, and perpetual data storage.

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

Due to our business activities, we are subject to ongoing examinations, oversight, and reviews and currently are, and expect in the future, to be subject to investigations and inquiries, by U.S. federal and state regulators, including the New York Department of Financial Services (“NYDFS”), and foreign financial service regulators, including the U.K. Financial Conduct Authority and the Central Bank of Ireland, which each have broad discretion to audit and examine our business. We are periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have, are, and may in the future require us to take certain actions, including amending, updating, or revising our compliance measures from time to time, limiting the kinds of customers that we provide services to, changing, terminating, or delaying our licenses and the introduction of our existing or new product and services, and undertaking further external audit or being subject to further regulatory scrutiny, including investigations and inquiries. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business, as well as increased costs, and supervision and examination for ourselves, our agents, and service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.
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
As we expand and localize our international activities, we have become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have in recent months significantly increased their scrutiny of crypto asset exchanges, such as by requiring crypto asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, crypto, and related technologies outside of the United States are highly evolving, extensive and often impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws and regulations related to economic sanctions and export controls enforced by U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, currently the Crimea Region, the Donetsk People's Republic (DNR), and the Luhansk People's Republic (LNR) of Ukraine, Cuba, Iran, North Korea, and Syria, as well as with persons, entities, and governments identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the United States, the E.U., the United Kingdom, and other jurisdictions have imposed wide-ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. We have continued to engage in activity in Russia and Belarus and with customers associated with these countries. At the same time, we have implemented additional processes and procedures to further compliance with these new sanctions. However, our activity in Russia and Belarus and with these customers associated with these countries subjects us to further exposure to sanctions as they are released. We have an OFAC compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC. Certain of these voluntary self-disclosures are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or finding of violation. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls, and are working to implement additional controls and screening tools designed to prevent sanctions violations, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.
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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. For example, we are currently subject to securities class actions and a shareholder derivative action, which are described in Note 16, Commitments and Contingencies, in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
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
Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include decentralized applications, DeFi, yield farming, non-fungible tokens (“NFTs”), play-to-earn games, lending, staking, token wrapping, governance tokens, innovative programs to attract customers such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, and novel cryptocurrency fundraising and distribution schemes, such as “initial exchange offerings.” We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our customer base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract customers, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain customers, including large, institutional, high-frequency and high-volume traders. As a result, we expect to incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our business and our ability to successfully compete, to retain existing customers, and to attract new customers may be adversely affected.

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

We have policies and procedures to analyze whether each crypto asset that we seek to facilitate trading on our platform could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which permits us to make a risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a “security” under applicable laws. Because our platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of crypto assets on our platform, we only permit trading on our core platform of those crypto assets for which we determine there are reasonably strong arguments to conclude that the crypto asset is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to crypto assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of crypto assets may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. For example, in December 2020, we announced that we had made a decision to suspend all XRP trading pairs on our platform in light of the SEC’s lawsuit filed against Ripple Labs, Inc. (“Ripple”) and two of its executives, alleging that they have engaged in an unregistered, ongoing securities offering through the sale of XRP. The SEC’s litigation with Ripple is still pending resolution. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, facts, and developments in technology.
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
As of March 31, 2022, we held $256 billion in custodial fiat currencies and cryptocurrencies on behalf of customers. Supported crypto assets are not insured or guaranteed by any government or government agency. We have also entered into partnerships with third parties, such as with the Centre Consortium, as a reseller of USDC, where we or our partners receive and hold funds for the benefit of our customers. Our and our partners’ abilities to manage and accurately safeguard these customer assets requires a high level of internal controls. As our business continues to grow and we expand our product and service offerings, we must continue to strengthen our associated internal controls and ensure that our partners do the same. Our success and the success of our offerings requires significant public confidence in our and our partners’ ability to properly manage customers’ balances and handle large and growing transaction volumes and amounts of customer funds. In addition, we are dependent on our partners’ operations, liquidity, and financial condition for the proper maintenance, use, and safekeeping of these customer assets. Any failure by us or our partners to maintain the necessary controls or to manage customer crypto assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, lead customers to discontinue or reduce their use of our and our partners’ products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition. Moreover, because custodially held crypto assets may be considered to be the property of a bankruptcy estate, in the event of a bankruptcy, the crypto assets we hold in custody on behalf of our customers could be subject to bankruptcy proceedings and such customers could be treated as our general unsecured creditors. This may result in customers finding our custodial services more risky and less attractive and any failure to increase our customer base, discontinuation or reduction in use of our platform and products by existing customers as a result could adversely impact our business, operating results, and financial condition.
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
•regulatory and governmental bodies in countries that we target for expansion express negative views towards crypto asset trading platforms and, more broadly, the cryptoeconomy; or
•we or other companies in our industry are the subject of adverse media reports or other negative publicity.
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
We began our operations in 2012 and since then our business model has continued to evolve. Our net revenue has significantly grown since our formation, but there is no assurance that this growth rate will continue in future periods and you should not rely on the revenue growth of any given prior quarterly or annual period as an indication of our future performance. We may not always generate sufficient total revenue to achieve positive cash flow from operations or profitability in any given period, and our limited operating history and the volatile nature of our business make it difficult to evaluate our current business and our future prospects. For instance, although we generated net income of $3.6 billion in 2021 and $322.3 million in 2020, we incurred a net loss of $30.4 million in 2019. We have encountered and will continue to encounter risks and difficulties as described in this section. If we do not manage these risks successfully, our business may be adversely impacted. If our growth rate were to decline significantly or become negative, it could adversely affect our operating results and financial condition. If we are not able to achieve or maintain positive cash flow from operations, our business may be adversely impacted and we may require additional financing, which may not be available on favorable terms or at all, or which would be dilutive to our stockholders.
Because our long-term success depends, in part, on our ability to expand our sales to customers outside the United States, our business is susceptible to risks associated with international operations.
We currently have subsidiaries in the United States and abroad. We plan to enter into or increase our presence in additional markets around the world. We have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems, and regulatory systems. As we continue to expand our business and customer base outside the United States, we will be increasingly susceptible to risks associated with international operations. These risks and challenges include:
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
From time to time we have been, and may in the future be, subject to claims and disputes with our customers with respect to our products and services, such as regarding the execution and settlement of crypto asset trades, fraudulent or unauthorized transactions, account takeovers, deposits and withdrawals of crypto assets, failures or malfunctions of our systems and services, or other issues relating to our products services. For example, during periods of heavy Trading Volumes, we have received increased customer complaints. Additionally, the ingenuity of criminal fraudsters, combined with many retail users’ susceptibility to fraud, may cause our customers to be subject to ongoing account takeovers and identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and, in any case, require continuous improvement and optimization for continually evolving forms of fraud to be effective. There can be no guarantee that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our customers, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor customer experiences, including indefinite account inaccessibility for some of our customers, which increases our customer support costs and can compound damages. We could incur significant costs in compensating our customers, such as if a transaction was unauthorized, erroneous, or fraudulent. We could also incur significant legal expenses resolving and defending claims, even those without merit. To the extent we are found to have failed to fulfill our regulatory obligations, we could also lose our authorizations or licenses or become subject to conditions that could make future operations more costly, impair our ability to grow, and adversely impact our operating results. We currently are, and may in the future become, subject to investigation and enforcement action by state, federal, and international retail protection agencies, including the Consumer Financial Protection Bureau (the “CFPB”), the Federal Trade Commission (the “FTC”), state attorneys general in the United States, the U.K. Financial Conduct Authority, the U.K. Financial Ombudsman Service, and the U.K. Office of Fair Trading, each of which monitors customer complaints against us and, from time to time, escalates matters for investigation and potential enforcement against us.
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
We recently launched a beta of Coinbase NFT, a peer-to-peer marketplace for minting, purchasing, showcasing, and discovering non-fungible tokens (NFTs), which may further expose us to legal, regulatory, and other risks that could adversely affect our business, operating results, and financial condition.
In April 2022, we launched a beta of Coinbase NFT, a peer-to-peer marketplace that simplifies the purchasing, showcasing, and discovery of NFTs. While NFTs and cryptocurrencies are similar in that both are based on blockchain technology, unlike cryptocurrency units, which are fungible, NFTs have unique identification codes and often reference content. As NFTs are a relatively new and emerging type of digital asset, the regulatory, commercial, and legal framework governing NFTs is likely to evolve both in the United States and internationally and implicates issues regarding a range of matters, including, but not limited to, intellectual property rights, privacy and cybersecurity, fraud, anti-money laundering, money transmission, sanctions, and currency, commodity, and securities law compliance.

For example, NFTs raise various intellectual property law considerations, including relating to ownership, copyrights, trademarks and rights of publicity. The creator of an NFT will often have, or purport to have, all rights to the content of the NFT and can determine what rights to assign to a buyer, such as the right to display, modify, or copy the content. Risks associated with purchasing or selling items associated with content created by third parties through peer-to-peer transactions, include, among other things, the risk of purchasing counterfeit items or items alleged to be counterfeit, mislabeled items, items that are vulnerable to metadata decay, items on smart contracts with bugs, items related to content that infringes intellectual property rights, and items that may become untransferable. To the extent we are directly or indirectly involved in a dispute between creators and buyers on our NFT marketplace, it could adversely affect the success of our NFT marketplace and harm our business, operating results, and financial condition. Further, NFTs have in particular been subject to actual and attempted theft through hacking, social engineering, phishing, and fraudulently inducing individuals into delivering NFTs or providing access to NFTs to an unauthorized third party. Despite our best efforts, the safeguards we have implemented or may implement in the future to protect against these cybersecurity threats may be insufficient to prevent a malicious actor, and any such activity on Coinbase NFT could result in reputational harm, or costs or losses associated with mitigation efforts against these incidents.
Moreover, it is difficult to predict how the legal and regulatory framework around NFTs will develop and how such developments will impact our business and our NFT marketplace since the market for NFTs is relatively nascent. Similar to the crypto assets available on our platform, NFTs and our NFT marketplace may also be subject to regulations of FinCEN, the Bank Secrecy Act, and OFAC. Additionally, NFT transactions may also be subject to laws governing virtual currency or money transmission, including by the NYDFS. NFT transactions also raise issues regarding compliance with laws of foreign jurisdictions, many of which present complex compliance issues and may conflict with one another.
We also may also experience media, legislative, or regulatory scrutiny of our actions or decisions related to our content enforcement practices with respect to our NFT marketplace either as a result of our perceived failure to respond expeditiously or appropriately to the sharing of content perceived as objectionable or as a result of our decisions to remove content or suspend participation on our NFT marketplace by persons who violate our content standards and terms of service. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and demand for our NFT marketplace, which could result in decreased revenue and adversely affect our business, operating results, and financial condition.
Additionally, similar to other aspects of our business, our NFT marketplace is reliant on certain third-party partners, including payment processors, payment gateways, and cloud computing services and data centers. If any of these third parties do not adequately or appropriately provide their services or perform their responsibilities to us, or our customers on our behalf, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.
The launch of our NFT marketplace also subjects us to risks similar to those associated with any new product offering, including, but not limited to, our ability to accurately anticipate market demand and acceptance, our ability to successfully launch the NFT marketplace, creator and buyer acceptance, technical issues with the operation of the NFT marketplace, and legal and regulatory risks as discussed above.

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
We have a substantial amount of indebtedness and other obligations. As of March 31, 2022, we had approximately $3.44 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $2.0 billion of our Senior Notes and $1.44 billion of our 2026 Convertible Notes.
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
We provide consumer and commercial loans to qualified customers secured by their crypto asset holdings on our platform, which exposes us to the risk of our borrowers’ inability to repay such loans. In addition, such activity results in us being subject to certain lending laws and regulations in the applicable jurisdiction and as a result we may be subject to additional regulatory scrutiny. In the future we may enter into credit arrangements with financial institutions to obtain more capital. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified customers to the extent we rely on such credit lines to continue to offer or to grow such products. Further, our credit approval process, pricing, loss forecasting, and scoring models may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information.
Borrower loan loss rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. In particular, loss rates on loans may increase due to factors such as prevailing market conditions in the cryptoeconomy, the price of Bitcoin and other crypto assets, the amount of liquidity in the markets, and other factors. Borrowers may seek protection under federal bankruptcy law or similar laws. If a borrower of a consumer loan files for bankruptcy (or becomes the subject of an involuntary petition), a stay will go into effect that will automatically put any pending collection actions on the loan on hold and prevent further collection action absent bankruptcy court approval. The efficacy of our security interest in customer collateral is not guaranteed under Delaware law or the Uniform Commercial Code and therefore we may be exposed to loss in the event of a customer default, even if we appear to be secured against such default. While we have not incurred any material losses to date, if any of the foregoing events were to occur, our reputation and relationships with borrowers, and our financial results, could be harmed. We intend to continue to explore other products, models, and structures for offering consumer and commercial financing, and other forms of credit and loan products. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed.
We are exposed to transaction losses due to chargebacks, refunds or returns as a result of fraud or uncollectability that may adversely impact our business, operating results, and financial condition.
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
We regularly review key business metrics, including the number of our Verified Users and MTUs, our Trading Volume and Assets on Platform, and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using both internal company data and third-party data and have not been validated by an independent third-party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Additionally, while we believe the third-party data we use is reliable, we have not independently verified the accuracy or completeness of the data contained in such sources and we cannot be assured that such data is free of error. Any inaccuracy in the third-party data we use could cause us to overstate or understate our key metrics. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. Additionally, certain of our key business metrics, including Verified Users and MTUs, are measured at a point in time and as our products and internal processes for calculating these metrics evolve over time, a previously reported number could fluctuate. We generally will not update previously disclosed key business metrics for any such inaccuracies or adjustments that are immaterial.

Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate fraudulent and spam accounts that violate our terms of service, and exclude these users from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. Additionally, users are not prohibited from having more than one account and both our Verified Users and MTU metrics may overstate the number of unique customers who have registered an account on our platform as one customer may register for, and use, multiple accounts with different email addresses, phone numbers, or usernames. Furthermore, MTUs may overstate the number of unique retail users due to differences in product architecture or user behavior, which may cause MTUs to fluctuate. For example, a user may currently have a Coinbase Wallet account that is unlinked to their registered account on our platform, but then choose to link these accounts in the future as our product offerings evolve. To the extent that the user had activity in both their Wallet and their registered account in the measurement period, what was previously captured as two unique MTUs would now be counted as a single MTU. If our metrics provide us with incorrect or incomplete information about users and their behavior, we may make inaccurate conclusions about our business.
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

Moreover, while fiat currencies can be used to facilitate illegal activities, crypto assets are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of crypto assets have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain crypto asset transactions, and encryption technology that anonymizes these transactions, that make crypto assets susceptible to use in illegal activity. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice, SEC, U.S. Commodity Futures Trading Commission (the “CFTC”), FTC, Internal Revenue Service, or the Internal Revenue Service (“IRS”), and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving crypto assets. We also support crypto assets that incorporate privacy-enhancing features, and may from time to time support additional crypto assets with similar functionalities. These privacy-enhancing crypto assets obscure the identities of sender and receiver, and may prevent law enforcement officials from tracing the source of funds on the blockchain. Facilitating transactions in these crypto assets may cause us to be at increased risk of liability arising out of anti-money laundering and economic sanctions laws and regulations.
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
Interest rate fluctuations could negatively impact us.
The level of prevailing short-term interest rates affects our profitability because we derive a portion of our revenue from interest earned from funds deposited with us by our customers which we hold on their behalf in custodial accounts at banks. Higher interest rates increase the amount of interest income earned from these customer deposits. If short-term interest rates remain low or start to decline further, our revenue derived from interest will correspondingly decline which would negatively impact our profitability. Conversely, when interest rates increase, investors may choose to shift their asset allocations, which could negatively impact our stock price or the cryptoeconomy more generally.
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
The crypto asset market has been characterized by significant volatility and unexpected price movements. Certain crypto assets may become more volatile and less liquid in a very short period of time, resulting in market prices being subject to erratic and abrupt market movement, which could harm our business. For instance, abrupt changes in volatility or market movement can lead to extreme pressures on our platform and infrastructure that can lead to inadvertent suspension of services across parts of the platform or the entire platform. As a result, from time to time we experience outages. For example, in 2021, we experienced approximately 25 outages, with an average outage duration of 64.8 minutes. Outages can lead to increased customer service expense, can cause customer loss and reputational damage, result in inquiries and actions by regulators, and can lead to other damages for which we may be responsible.

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
Negative perception, a lack of stability and standardized regulation in the cryptoeconomy, and the closure or temporary shutdown of crypto asset platforms due to fraud, business failure, hackers or malware, or government mandated regulation, and associated losses suffered by customers may reduce confidence in the cryptoeconomy and result in greater volatility of the prices of assets, including significant depreciation in value. Any of these events could have an adverse impact on our business.

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
Blockchain protocols, including Bitcoin and Ethereum, are open source. Any user can download the software, modify it, and then propose that Bitcoin, Ethereum, or other blockchain protocols users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the Bitcoin, Ethereum or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the Bitcoin, Ethereum, or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s crypto asset lacking interchangeability
Both Bitcoin and Ethereum protocols have been subject to “forks” that resulted in the creation of new networks, including Bitcoin Cash ABC, Bitcoin Cash SV, Bitcoin Diamond, Bitcoin Gold, Ethereum Classic, and others. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked crypto assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked crypto assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked crypto assets, and which results in further confusion to customers as to the nature of assets they hold on platforms. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of Bitcoin, Ethereum, or any of their forked alternatives.

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
We charge miner fees when a customer sends certain crypto assets from their Coinbase account to a non-Coinbase account. We estimate the miner fee based on the cost that we will incur to process the withdrawal transaction on the underlying blockchain network. In addition, we also pay miner fees when we move crypto assets for various operational purposes, such as when we transfer crypto assets between our hot and cold wallets, for which we do not charge our customers. However, miner fees can be unpredictable. For instance, in 2021, Bitcoin miner fees decreased from approximately $44 per transaction in January 2021 to approximately $10 per transaction in December 2021. Even though Bitcoin’s miner fees have continued to decrease, if the block rewards for miners on any blockchain network are not sufficiently high to incentivize miners, miners may demand higher transaction fees, or collude to reject low transaction fees and force users to pay higher fees. Although we generally attempt to pass miner fees relating to customer withdrawals through to our customers, we have in the past incurred, and expect to incur from time to time, losses associated with the payment of miner fees in excess of what we charge our customers, resulting in adverse impacts on our operating results.

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
Although we believe we are compliant with U.S. tax reporting and withholding requirements with respect to our customers’ crypto asset transactions, the exact scope and application of such requirements, including but not limited to U.S. onboarding requirements through Form W, backup withholding, and Form 1099 reporting obligations, is not entirely clear for all of the crypto asset transactions that we facilitate. In November 2021, the U.S. Congress passed the Infrastructure Investment and Jobs Act (the “IIJA”), providing that exchanges such as Coinbase would be responsible for reporting to the IRS the transactions of their customers in digital assets, including transfers to other exchanges or non-exchanges. In their current form, the IIJA’s new provisions for reporting transactions with respect to digital assets will become effective beginning with Form 1099s filed in 2024. In connection with the IIJA, it is expected that the IRS will introduce new rules related to our tax reporting and withholding obligations on our customer transactions in the future, likely in ways that differ from our existing compliance protocols and where there is risk that we do not have proper records to ensure compliance for certain legacy customers. If the IRS determines that we are not in compliance with our tax reporting or withholding requirements with respect to customer crypto asset transactions, we may be exposed to significant penalties, which could adversely affect our financial position. We anticipate guidance from the IRS regarding tax reporting and withholding obligations with respect to customer crypto asset transactions that will likely require us to invest substantially in new compliance measures and that may require significant retroactive compliance efforts, which also could adversely affect our financial position.
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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin No. 121, or SAB 121, which represents a significant change regarding how a company safeguarding crypto assets held for its platform users reports such crypto assets on its balance sheet and requires retrospective application as of January 1, 2022. Moreover, recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedents for the financial accounting of crypto assets and related valuation and revenue recognition, and no official guidance has been provided by the FASB or the SEC, with the exception of SAB 121. As such, there remains significant uncertainty on how companies can account for crypto assets transactions, crypto assets, and related revenue. Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.

Risks Related to Government Regulation and Privacy Matters
The cryptoeconomy is novel. As a result, policymakers are just beginning to consider what a regulatory regime for crypto would look like and the elements that would serve as the foundation for such a regime. This less developed consideration of crypto may harm our ability to effectively react to proposed legislation and regulation of crypto assets or crypto asset platforms adverse to our business.
As crypto assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in March 2022, Federal Reserve Chair Jerome Powell expressed the need for regulation to prevent “cryptocurrencies from serving as a vehicle for terrorist finance and just general criminal behavior”.
The cryptoeconomy is novel. As a result, many policymakers are just beginning to consider what a regulatory regime for crypto would look like and the elements that would serve as the foundation for such a regime. Competitors, including traditional financial services, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented in order to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance these industries. Members of the cryptoeconomy have started to engage policymakers directly and with the help of external advisors and lobbyists, but this work is in a relatively nascent stage. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the cryptoeconomy or crypto asset platforms, which could adversely impact our business.
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

We have administrative, technical, and physical security measures and controls in place and maintain a robust information security program. However, our security measures, or the security measures of companies we acquire, may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. We could be the target of a cybersecurity incident, which could result in harm to our reputation and financial losses. Additionally, our customers have been and could be targeted in cybersecurity incidents like an account takeover, which could result in harm to our reputation and financial losses. For example, in 2021, third parties independently obtained login credentials and personal information for at least 6,000 customers and used those credentials to exploit a vulnerability that previously existed in the account recovery process. Coinbase reimbursed impacted customers approximately $25.1 million. Additionally, privacy and data protection laws are evolving, and these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our third-party partners business practices and products and service offerings.
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
Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the private right of action under the California Consumer Privacy Act of 2018 (the “CCPA”), which is expected to increase security breach litigation). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have an adverse effect on our business, reputation, operating results, and financial condition.
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

We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection across different markets where we conduct our business, including in the United States, European Economic Area (the “EEA”) and Asia-Pacific region and industry requirements and such laws, regulations, and industry requirements are constantly evolving and changing. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could harm our business.
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
Other states have followed California’s lead. For example, in 2021, Virginia passed the Consumer Data Protection Act (the “CDPA”), (effective January 1, 2023) and Colorado passed the Colorado Privacy Act (the “CPA”), (effective July 1, 2023), both of which will provide comparable consumer privacy rights to the CCPA/CPRA. We cannot fully predict the impact of the CCPA, CPRA, CDPA, CPA, or other similar laws or regulations on our business or operations, but compliance may require us to modify our data processing practices and policies incurring costs and expense. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, and given presently that there are no federal laws to preempt such state laws, it may require costly and difficult efforts to achieve compliance with such laws that could expose us to fines and penalties for non-compliance, particularly regarding legal obligations in the wake of a data breach. Further, in October 2021, the CFPB launched an inquiry into the data use and protection business practices of several large payments companies. The impact of this inquiry is uncertain and could result in stringent restrictions on the use of customer data.

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
In Europe, the General Data Protection Regulation (the “GDPR”) took effect on May 25, 2018. As a result of our presence in Europe and our service offering in the European Union, we are subject to the GDPR, which imposes stringent E.U. data protection requirements, and could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. A breach of the GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is highest. Additionally, the United Kingdom (the “U.K.”) implemented its own Data Protection Act, effective in May 2018 and statutorily amended in 2019, which is further supplemented by the U.K. GDPR, which came into effect on January 1, 2021. The U.K. GDPR is based on the E.U. GDPR which applied in the U.K. before that date, with some changes to make it work more effectively in a U.K. context, including its own derogations, for how GDPR is applied in the U.K. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the E.U. GDPR as well as the U.K.’s Data Protection Act and U.K. GDPR, with each regime having the ability to result in fines up to the greater of €20 million (£17 million) or 4% of global turnover.

Both the E.U. GDPR (covering the EEA) as well as U.K. and Swiss data protection laws impose strict rules on the transfer of personal data out of the E.U., U.K., or Switzerland to a “third country,” including the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the E.U.-U.S., Privacy Shield (under which personal data could be transferred from the E.U. to U.S. entities that had self-certified under the Privacy Shield scheme) on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal data transferred to the United States. In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case by case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other E.U. member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for E.U.-U.S. data transfers. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. Under the Implementing Decision, we have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. The U.K. data protection regulator is consulting on the U.K. version of the Standard Contractual Clauses (the “SCCS”) and intends to publish them in 2022, but in the interim has indicated that using the E.U. SCCs with appropriate modifications is sufficient for data transfers from the United Kingdom.
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

Moreover, in April 2022, we launched a beta of Coinbase NFT. Providing a peer-to-peer marketplace, at scale, that simplifies the purchasing, showcasing and discovery of NFTs involves a complex interplay of intellectual property rights; rights in underlying decentralized and proprietary technology; and contractual relationships among platforms, rights owners, and end users, all on a global basis. The rights associated with or underlying various NFTs are often poorly understood or defined, which increases the likelihood that a rights owner will bring claims against us or involve us in a dispute amongst NFT buyers and sellers. As Coinbase NFT matures, the volume of disputes will likely increase, and we may be required to devote significant resources to anticipating, responding to or even resolving claims among users. Intellectual property owners may also lobby and litigate to obtain favorable legislation or judicial decisions that would require us to play a more proactive role – and assume more liability -- for claims than we may have under existing law. All of this could lead to increasing levels of claims involving intellectual property rights.
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
We are a remote-first company which subjects us to heightened operational risks.
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
Health epidemics, including the COVID-19 pandemic, have had or could have an adverse effect on our business, operations, and the markets in which we operate.
The ongoing COVID-19 pandemic, including the resurgence of cases related to the spread of new variants, and the imposition of related public health measures have resulted in increased volatility and uncertainty in the cryptoeconomy. Moreover, we rely on third party service providers to perform certain functions and any disruptions to a service providers’ business operations resulting from business restrictions, quarantines, or restrictions on the ability of personnel to perform their jobs could have an adverse impact on our service providers’ ability to provide services to us. The ongoing COVID-19 pandemic and the related public health measures could adversely impact our strategic business plans and growth strategy, reduce demand for our products and services, reduce the availability and productivity of our employees, service providers, and third-party resources, cause us to experience an increase in costs due to emergency measures, and otherwise adversely impact our business.

We are currently unable to accurately predict the full impact that the COVID-19 pandemic will have on our business, operations, and the markets in which we operate due to numerous uncertainties, including variants of the COVID-19 virus, any further resurgences, the extent and effectiveness of containment actions and other public health measures, the distribution and public acceptance of vaccines and treatments, and the impact of these and other factors on our employees and the users of our platform. The COVID-19 pandemic, as well as any subsequent recovery period, may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
Further, any changes in the tax laws governing our activities may increase our tax expense, the amount of taxes we pay, or both. For example, the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly reformed the U.S. Tax Code, reducing the U.S. federal corporate income tax rate, making sweeping changes to the rules governing international business operations, and imposing new limitations on a number of tax benefits, including deductions for business interest and the use of net operating loss carryforwards. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, further amended the U.S. federal tax code, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. For example, proposed legislation before Congress may make changes to the U.S. tax law, including reduced benefits related to the taxation of foreign income and the imposition of a 15% minimum tax on book income. If enacted in their current form, such changes could adversely affect our operations in future periods.
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
As of December 31, 2021, we had $826 million of U.S. federal net operating loss carryforwards, or NOLs, with an indefinite carryforward and $1.1 billion of U.S. state NOLs, primarily with a twenty-year carryforward. As part of the Bison Trails and other acquisitions, we have acquired additional U.S. federal NOLs of $47.6 million and U.S. state NOLs of $13.0 million as of December 31, 2021. Outside the United States, we have incurred additional non-U.S. NOLs in Ireland, Japan, and the United Kingdom.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Any future NOLs we generate may also be impaired under state laws. In addition, under the 2017 Tax Cuts and Jobs Act, or Tax Act, future tax losses may be utilized to offset no more than 80% of taxable income annually. Therefore, we may be required to pay U.S. federal income taxes in future years despite any U.S. federal NOL carryforwards we have accumulated. There also is a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs at the state level, or other unforeseen reasons, our future NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of any future NOLs we generate, whether or not we continue to generate taxable profits.

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
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part I, Item 2 of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, inter-company transactions, valuation of assets acquired and liabilities assumed in business combinations, and the valuation of stock-based awards and crypto assets we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Class A common stock.

We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and the precautionary measures that we have adopted have resulted, and could continue to result, in difficulties or changes to our customer support, or create operational or other challenges, any of which could adversely impact our business and operating results. Further, acts of terrorism, labor activism or unrest, and other geopolitical unrest, including the ongoing conflict in Ukraine, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, customers will experience significant delays in withdrawing funds, or in the extreme we may suffer loss of customer funds.
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company we incur significant legal, accounting, and other expenses. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) and other applicable securities rules and regulations. Stockholder activism, the current political and social environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control, over financial reporting to meet this standard, significant resources and management oversight may be required. If we encounter material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

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
•announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments; and
•other events or factors, including those resulting from COVID-19, political instability and acts of war or terrorism, or responses to these events, including the current conflict in Ukraine.

Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general macroeconomic, political and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently subject to stockholder litigation as described in the section titled “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, and may continue to be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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
As of March 31, 2022, we had 36,208,557 options outstanding that, if fully exercised, would result in the issuance of 5,792,287 shares of Class B common stock and the issuance of 30,416,270 shares of Class A common stock and 9,595,494 shares of Class A common stock outstanding subject to restricted stock units, or RSUs. All of the shares of Class A common stock and Class B common stock issuable upon the exercise of stock options or vesting and settlement of RSUs, and reserved for future issuance under our equity incentive plans, have been registered for public resale under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144 under the Securities Act.
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
•authorize the issuance of “blank check” preferred stock and common stock that our board of directors could use to implement a stockholder rights plan or issue other shares of preferred stock or common stock, including blockchain tokens;;

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
Moreover, Section 203 of the Delaware General Corporation Law (the “DGCL”) may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between holders of 15% or more of our common stock and us.
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
In January 2022, we issued 478,766 shares of our Class A common stock to 19 accredited investors in connection with an acquisition.
In February 2022, we issued 1,023,383 shares of our Class A common stock to 33 accredited investors in connection with an acquisition.
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

Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended March 31, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
January 1 – January 31, 2022	—	$—
February 1 - February 28, 2022	1	23.46
March 1 - March 31, 2022	—	—
	1	$23.46
___________________
(1)Represents shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We repurchased the shares from the former employees’ at the respective original exercise prices.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Bylaws	8-K	001-40289	34.1	4/20/2022
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted as in iXBRL and contained in Exhibit 101					X
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

COINBASE GLOBAL, INC.

Date: May 10, 2022	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)