Form 10-Q
period 2022-06-30
Coinbase Global, Inc.
filed 2022-08-09
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 2, 2022, the number of shares of the registrant's Class A common stock outstanding was 176,833,689 and the number of shares of the registrant's Class B common stock outstanding was 48,310,752.

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
•our business plan and our ability to effectively manage any growth;
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
•our net revenue is primarily from transactions in Bitcoin and Ethereum. If demand for either of these crypto assets declines and is not replaced by new demand for other supported crypto assets, our business, operating results, and financial condition could be adversely affected;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value data)
(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,682,068	$7,123,478
Restricted cash	28,962	30,951
Customer custodial cash	7,181,148	10,526,233
Customer crypto assets(1)	88,453,873	—
USDC	361,714	100,096
Accounts and loans receivable, net of allowance	245,616	396,025
Income tax receivable	62,406	61,231
Prepaid expenses and other current assets	146,463	135,849
Total current assets	102,162,250	18,373,863
Non-current assets:
Crypto assets held	539,683	988,193
Lease right-of-use assets	85,972	98,385
Property and equipment, net	142,209	59,230
Goodwill	1,073,906	625,758
Intangible assets, net	189,508	176,689
Other non-current assets	1,274,715	952,307
Total assets	$105,468,243	$21,274,425
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Customer custodial cash liabilities	$7,071,557	$10,480,612
Customer crypto liabilities(2)	88,453,873	—
Accounts payable	40,745	39,833
Accrued expenses and other current liabilities	457,399	439,559
Crypto asset borrowings	136,548	426,665
Lease liabilities, current	34,174	32,366
Total current liabilities	96,194,296	11,419,035
Lease liabilities, non-current	59,317	74,078
Long-term debt	3,389,033	3,384,795
Other non-current liabilities	12,208	14,828
Total liabilities	99,654,854	14,892,736
Commitments and contingencies (Note 18)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; 176,087 and 168,807 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Class B common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2022 and December 31, 2021; 48,311 and 48,310 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	3,004,459	2,034,658
Accumulated other comprehensive loss	(18,183)	(3,395)
Retained earnings	2,827,111	4,350,424
Total stockholders’ equity	5,813,389	6,381,689
Total liabilities, convertible preferred stock and stockholders’ equity	$105,468,243	$21,274,425
__________________
(1)Safeguarding assets
(2)Safeguarding liabilities
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Net revenue	$802,603	$2,033,011	1,967,494	3,629,991
Other revenue	5,722	194,951	7,267	399,082
Total revenue	808,325	2,227,962	1,974,761	4,029,073
Operating expenses:
Transaction expense	167,187	335,426	445,013	569,492
Technology and development	609,249	291,461	1,179,913	475,686
Sales and marketing	140,894	195,733	341,098	313,722
General and administrative	470,169	248,195	883,747	369,426
Restructuring	42,453	—	42,453	—
Other operating expense, net	422,762	282,422	681,389	438,309
Total operating expenses	1,852,714	1,353,237	3,573,613	2,166,635
Operating (loss) income	(1,044,389)	874,725	(1,598,852)	1,862,438
Interest expense	23,656	748	45,794	748
Other expense (income), net	172,524	5,096	205,368	(3,857)
(Loss) income before income taxes	(1,240,569)	868,881	(1,850,014)	1,865,547
Benefit from income taxes	(146,915)	(737,468)	(326,701)	(512,265)
Net (loss) income	$(1,093,654)	$1,606,349	$(1,523,313)	$2,377,812
Net (loss) income attributable to common stockholders:
Basic	$(1,093,654)	$1,589,713	$(1,523,313)	$1,677,909
Diluted	$(1,099,838)	$1,593,150	$(1,529,497)	$1,804,860
Net (loss) income per share attributable to common stockholders:
Basic	$(4.95)	$7.77	$(6.95)	$11.78
Diluted	$(4.98)	$6.42	$(6.97)	$9.60
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders:
Basic	220,988	204,728	219,240	142,397
Diluted	221,034	248,147	219,286	187,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(1,093,654)	$1,606,349	(1,523,313)	2,377,812
Other comprehensive (loss) income:
Translation adjustment, net of tax	(14,293)	656	(14,788)	(3,482)
Comprehensive (loss) income	$(1,107,947)	$1,607,005	$(1,538,101)	$2,374,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands)
(unaudited)

	Three Months Ended June 30,
	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at April 1, 2022	—	$—	221,325	$2	$2,579,216	$(3,890)	$3,920,765	$6,496,093
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	1,115	—	16,446	—	—	16,446
Stock-based compensation expense	—	—	—	—	461,556	—	—	461,556
Issuance of common stock upon settlement of Restricted Stock Units ("RSUs") and restricted common stock, net of shares withheld	—	—	1,803	—	(71,301)	—	—	(71,301)
Issuance of common stock under the Employee Stock Purchase Plan	—	—	155	—	14,863	—	—	14,863
Other	—	—	—	—	3,679	—	—	3,679
Comprehensive loss	—	—	—	—	—	(14,293)	—	(14,293)
Net loss	—	—	—	—	—	—	(1,093,654)	(1,093,654)
Balance at June 30, 2022	—	$—	224,398	$2	$3,004,459	$(18,183)	$2,827,111	$5,813,389

Balance at April 1, 2021	112,407	$552,037	85,666	$—	$804,523	$2,118	$1,497,767	$2,304,408
Issuance of common stock upon exercise of stock options	—	—	11,383	—	98,223	—	—	98,223
Stock-based compensation expense	—	—	—	—	189,335	—	—	189,335
Issuance of equity instruments as consideration for business combination	—	—	96	—	14,218	—	—	14,218
Conversion of preferred stock	(112,407)	(552,037)	112,407	2	552,035	—	—	552,037
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	324	—	(51,670)	—	—	(51,670)
Purchase of capped calls	—	—	—	—	(90,131)	—	—	(90,131)
Comprehensive Income	—	—	—	—	—	656	—	656
Net income	—	—	—	—	—	—	1,606,349	1,606,349
Balance at June 30, 2021	—	$—	209,876	$2	$1,516,533	$2,774	$3,104,116	$4,623,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands)
(unaudited)

	Six Months Ended June 30,
	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2022	—	$—	217,117	$2	$2,034,658	$(3,395)	$4,350,424	$6,381,689
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	2,240	—	34,942	—	—	34,942
Stock-based compensation expense	—	—	—	—	815,094	—	—	815,094
Issuance of equity instruments as consideration for business combinations	—	—	1,663	—	314,356	—	—	314,356
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	—	—	3,223	—	(213,133)	—	—	(213,133)
Issuance of common stock under the Employee Stock Purchase Plan	—	—	155	—	14,863	—	—	14,863
Other	—	—	—	—	3,679	—	—	3,679
Comprehensive loss	—	—	—	—	—	(14,788)	—	(14,788)
Net loss	—	—	—	—	—	—	(1,523,313)	(1,523,313)
Balance at June 30, 2022	—	$—	224,398	$2	$3,004,459	$(18,183)	$2,827,111	$5,813,389

Balance at January 1, 2021	112,878	$562,467	73,108	$—	$231,024	$6,256	$726,304	$963,584
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	19,293	—	137,804	—	—	137,804
Stock-based compensation expense	—	—	—	—	294,711	—	—	294,711
Issuance of equity instruments as consideration for business combinations	—	—	3,680	—	431,897	—	—	431,897
Conversion of preferred stock	(112,878)	(562,467)	112,878	2	562,465	—	—	562,467
Issuance of shares from exercise of warrants	—	—	412	—	433	—	—	433
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	505	—	(51,670)	—	—	(51,670)
Purchase of capped calls	—	—	—	—	(90,131)	—	—	(90,131)
Comprehensive loss	—	—	—	—	—	(3,482)	—	(3,482)
Net income	—	—	—	—	—	—	2,377,812	2,377,812
Balance at June 30, 2021	—	$—	209,876	$2	$1,516,533	$2,774	$3,104,116	$4,623,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(1,523,313)	$2,377,812
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	73,607	23,534
Crypto asset impairment expense	663,159	175,636
Investment impairment expense	69,289	—
Other impairment expense	7,949	—
Stock-based compensation expense	743,637	293,963
Provision for transaction losses and doubtful accounts	(9,016)	9,797
Loss on disposal of property and equipment	—	11
Deferred income taxes	(337,520)	(93,328)
Unrealized loss on foreign exchange	115,072	2,392
Non-cash lease expense	14,451	19,338
Change in fair value of contingent consideration	(8,223)	—
Realized gain on crypto assets	(19,121)	(95,454)
Crypto assets received as revenue	(290,209)	(418,871)
Crypto asset payments for expenses	265,816	364,772
Fair value loss (gain) on derivatives	952	(25,215)
Amortization of debt discount and issuance costs	4,838	748
Loss (gain) on investments	1,830	(10,271)
Changes in operating assets and liabilities:
USDC	(287,984)	(118,156)
Accounts and loans receivable	43,692	83,754
Income taxes, net	4,058	(437,287)
Other current and non-current assets	(663)	(126,772)
Customer custodial cash liabilities	(3,421,287)	5,101,293
Accounts payable	659	23,952
Lease liabilities	(4,033)	(18,350)
Other current and non-current liabilities	28,585	261,366
Net cash (used in) provided by operating activities	(3,863,775)	7,394,664
Cash flows from investing activities
Purchase of property and equipment	(3,741)	(235)
Proceeds from sale of property and equipment	—	31
Capitalized internal-use software development costs	(32,088)	(9,787)
Business combinations, net of cash acquired	(186,150)	(32,992)
Purchase of investments	(46,902)	(38,631)
Purchase of assembled workforce	—	(24,000)
Proceeds from settlement of investments	1,497	—
Purchase of crypto assets held	(1,204,918)	(1,100,865)
Disposal of crypto assets held	761,226	937,472
Loans originated	(166,648)	(107,596)
Proceeds from repayment of loans	259,104	38,855
Net cash used in investing activities	(618,620)	(337,748)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	31,866	149,865
Taxes paid related to net share settlement of equity awards	(213,133)	(51,670)
Proceeds received under the Employee Stock Purchase Plan	12,031	—
Other financing activities	3,679	—
Issuance of shares from exercise of warrants	—	433
Issuance of convertible senior notes, net	—	1,406,179
Purchase of capped calls	—	(90,131)
Proceeds from short-term borrowings	149,400	20,000
Repayment of short-term borrowings	(170,000)	—
Net cash (used in) provided by financing activities	(186,157)	1,434,676
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,668,552)	8,491,592
Effect of exchange rates on cash, cash equivalents, and restricted cash	(119,932)	11,015
Cash, cash equivalents, and restricted cash, beginning of period	17,680,662	4,856,029
Cash, cash equivalents, and restricted cash, end of period	$12,892,178	$13,358,636

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$5,682,068	$4,365,982
Restricted cash	28,962	30,842
Customer custodial cash	7,181,148	8,961,812
Total cash, cash equivalents, and restricted cash	$12,892,178	$13,358,636

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$43,630	$—
Cash paid during the period for income taxes	10,002	51,504
Operating cash outflows for amounts included in the measurement of operating lease liabilities	7,020	13,413

Supplemental schedule of non-cash investing and financing activities
Unsettled purchases of property and equipment	$283	$533
Right-of-use assets obtained in exchange for operating lease obligations	3,240	18,460
Non-cash consideration paid for business combinations	324,925	442,760
Purchase of crypto assets and investments with non-cash consideration	17,096	2,090
Crypto assets borrowed	505,176	290,449
Crypto assets borrowed repaid with crypto assets	935,792	59,348
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
On April 14, 2021, the Company completed the direct listing of its Class A common stock on the Nasdaq Global Select Market (the “Direct Listing”).
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), on the same basis as the audited consolidated financial statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Significant estimates and assumptions include the determination of the recognition, measurement, and valuation of current and deferred income taxes; the fair value of stock-based awards issued; the useful lives of long-lived assets; the impairment of long-lived assets; the valuation of privately-held strategic investments, including impairments; the Company’s incremental borrowing rate; the fair value of Customer crypto assets and liabilities; the fair value of assets acquired and liabilities assumed in business combinations, including contingent consideration arrangements; the fair value of derivatives and related hedges; the fair value of long-term debt; assessing the likelihood of adverse outcomes from claims and disputes; and loss provisions.
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
Customer custodial cash and Customer custodial cash liabilities
Customer custodial cash represents restricted cash and cash equivalents maintained in segregated Company bank accounts that are held for the exclusive benefit of customers. Customer custodial cash liabilities represent cash deposits held by customers in their fiat wallets and unsettled deposits and withdrawals. The Company restricts the use of the assets underlying the Customer custodial cash to meet regulatory requirements and classifies the assets as current based on their purpose and availability to fulfill its direct obligation under Customer custodial cash liabilities.
Certain jurisdictions where the Company operates require the Company to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all Customer custodial cash liabilities. Depending on the jurisdiction, eligible liquid assets can include Cash and cash equivalents, Customer custodial cash, and In-transit funds receivable. As of June 30, 2022 and December 31, 2021, the Company’s eligible liquid assets were greater than the aggregate amount of Customer custodial cash liabilities.
Concentration of credit risk
The Company’s Cash and cash equivalents, Restricted cash, Customer custodial cash, and Accounts and loans receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, Restricted cash, and Customer custodial cash are placed with financial institutions which are of high credit quality. The Company invests Cash and cash equivalents, and Customer custodial accounts primarily in highly liquid, highly rated instruments which are uninsured. The Company may also have deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company also holds cash at crypto trading venues and performs a regular assessment of these crypto trading venues as part of its risk management process.
The Company held $361.7 million and $100.1 million of USD Coin (“USDC”) as of June 30, 2022 and December 31, 2021, respectively. In July 2022, the issuer of USDC stated that, as of June 30, 2022, underlying reserves were held in cash and 3-month U.S. Treasuries within segregated accounts for the benefit of USDC holders.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2022 and December 31, 2021, the Company had no customers who accounted for more than 10% of the Company’s Accounts and loans receivable, net. As of June 30, 2022 and December 31, 2021, the Company had no payment processors or bank partners representing more than 10% of Accounts and loans receivable, net.
During the three and six months ended June 30, 2022 and June 30, 2021, no customer accounted for more than 10% of total revenue.
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
Customer crypto assets and liabilities
Customer crypto assets and liabilities represent the Company’s obligation to safeguard customers’ crypto assets in digital wallets on the Company’s platform. The Company safeguards these assets for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes Customer crypto liabilities and corresponding Customer crypto assets, on initial recognition and at each reporting date, at fair value of the crypto assets. Any loss, theft, or other misuse would impact the measurement of Customer crypto assets.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On March 31, 2022, the SEC issued Staff Accounting Bulletin No. 121 (“SAB 121”). SAB 121 sets out interpretive guidance from the staff of the SEC regarding the accounting for obligations to safeguard crypto assets that an entity holds for its customers. Safeguarding is defined as taking actions to secure customer crypto assets and the associated cryptographic key information and protecting them from loss, theft, or other misuse. The guidance requires an entity to recognize a liability for the obligation to safeguard the users’ assets, and recognize an associated asset for the crypto assets safeguarded. Both the liability and asset should be measured initially and subsequently at the fair value of the crypto assets being safeguarded. The guidance also requires additional disclosures related to the nature and amount of crypto assets that the entity is responsible for holding for its customers, with separate disclosure for each significant crypto asset, and the vulnerabilities the entity has due to any concentration in such activities. The Company has adopted this guidance as of June 30, 2022 with retrospective application as of January 1, 2022. The balances as of January 1, 2022 for the Customer crypto assets and Customer crypto liabilities were both $267.6 billion.
Accounting pronouncements pending adoption
On June 30, 2022, FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security's unit of account. The standard requires specific disclosures related to equity securities that are subject to contractual sale restrictions, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.
3.    RESTRUCTURING
In June 2022, the Company announced and completed a restructuring impacting approximately 18% of the Company’s headcount, effective immediately. This strategic reduction of the existing global workforce was intended to manage the Company’s operating expenses in response to market conditions and ongoing business prioritization efforts. As a result, approximately 1,100 employees in various departments and locations were terminated. As part of their termination, they were given separation pay and other post-employment benefits. The Company does not expect to incur any additional charges and the cash payments associated with this restructuring are expected to be substantially completed by the third quarter of 2022.
The following expenses were recognized within Restructuring expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 (in thousands), and the associated liability remains outstanding as of June 30, 2022 and is recorded in Accrued expenses and other current liabilities in the condensed consolidated balance sheets:

Separation pay	$39,259
Post-employment benefits	3,194
Total	$42,453

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.    ACQUISITIONS
2022 Acquisitions
Unbound Security, Inc.
On January 4, 2022, the Company completed the acquisition of Unbound Security, Inc. (“Unbound”) by acquiring all issued and outstanding shares of capital stock and stock options of Unbound. Unbound is a pioneer in a number of cryptographic security technologies, which the Company believes will play a key role in the Company’s product and security roadmap.
In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination under the acquisition method. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, synergies, and the use of purchased technology to develop future products and technologies. The final allocation of purchase consideration to assets and liabilities remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date). Any changes in the fair value of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. During the three and six months ended June 30, 2022, a measurement period adjustment associated with deferred tax assets was recorded, resulting in an increase in Other non-current assets of $4.1 million and a corresponding reduction in Goodwill.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
FairXchange, Inc.
On February 1, 2022, the Company completed the acquisition of FairXchange, Inc. (“FairX”) by acquiring all issued and outstanding shares of capital stock, stock options and warrants of FairX. FairX is a derivatives exchange which is registered with the U.S. Commodity Futures Trading Commission as a designated contract market (“DCM”) and the Company believes it has been a key stepping stone on the Company’s path to offer crypto derivatives to retail and institutional customers in the United States.
In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination under the acquisition method. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, market presence, synergies, and the use of purchased technology to develop future products and technologies. The final allocation of purchase consideration to assets and liabilities remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date). Any changes in the fair value of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. During the three and six months ended June 30, 2022, a measurement period adjustment associated with deferred tax assets was recorded, resulting in an increase in Other non-current assets of $0.3 million and a corresponding reduction in Goodwill.
The total consideration transferred in the acquisition was $275.1 million, consisting of the following (in thousands):

Cash	$56,726
Cash payable	10,442
Class A common stock of the Company - issued	174,229
Class A common stock of the Company - to be issued	33,693
Total purchase consideration	$275,090
The aggregate purchase consideration includes 170,397 shares of the Company’s Class A common stock to be issued after the acquisition date. The fair value of these shares on the acquisition date is included in Additional paid-in capital. Additionally, included in the purchase consideration are $4.7 million in cash and 83,035 shares of the Company’s Class A common stock that are subject to an indemnity holdback. These cash amounts and shares will be released 15 months after the closing date of the transaction.

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
5.    REVENUE
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
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue
Transaction revenue
Retail, net	$616,212	$1,827,951	$1,582,054	$3,283,121
Institutional, net	39,001	102,431	86,196	187,840
Total transaction revenue	655,213	1,930,382	1,668,250	3,470,961
Subscription and services revenue
Blockchain rewards	68,410	34,421	150,305	43,673
Custodial fee revenue	22,178	31,698	53,872	55,148
Earn campaign revenue	2,495	16,947	8,400	28,058
Interest income	32,514	6,481	42,968	9,801
Other subscription and services revenue	21,793	13,082	43,699	22,350
Total subscription and services revenue	147,390	102,629	299,244	159,030
Total net revenue	802,603	2,033,011	1,967,494	3,629,991
Other revenue
Crypto asset sales revenue	48	194,524	617	398,323
Corporate interest and other income	5,674	427	6,650	759
Total other revenue	5,722	194,951	7,267	399,082
Total revenue	$808,325	$2,227,962	$1,974,761	$4,029,073

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
Custodial fee revenue
The Company provides a dedicated secure cold storage solution to customers and earns a fee, which is based on a contractual percentage of the daily value of assets under custody. The fee is collected on a monthly basis. These contracts typically have one performance obligation which is provided and satisfied over the term of the contracts as customers simultaneously receive and consume the benefits of the services. The contract may be terminated by a customer at any time, without incurring a penalty. Customers are billed on the last day of the month during which services were provided, with the amounts being due within thirty days of receipt of the invoice. Accounts receivable from customers for Custodial fee revenue, net of allowance, were $11.0 million and $22.4 million as of June 30, 2022 and December 31, 2021, respectively. The allowance recognized against these fees was not material for any of the periods presented.
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
Interest income and corporate interest and other income
The Company holds Customer custodial cash and Cash and cash equivalents at certain third-party banks which earn interest. The Company also earns interest income under a revenue sharing arrangement and on loans granted to retail and institutional users. Interest income is calculated using the interest method and is not within the scope of Topic 606 – Revenue from Contracts with Customers. Interest earned on Customer custodial cash, revenue sharing, and loans is included in Interest income within Subscription and services revenue. Interest earned on Cash and cash equivalents is included in Corporate interest and other income, within Other revenue.
Other subscription and services revenue
Other subscription and services revenue primarily includes revenue from Coinbase Cloud, which includes staking application, delegation, and infrastructure services, Coinbase One, and other subscription licenses. Generally, revenue from other subscription and services contains one performance obligation, may have variable and non-cash consideration, and is recognized at a point in time or over the period that services are provided.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other revenue
Other revenue includes the sale of crypto assets and Corporate interest and other income. Periodically, as an accommodation to customers, the Company may fulfill customer transactions using the Company’s own crypto assets held for operating purposes. The Company has custody and control of the crypto assets prior to the sale to the customer and records revenue at the point in time when the sale to the customer is processed. Accordingly, the Company records the total value of the sale in Other revenue and the cost of the crypto assets in Other operating expense, net within the condensed consolidated statements of operations. The cost of crypto assets used in fulfilling customer transactions was $0 and $178.8 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $0.3 million and $365.2 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
Related party transactions
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue with related parties of $2.6 million and $8.0 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $7.6 million and $13.3 million for the six months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, amounts receivable from related parties were $1.3 million and $4.5 million, respectively. As of June 30, 2022, Customer custodial cash liabilities due to related party customers were $2.0 million. As of December 31, 2021, Customer custodial cash liabilities due to related party customers were immaterial.
Revenue by geographic location
In the table below are the revenues disaggregated by geography, based on domicile of the client or booking location, as applicable (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$667,214	$1,870,465	$1,623,047	$3,335,900
Rest of the World(1)	141,111	357,497	351,714	693,173
Total revenue	$808,325	$2,227,962	$1,974,761	$4,029,073
__________________
(1)No other individual country accounted for more than 10% of total revenue
6.    ACCOUNTS AND LOANS RECEIVABLE, NET OF ALLOWANCE
Accounts and loans receivable, net of allowance consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
In-transit customer receivables	$60,724	$102,720
Trade finance receivables	144	1,865
Custodial fee revenue receivable	12,755	23,727
Loans receivable(1)	126,004	218,461
Interest and other receivables(2)	61,524	73,803
Allowance for doubtful accounts(3)	(15,535)	(24,551)
Total accounts and loans receivable, net of allowance	$245,616	$396,025
__________________
(1)The fair value of collateral held as security exceeded the outstanding loans receivable as of June 30, 2022 and December 31, 2021, so no allowance was recorded.
(2)Includes Accounts receivables denominated in crypto assets of $6.7 million and $26.4 million as of June 30, 2022 and December 31, 2021, respectively. See Note 12. Derivatives for additional details.
(3)Includes provision for transaction losses of $4.3 million and $16.8 million as of June 30, 2022 and December 31, 2021, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Loans receivable
The Company grants loans to retail users and institutions. As of June 30, 2022 and December 31, 2021, the Company had granted loans with an outstanding balance of $126.0 million and $218.5 million, respectively. The related interest receivable on the loans as of June 30, 2022 and December 31, 2021, was $1.0 million and $1.3 million, respectively.
The amounts loaned are collateralized with the crypto assets held by the borrower in their crypto asset wallet on the Company’s platform. The Company does not have the right to use such collateral unless the borrower defaults on the loans. The Company’s credit exposure is significantly limited and no allowance was recorded against these loans receivable. Loans receivable are measured at amortized cost. The carrying value of the loans approximates their fair value. As of June 30, 2022 and December 31, 2021, there were no loans receivable past due.
7.    GOODWILL, INTANGIBLE ASSETS, NET AND CRYPTO ASSETS HELD
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Balance, beginning of period	$625,758	$77,212
Additions due to business combinations	454,418	548,546
Measurement period adjustments(1)	(6,270)	—
Balance, end of period	$1,073,906	$625,758
__________________
(1)     The measurement period adjustments consisted of $4.1 million, $0.3 million and $1.9 million related to the Unbound acquisition, FairX acquisition and certain other acquisitions that were material when aggregated, respectively, and which were associated with the changes in deferred tax assets as a result of changes in estimates.

There was no impairment recognized against goodwill at the beginning or end of the periods presented.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible assets, net
Intangible assets, net consisted of the following (in thousands, except years data):

As of June 30, 2022	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Acquired developed technology	$128,292	$(57,805)	$70,487	2.47
User base	2,997	(1,585)	1,412	1.25
Customer relationships	86,691	(36,621)	50,070	3.03
Non-compete agreement	2,402	(1,401)	1,001	2.09
Assembled workforce	60,800	(26,541)	34,259	0.94
Trade Relationships	3,400	(472)	2,928	2.59
In-process research and development(1)	2,201	—	2,201	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Licenses	26,900	—	26,900	N/A
Total	$313,933	$(124,425)	$189,508
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years.

As of December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Acquired developed technology	$100,908	$(34,865)	$66,043	1.97
User base	2,997	(1,020)	1,977	1.75
Customer relationships	79,491	(27,789)	51,702	3.68
Non-compete agreement	2,402	(1,161)	1,241	2.58
Assembled workforce	60,800	(8,324)	52,476	1.43
In-process research and development(1)	3,000	—	3,000	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Total	$249,848	$(73,159)	$176,689
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years.
Amortization expense of intangible assets was $26.4 million and $52.3 million for the three and six months ended June 30, 2022, respectively. Amortization expense of intangible assets was $8.3 million and $15.2 million for the three and six months ended June 30, 2021, respectively. The Company estimates that there is no significant residual value related to its amortizing intangible assets.
During the three and six months ended June 30, 2022, the Company recorded impairment charges of $3.2 million and $4.4 million, respectively, related to its intangible assets, excluding Crypto assets held. The Company did not have any impairment charges in the three and six months ended June 30, 2021. Impairment expense is included in Other operating expense, net in the condensed consolidated statements of operations.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The expected future amortization expense for intangible assets other than IPR&D as of June 30, 2022 is as follows (in thousands):

2022 (for the remainder of)	$51,813
2023	68,869
2024	21,360
2025	13,119
2026	4,818
Thereafter	178
Total expected future amortization expense	$160,157
Crypto assets held
Crypto assets held consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Recorded at impaired cost
Crypto assets held as investments	$289,744	$209,415
Crypto assets held for operating purposes	113,653	357,093
Total Crypto assets held recorded at impaired cost	403,397	566,508
Recorded at fair value(1)
Crypto assets held as investments	1,896	—
Crypto assets borrowed	134,390	421,685
Total Crypto assets held recorded at fair value	136,286	421,685
Total Crypto assets held	$539,683	$988,193
__________________
(1)Recorded at fair value as these Crypto assets are held as the hedged item in qualifying fair value hedges.

Crypto assets held as of June 30, 2022 and December 31, 2021 includes $0.1 million and $38.1 million, respectively, of crypto assets loaned to customers under the trade finance receivables settlement arrangements as these did not meet the criteria for derecognition.
The Company recorded gross impairment charges of $435.2 million and $663.2 million during the three and six months ended June 30, 2022, respectively, due to the observed market price of crypto assets decreasing below the carrying value during the period. The Company recorded gross impairment charges of $174.8 million and $175.6 million during the three and six months ended June 30, 2021, respectively, due to the observed market price of crypto assets decreasing below the carrying value during the period. The Company partially recovered impairments recorded during the period through subsequent crypto asset sales and disposals. Of the gross impairment charges, $377.0 million and $586.8 million were recorded during the three and six months ended June 30, 2022, respectively, which relate to the crypto assets still held as of June 30, 2022. Impairment expense is included in Other operating expense, net in the condensed consolidated statements of operations.
See Note 12. Derivatives, for additional details regarding Crypto assets held designated as hedged items in fair value hedges. See Note 13. Fair Value Measurements, for additional details regarding the carrying value of the Company’s Crypto assets held.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8.    CUSTOMER ASSETS AND LIABILITIES
The Company includes customer custodial funds in the condensed consolidated balance sheets as Customer custodial cash and includes customer safeguarding assets in the condensed consolidated balance sheets as Customer crypto assets, with a corresponding offset in Customer crypto liabilities. Custodial funds due to customers are included in the condensed consolidated balance sheets as Customer custodial cash liabilities.
The following table presents customers’ cash and crypto positions (in thousands):

	June 30,	December 31,
	2022	2021
Customer custodial cash	$7,181,148	$10,526,233
Customer crypto assets	88,453,873	—
Total customer assets	$95,635,021	$10,526,233

Customer custodial cash liabilities	$7,071,557	$10,480,612
Customer crypto liabilities	88,453,873	—
Total customer liabilities	$95,525,430	$10,480,612
The Company safeguards crypto assets for customers in digital wallets and portions of cryptographic keys necessary to access crypto assets on the Company’s platform. The Company safeguards these assets and/or keys and is obligated to safeguard them from loss, theft, or other misuse. The Company records Customer crypto assets as well as corresponding Customer crypto liabilities, in accordance with recently adopted guidance, SAB 121. The Company maintains a record of all assets in digital wallets held on our platform as well as the full or a portion of private keys including backup keys, which are maintained on behalf of customers. For crypto assets that are not maintained on our platform and for which the Company does not maintain a private key or the ability to recover a customer’s private key, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. The Company records the assets and liabilities, on the initial recognition and at each reporting date, at the fair value of the crypto assets which it safeguards for its customers.

The Company has committed to securely store all crypto assets and cryptographic keys (or portions thereof) it holds on behalf of customers, and the value of these assets have been recorded as Customer crypto liabilities and corresponding Customer crypto assets. As such, the Company may be liable to its customers for losses arising from theft or loss of private keys. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets on its platform, and (iii) it has established security around private key management to minimize the risk of theft or loss. The Company has adopted a number of measures to safeguard crypto assets it secures including, but not limited to, holding customer crypto assets on a 1:1 basis at all times and strategically storing custodied assets offline using Coinbase’s cold storage process. The Company also does not reuse or rehypothecate customer crypto assets nor grant security interests in customer crypto assets, in each case unless required by law or expressly agreed to by the customer. Any loss or theft would impact the measurement of the Customer crypto assets. During the six months ended June 30, 2022, no losses have been incurred in connection with Customer crypto assets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the fair value of Customer crypto assets, as shown in the condensed consolidated balance sheets, as Customer crypto assets and Customer crypto liabilities, as of June 30, 2022 (in billions):

	Fair Value	Percentage of total(1)
Bitcoin	$41.7	47.2%
Ethereum	18.8	21.2%
Other crypto assets	28.0	31.6%
Total customer crypto assets	$88.5	100.0%
__________________
(1)As of June 30, 2022, no assets other than Bitcoin and Ethereum individually represented more than 5% of total Customer crypto assets.

See Note 13. Fair Value Measurements, for additional details regarding the Customer crypto assets and Customer crypto liabilities.
9.    PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets, and Other non-current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid expenses and other current assets
Prepaid expenses	$129,797	$123,246
Deposits	5,538	9,658
Other	11,128	2,945
Total prepaid expenses and other current assets	$146,463	$135,849

Other non-current assets
Strategic investments	$350,910	$363,950
Deferred tax assets	909,557	573,547
Deposits	12,425	13,347
Other	1,823	1,463
Total other non-current assets	$1,274,715	$952,307

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Strategic investments
The Company makes strategic investments in various companies and technologies through Coinbase Ventures. Strategic investments primarily include equity investments in privately held companies without readily determinable fair values where the Company (1) holds less than 20% ownership in the entity, and (2) does not exercise significant influence, and accordingly, these investments are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) and impairment. The changes in the carry value of strategic investments accounted for under the measurement alternative are presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Carrying amount, beginning of period	$352,431	$26,146
Net additions(1)	47,208	40,071
Upward adjustments	879	2,379
Previously held interest in Bison Trails (see Note 4)	—	(2,000)
Impairments and downward adjustments	(69,054)	(50)
Carrying amount, end of period(2)	$331,464	$66,546
__________________
(1)Net additions include additions from purchases and reductions due to exits of securities and reclassifications due to changes to capital structure.
(2)Excludes $19.4 million and $11.5 million as at June 30, 2022 and June 30, 2021, respectively, of strategic investments that are not accounted for under the measurement alternative.

Upward adjustments, impairments and downward adjustments from remeasurement of investments are included in Other expense (income), net in the condensed consolidated statements of operations. As of June 30, 2022, cumulative upward adjustments were $4.8 million and cumulative impairments and downward adjustments were $69.6 million. As of December 31, 2021, cumulative upward adjustments and cumulative impairments and downward adjustments were $4.6 million and $0.5 million, respectively.
During the six months ended June 30, 2022 and June 30, 2021, the Company invested an aggregate of $3.9 million and $1.2 million, respectively, in investees in which certain related parties of the Company held an interest over 10%.
10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued expenses	$220,566	$195,810
Accrued payroll and payroll related	143,882	146,313
Income taxes payable	9,652	4,553
Short-term borrowings	504	20,060
Other payables(1)	82,795	72,823
Total accrued expenses and other current liabilities	$457,399	$439,559
__________________
(1)Includes Other payables denominated in crypto assets of $7.2 million as of June 30, 2022 and an immaterial amount as of December 31, 2021.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Short-term borrowings include borrowings with open terms or amounts payable within the next 12 months or sooner at the option of the Company or the lender. The weighted average interest rate on these borrowings were 4.25% and 5.00% per annum as of June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, the Company repaid an aggregate of $170.0 million of Short-term borrowings, including borrowings which were secured by Bitcoin with a value equal to 200% of the outstanding principal.
11.     INDEBTEDNESS
The components of Indebtedness were as follows as of June 30, 2022 (in thousands, except percentages):

Indebtedness	Effective interest rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,437,500	$(26,465)	$1,411,035
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(10,801)	989,199
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	1,000,000	(11,201)	988,799
Total		$3,437,500	$(48,467)	$3,389,033
The components of Indebtedness were as follows as of December 31, 2021 (in thousands, except percentages):

Indebtedness	Effective interest rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,437,500	$(29,436)	$1,408,064
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(11,565)	988,435
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	1,000,000	(11,704)	988,296
Total		$3,437,500	$(52,705)	$3,384,795
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
The indenture governing the Senior Notes contains customary covenants that restrict the ability of the Company and certain of its subsidiaries to incur debt and liens. The Company is not aware of any instances of non-compliance with the covenants as of June 30, 2022.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Interest
The following table summarizes the Interest expense for the 2026 Convertible Notes, the 2028 Senior Notes and the 2031 Senior Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Coupon interest	$19,234	$800	$38,641	$800
Amortization of debt discount and issuance costs	2,168	700	4,238	700
Total	$21,402	$1,500	$42,879	$1,500
Debt discounts and debt issuance costs are amortized to Interest expense using the effective interest method over the contractual term of the respective note.
12.    DERIVATIVES
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

	June 30,	December 31,
	2022	2021
Designated as hedging instrument
Crypto asset borrowings with embedded derivatives	$234,805	$669,445
Crypto asset futures	2,342	—
Not designated as hedging instrument
Accounts receivable denominated in crypto assets	15,523	17,415
Other payables denominated in crypto assets	16,815	—

The following tables summarize information on derivative assets and liabilities that are reflected in the Company’s condensed consolidated balance sheets, by accounting designation (in thousands):

	Gross derivative assets			Gross derivative liabilities
June 30, 2022	Not designated as hedges	Designated as hedges	Total derivative assets	Not designated as hedges	Designated as hedges	Total derivative liabilities
Crypto asset borrowings with embedded derivatives(1)	$—	$99,989	$99,989	$—	$1,732	$1,732
Accounts receivable denominated in crypto assets	—	—	—	8,824	—	8,824
Other payables denominated in crypto assets	9,574	—	9,574	—	—	—
Total fair value of derivative assets and liabilities	$9,574	$99,989	$109,563	$8,824	$1,732	$10,556
__________________
(1)    During the six months ended June 30, 2022, the fee on these borrowings ranged from 0.0% to 7.5%. During the six months ended June 30, 2021, the fee on these borrowings ranged from 0.0% to 3.5%. During the three and six months ended June 30, 2022, the Company incurred $1.6 million and $3.0 million, respectively, of borrowing fees in crypto assets. During the three and six months ended June 30, 2021, the Company incurred $2.9 million and $7.2 million, respectively, of borrowing fees in crypto assets. Borrowing fees are included in Other operating expense, net in the condensed consolidated statements of operations.

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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Impact of derivatives on the condensed consolidated statements of operations
Gains (losses) on derivative instruments recognized in the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Gains (losses) recorded in Other operating expense, net
	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Derivatives	Hedged items	Income statement impact	Derivatives	Hedged items	Income statement impact
Designated as fair value hedging instruments
Crypto asset borrowings with embedded derivatives	$355,071	$(356,416)	$(1,345)	$448,957	$(427,240)	$21,717
Crypto asset futures	15,678	(15,005)	673	—	—	—
Not designated as hedging instruments
Crypto asset borrowings with embedded derivatives	6,626	—	6,626	—	—	—
Accounts receivable denominated in crypto assets	(5,350)	—	(5,350)	—	—	—
Other payables denominated in crypto assets	2,510	—	2,510	—	—	—
Crypto asset futures	1,181	—	1,181	—	—	—
Total	$375,716	$(371,421)	$4,295	$448,957	$(427,240)	$21,717

	Gains (losses) recorded in Other operating expense, net
	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Derivatives	Hedged items	Income statement impact	Derivatives	Hedged items	Income statement impact
Designated as fair value hedging instruments
Crypto asset borrowings with embedded derivatives	$360,069	$(361,340)	$(1,271)	$181,557	$(169,116)	$12,441
Crypto asset futures	13,012	(12,262)	750	—	—	—
Not designated as hedging instruments
Crypto asset borrowings with embedded derivatives	6,626	—	6,626	—	—	—
Accounts receivable denominated in crypto assets	(10,263)	—	(10,263)	—	—	—
Other payables denominated in crypto assets	2,510	—	2,510	—	—	—
Crypto asset futures	(511)	—	(511)	—	—	—
Total	$371,443	$(373,602)	$(2,159)	$181,557	$(169,116)	$12,441

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following amounts were recorded in the condensed consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the condensed consolidated statements of operations in future periods as an adjustment to Other operating expense, net (in thousands):

		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items
June 30, 2022	Carrying amount of the hedged items	Active hedging relationships	Discontinued hedging relationships	Total
Crypto assets held	$136,286	$93,318	$(3,333)	$89,985

		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items
December 31, 2021	Carrying amount of the hedged items	Active hedging relationships	Discontinued hedging relationships	Total
Crypto assets held	$421,685	$(240,771)	$—	$(240,771)
13.    FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$2,773,062	$—	$—	$2,773,062
Customer custodial cash(2)	1,819,169	—	—	1,819,169
Crypto assets held(3)	136,286	—	—	136,286
Derivative assets(4)	—	109,563	—	109,563
Customer crypto assets	—	88,453,873	—	88,453,873
Total assets	$4,728,517	$88,563,436	$—	$93,291,953

Liabilities
Derivative liabilities(4)	$—	$10,556	$—	$10,556
Contingent consideration arrangement	—	—	6,605	6,605
Customer crypto liabilities	—	88,453,873	—	88,453,873
Total liabilities	$—	$88,464,429	$6,605	$88,471,034

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$4,813,621	$—	$—	$4,813,621
Customer custodial cash(2)	3,566,072	—	—	3,566,072
Crypto assets held(3)	—	421,685	—	421,685
Derivative assets(4)	—	345,429	—	345,429
Total assets	$8,379,693	$767,114	$—	$9,146,807

Liabilities
Derivative liabilities(4)	$—	$93,616	$—	$93,616
Contingent consideration arrangement	—	—	14,828	14,828
Total liabilities	$—	$93,616	$14,828	$108,444
__________________
(1)Represents money market funds. Excludes $2.7 billion of corporate cash held in deposit at banks and $168.9 million held at venues, which were not measured and recorded at fair value as of June 30, 2022. Excludes $2.1 billion of corporate cash held in deposit at banks and $168.9 million held at venues, which were not measured and recorded at fair value as of December 31, 2021.
(2)Represents money market funds. Excludes Customer custodial cash of $5.4 billion and $7.0 billion held in deposit at financial institutions and not measured and recorded at fair value as of June 30, 2022 and December 31, 2021.
(3)Includes Crypto assets held that have been designated as hedged items in fair value hedges and excludes crypto assets of $403.4 million and $566.5 million held at cost as of June 30, 2022 and December 31, 2021, respectively.
(4)Excludes crypto asset borrowings of $234.8 million and $669.4 million, representing the host liability contract which is not measured and recorded at fair value as of June 30, 2022 and December 31, 2021, respectively. Excludes the host contract of $15.5 million and $17.4 million related to Accounts receivable denominated in crypto assets as of June 30, 2022 and December 31, 2021, respectively. Excludes the host contract of $16.8 million and an immaterial amount related to Other payables denominated in crypto assets as of June 30, 2022 and December 31, 2021, respectively.

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2022 and the year ended December 31, 2021.
Customer crypto assets and liabilities represent the Company’s obligation to safeguard customers’ crypto assets. Accordingly, the Company has valued the assets and liabilities using quoted market prices for the underlying crypto assets which is based on Level 2 inputs.
Assets and liabilities measured and recorded at fair value on a non-recurring basis
The Company’s non-financial assets, such as Goodwill, Intangible assets, Property and equipment, and Crypto assets held but not designated in hedging relationships are adjusted to fair value when an impairment charge is recognized. The Company’s strategic investments are also measured at fair value on a non-recurring basis. Such fair value measurements are based predominately on Level 3 inputs. The carrying value of our strategic investments is adjusted based on an Option-Pricing Model (“OPM”) that uses publicly available market data of comparable companies and other unobservable inputs including expected volatility, expected time to liquidity, adjustments for other company-specific developments, and the rights and obligations of the securities the Company holds. Fair value of crypto assets held are predominantly based on Level 1 inputs.
Assets and liabilities not measured and recorded at fair value
The Company’s financial instruments, including certain Cash and cash equivalents, Restricted cash, certain Customer custodial cash, USDC, Customer custodial cash liabilities, Short-term borrowings and Loans receivable are carried at amortized cost, which approximates their fair value. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs, except for Short-term borrowings and Loans receivable which would be based on Level 2 and Level 3 inputs, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company estimates the fair value of its 2026 Convertible Notes and Senior Notes based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of June 30, 2022, the estimated fair value of the 2026 Convertible Notes and Senior Notes were $0.82 billion and $1.19 billion, respectively.
14.    COMMON STOCK
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company has reserved shares of Class A common stock and Class B common stock for issuance for the following purposes (in thousands):

	June 30,	December 31,
	2022	2021
Class A common stock
Options issued and outstanding under the 2013 Amended and Restated Stock Plan (the “2013 Plan”)	1,083	1,569
Options issued and outstanding under the 2019 Equity Incentive Plan (the “2019 Plan”)	27,035	29,311
RSUs issued and outstanding under the 2019 Plan	3,571	5,851
Options issued and outstanding under the 2021 Equity Incentive Plan (the “2021 Plan”)	788	—
RSUs issued and outstanding under the 2021 Plan	4,529	1,402
Shares available for future issuance under the 2021 Plan	43,417	35,856
Shares available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”)	7,097	5,125
Replacement options issued and outstanding from the Tagomi acquisition	4	4
Replacement options issued and outstanding from the Bison Trails acquisition	175	223
RSUs issued and outstanding from other acquisitions	229	229
Shares available for future issuance of warrants	2,296	2,296
Total Class A common stock shares reserved	90,224	81,866

Class B common stock
Options issued and outstanding under the 2013 Plan	5,322	6,101
Total Class B common stock shares reserved	5,322	6,101
15.    STOCK-BASED COMPENSATION
Stock options
Activity of options outstanding are as follows (in thousands, except per share and years data):

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2022	37,208	$18.60	7.83	$8,698,078
Issued	793	200.19
Exercised	(2,207)	14.47
Forfeited and cancelled	(1,387)	21.96
Balance at June 30, 2022	34,407	22.91	7.40	950,079

Vested and exercisable at June 30, 2022	17,629	17.04	6.58	547,220
Vested and expected to vest at June 30, 2022	28,273	22.80	7.25	805,562
During the three and six months ended June 30, 2022, the Company granted stock options for the purchase of 68,745 and 793,496 shares of the Company’s Class A common stock with a weighted-average grant date fair value of $49.09 and $90.60 per share, respectively, to certain employees of the Company. The stock options vest over three years at a rate of 1/12 per quarter.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2022, there was total unrecognized compensation cost of $186.2 million related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.6 years.
The assumptions used under the Black-Scholes-Merton option pricing model and the weighted average calculated value of the options granted to employees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividend yield	0.0%	N/A	0.0%	0.0%
Expected volatility	67.6%	N/A	56.2%	44.0%
Expected term (in years)	5.8	N/A	5.8	4.8
Risk-free interest rate	3.1%	N/A	1.9%	0.5%
As of June 30, 2022, there were 282,221 shares subject to repurchase related to stock options exercised early and not yet vested, but that are expected to vest. As of June 30, 2022, the Company recorded a liability related to these shares subject to repurchase in the amount of $5.8 million, which is included within Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.
Chief Executive Officer performance award
During the three and six months ended June 30, 2022, stock-based compensation expense of $1.0 million and $1.9 million, respectively, was recognized related to this award. During both the three and six months ended June 30, 2021, compensation expense of $6.4 million was recognized related to this award.
Restricted stock units
The Company’s RSUs vest upon the satisfaction of a service-based condition. In general, the RSUs vest over a service period ranging from one to four years. Once vested, the RSUs are settled by delivery of Class A common stock.
Activity of RSUs outstanding are as follows (in thousands, except per share data):

	Number of shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2022	7,482	$157.22
Granted	7,026	154.38
Vested	(4,903)	150.95
Forfeited and cancelled	(1,276)	168.05
Balance at June 30, 2022	8,329	156.86
For RSUs granted during the three months and six months ended June 30, 2022, the closing price of the Company’s Class A common stock as reported on The Nasdaq Global Select Market on the grant date was used as the fair value.
As of June 30, 2022, there was total unrecognized compensation cost of $1.2 billion related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.76 years.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

	Number of shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2022	2,014	$137.57
Granted	323	137.05
Vested	(667)	141.18
Forfeited and cancelled	—	—
Balance at June 30, 2022	1,670	136.03
As of June 30, 2022, there was total unrecognized compensation cost of $191.1 million related to unvested restricted Class A common stock. These costs are expected to be recognized over a weighted-average period of approximately 1.85 years.
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
The grant date of the initial offering period was May 3, 2021, and that offering period shall end on April 30, 2023. As of June 30, 2022, the Company recorded a liability of $4.6 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.
Stock-based compensation expense
Stock-based compensation is included in the following components of expenses on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Technology and development	$261,232	$130,988	$517,756	$204,245
Sales and marketing	19,396	6,674	34,352	10,204
General and administrative	110,868	51,673	191,529	79,514
Total	$391,496	$189,335	$743,637	$293,963
During the three and six months ended June 30, 2022, $70.1 million and $71.5 million of stock-based compensation expense was included in Capitalized software, respectively. During the three and six months ended June 30, 2021, $0 and $0.7 million of stock-based compensation expense was included in Capitalized software, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16.    INCOME TAXES
The Company calculates the tax provision for interim periods using an estimated annual effective tax rate applied to year-to-date ordinary income and adjusts for discrete items in the quarter. In each quarter, the estimate of the annual effective tax rate is updated and an adjustment is made in the year-to-date provision. The annual effective tax rate is subject to fluctuation due to factors including changing assumptions on forecasted annual pretax income, certain book and tax differences, valuation allowances against deferred tax assets, or changes in or interpretation of tax laws.
The Company’s effective tax rate (“ETR”) for the three months ended June 30, 2022 and June 30, 2021 was 11.8% and (84.9)%, respectively. The ETR of 11.8% for the three months ended June 30, 2022 was lower than the U.S. statutory rate of 21.0% due primarily to a valuation allowance on deferred tax assets associated with impairment charges and lower deductible stock compensation expense during the quarter.
The Company’s ETR for the six months ended June 30, 2022 and June 30, 2021 was 17.7% and (27.5)%, respectively. The ETR of 17.7% for the six months ended June 30, 2022 was lower than the U.S. statutory rate of 21.0% primarily due to a valuation allowance on deferred tax assets associated with impairment charges and non-deductible compensation, offset by a tax benefit for U.S. state taxes and U.S. federal research and development credits.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
17.    NET (LOSS) INCOME PER SHARE
The computation of net (loss) income per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic net (loss) income per share:
Numerator
Net (loss) income	$(1,093,654)	$1,606,349	$(1,523,313)	$2,377,812
Less: Income allocated to participating securities	—	(16,636)	—	(699,903)
Net (loss) income attributable to common stockholders, basic	$(1,093,654)	$1,589,713	$(1,523,313)	$1,677,909

Denominator
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, basic	220,988	204,728	219,240	142,397
Net (loss) income per share attributable to common stockholders, basic	$(4.95)	$7.77	$(6.95)	$11.78

Diluted net (loss) income per share:
Numerator
Net (loss) income	$(1,093,654)	$1,606,349	$(1,523,313)	$2,377,812
Less: Income allocated to participating securities	—	(13,750)	—	(573,503)
Add: Interest on convertible notes, net of tax	—	551	—	551
Less: Fair value gain on contingent consideration arrangement, net of tax	(6,184)	—	(6,184)	—
Net (loss) income attributable to common stockholders - diluted	$(1,099,838)	$1,593,150	$(1,529,497)	$1,804,860

Denominator
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, basic	220,988	204,728	219,240	142,397
Weighted-average effect of potentially dilutive securities:
Stock options	—	37,644	—	41,068
RSUs	—	4,047	—	3,444
Restricted common stock	—	3	—	1
Warrants	—	—	—	145
Convertible notes	—	1,725	—	863
Contingent consideration	46	—	46	—
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, diluted	221,034	248,147	219,286	187,918
Net (loss) income per share attributable to common stockholders, diluted	$(4.98)	$6.42	$(6.97)	$9.60

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Certain shares of restricted Class A common stock granted as consideration in acquisitions and the Company’s convertible preferred stock outstanding during 2021 are participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.
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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Stock options	34,407	6,134	34,407	6,134
RSUs	8,330	1,807	8,330	1,807
Convertible notes	3,880	—	3,880	—
Restricted common stock	1,998	—	1,998	—
Employee stock purchase plan	1,596	263	1,596	263
Total	50,211	8,204	50,211	8,204
18.    COMMITMENTS AND CONTINGENCIES
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
In December 2021, a shareholder derivative suit captioned Shin v. Coinbase Global, Inc., was filed in New York state court against the Company and its directors, alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seeking unspecified damages and injunctive relief. The Company has subsequently received, and expects to receive in the future, similar derivative claims. The Company disputes the claims in these cases and intends to vigorously defend against them. Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remain uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company has received investigative subpoenas and requests from the SEC for documents and information about certain customer programs, operations, and existing and intended future products, including the Company’s processes for listing assets, the classification of certain listed assets, its staking programs, and its stablecoin and yield-generating products. Based on the ongoing nature of these matters, the outcomes remain uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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
The second quarter of 2022 continued a trend of lower crypto asset prices and trading volume that began in late 2021. Our results were impacted by a shift in customer and market activity, driven by macroeconomic and crypto credit factors. We do not believe that these market conditions are permanent. We continue to take a long-term view and remain focused on building for the future.
On the product side, we are focused on our highest priority product opportunities of Coinbase Retail App, Coinbase Prime, Staking, Developer Products under Coinbase Cloud, and Web3.
For the three and six months ended June 30, 2022, our total net revenue was $802.6 million and $2.0 billion, respectively, including $655.2 million and $1.7 billion in transaction revenue, respectively.
Subscription and services revenues was $147.4 million and $299.2 million for three and six months ended June 30, 2022, respectively.
For the three and six months ended June 30, 2022, our net loss was $1.1 billion and $1.5 billion, respectively, and Adjusted EBITDA was negative $151.1 million and negative $131.4 million, respectively.

Key Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Verified Users (in millions)	103	68	51%	103	68	51%
MTUs(1) (in millions)	9.0	8.8	2%	9.1	7.5	21%
Assets on Platform (in billions)	$96	$180	(47)%	$96	$180	(47)%
Trading Volume (in billions)	$217	$462	(53)%	$526	$796	(34)%
Net (loss) income (in millions)	$(1,094)	$1,606	(168)%	$(1,523)	$2,378	(164)%
Adjusted EBITDA(2) (in millions)	$(151)	$1,150	(113)%	$(131)	$2,267	(106)%
___________________
(1)We recently identified an issue in the calculation of our Monthly Transacting Users (“MTU”) metric related to the complexity in measuring users and activity in self-custodial products (notably Coinbase Wallet) that resulted in the overstatement of the MTU figures previously disclosed as of September 30, 2021 and December 31, 2021. Accordingly, the MTU metric as of September 30, 2021 and December 31, 2021 will be revised from 7.4 million to 7.3 million and from 11.4 million to 11.2 million, respectively, to reflect our estimate of the overstatement. These figures are not disclosed in this Quarterly Report on Form 10-Q, but we intend to update them in subsequent filings in which such figures are reported.
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
Monthly Transacting Users
We define an “MTU” as a retail user who actively or passively transacts in one or more products on our platform at least once during the rolling 28-day period ending on the date of measurement. MTUs presented for the end of a quarter are the average of each month’s MTUs in each respective quarter. MTUs represent our transacting base of retail users who drive potential revenue generating transactions on our platform. MTUs engage in transactions that generate both Transaction revenue and Subscription and services revenue. Revenue-generating transactions include active transactions such as buying or selling crypto assets through our Invest product or passive transactions such as earning a staking reward. MTUs also engage in transactions that are non-revenue generating such as send and receive. MTUs may overstate the number of unique retail users due to differences in product architecture or user behavior.

Assets on Platform
We previously defined “Assets on Platform” as the total U.S. dollar equivalent value of both fiat currency and crypto assets held or managed in digital wallets on our platform, including our custody services, calculated based on the market price on the date of measurement. As a result of our adoption of SAB 121 as of June 30, 2022, which requires an entity to recognize a liability for the obligation to safeguard a users’ crypto assets and a corresponding customer asset in its condensed consolidated balance sheets, we have updated our definition of Assets on Platform as the aggregate of “Customer crypto liabilities” and “Customer custodial cash liabilities,” each as set forth on our condensed consolidated balance sheets. We updated this definition so that Assets on Platform will directly correspond to the amounts that we recognize with respect to custodied crypto assets and fiat for financial reporting purposes in our condensed consolidated balance sheets. Importantly, the updated definition of Assets on Platform does not result in any changes with respect to the figures reported in prior periods.
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
The value of Assets on Platform is driven by three factors – the price, quantity, and type of crypto assets held by customers on our platform. Changes in the price and quantity, particularly for Bitcoin and Ethereum, or type of crypto asset held on our platform, can result in the increase or decrease in Assets on Platform in a particular period. Our Assets on Platform by asset are as follows:

	As of June 30,		% Change
	2022	2021
Assets on Platform:
Bitcoin	44%	47%	(6)%
Ethereum	20%	24%	(17)
Other crypto assets	29%	25%	16
Fiat	7%	5%	40
Total(1)	100%	100%	—
___________________
(1)Figures presented above may not sum precisely due to rounding.

As of June 30, 2022 and June 30, 2021, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Assets on Platform.

Trading Volume
We define “Trading Volume” as the total U.S. dollar equivalent value of matched trades transacted between a buyer and seller through our platform during the period of measurement. Trading Volume represents the product of the quantity of asset transacted and the trade price at the time the transaction was executed. As trading activity directly impacts Transaction revenue, we believe this measure is a reflection of liquidity on our order books, trading health, and the underlying growth of the cryptoeconomy. Generally, Trading Volume on our platform is primarily influenced by the price of crypto assets and Crypto Asset Volatility1. In periods of high crypto asset prices and Crypto Asset Volatility, we have experienced correspondingly high levels of Trading Volume on our platform. Our Trading Volume in future periods will depend on the relative availability and adoption of Bitcoin, Ethereum, and Other crypto assets.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Trading Volume (in billions):
Retail	$46	$145	(68)%	$121	$265	(54)%
Institutional	171	317	(46)	405	531	(24)
Total	$217	$462	(53)	$526	$796	(34)

Trading Volume by crypto asset:
Bitcoin	31%	24%	29	27%	31%	(13)
Ethereum	22	26	(15)	21	24	(13)
Other crypto assets	47	50	(6)	52	45	16
Total	100%	100%		100%	100%

Transaction revenue by crypto asset:
Bitcoin	31%	26%	19	28%	33%	(15)
Ethereum	22	26	(15)	22	23	(4)
Other crypto assets	47	48	(2)	50	44	14
Total	100%	100%		100%	100%
Trading Volume decreased 53% and 34% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. The decrease in Trading Volume was driven by steep declines in both the average crypto asset prices and total crypto spot market volumes associated with macroeconomic challenges during the second quarter of 2022. In addition, Crypto Asset Volatility decreased 32% and 31% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively.
During the three and six months ended June 30, 2022 and June 30, 2021, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Trading Volume or Transaction revenue, respectively.
1 “Crypto Asset Volatility” represents our internal measure of crypto volatility in the market relative to prior periods. The volatility of crypto assets is measured on an hourly basis for each crypto asset supported for trading on Coinbase, averaged over the applicable time period (quarterly), then weighted by each crypto asset’s share of total trading volume during the same time period across a select set of trading platforms, in addition to the Coinbase platform, that operate in similar markets including itBit, Bitfinex, Bitstamp, bitFlyer, Binance.US, Binance, Kraken, Gemini, Bittrex, and Poloniex.

Components of Results of Operations
Net revenue
Transaction revenue
We generate the majority of our net revenue from transaction fees from trades that occur on our platform. The transaction fee earned is based on the price and quantity of the crypto asset that is bought, sold, or converted. Transaction revenue is recognized at the time the transaction is processed and is directly correlated with Trading Volume on our platform.
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
•Custodial fee revenue: We derive custodial fee revenue based on a percentage of the daily value of customer crypto assets that we hold under custody in our dedicated cold storage solution. The value of crypto assets held under custody is driven by the quantity, price, and type of crypto asset.
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
•Other: Other subscription and services revenue primarily includes revenue from Coinbase Cloud, which includes staking application, delegation, and infrastructure services, subscription revenue from Coinbase One, and revenue from other subscription licenses.
Other revenue
Other revenue includes the sale of crypto assets when we are the principal in the transaction. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets. We fulfill customer accommodation transactions using our own assets for orders that do not meet the minimum trade size for execution on our platform or to maintain customers’ trade execution and processing times during unanticipated system disruptions. We have custody and control of these crypto assets prior to the sale to the customer and record revenue at the point in time when the sale is processed. Accordingly, we record the total value of the sale as revenue and the cost of the crypto asset in Other operating expense, net. Transactions involving our sale of crypto assets represented less than 1% of our total revenue for the three and six months ended June 30, 2022.
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
Restructuring
Restructuring expenses primarily consist of non-recurring costs and severance for employees related to reductions in the Company’s headcount during the three and six months ended June 30, 2022. For more information, see Note 3. Restructuring of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
•realized impacts on foreign exchange resulting from the settlement of our foreign currency assets and liabilities as well unrealized impacts on foreign exchange resulting from remeasurement of transactions and monetary assets and liabilities denominated in non-functional currencies; and
•impairment recognized on certain strategic equity investments in privately held companies without readily determinable fair values.
Benefit from income taxes
Benefit from income taxes includes income taxes related to foreign jurisdictions and U.S. federal and state income taxes.
Results of Operations
The following table summarizes the historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Net revenue	$802,603	$2,033,011	$1,967,494	$3,629,991
Other revenue	5,722	194,951	7,267	399,082
Total revenue	808,325	2,227,962	1,974,761	4,029,073
Operating expenses:
Transaction expense	167,187	335,426	445,013	569,492
Technology and development	609,249	291,461	1,179,913	475,686
Sales and marketing	140,894	195,733	341,098	313,722
General and administrative	470,169	248,195	883,747	369,426
Restructuring	42,453	—	42,453	—
Other operating expense, net	422,762	282,422	681,389	438,309
Total operating expenses	1,852,714	1,353,237	3,573,613	2,166,635
Operating (loss) income	(1,044,389)	874,725	(1,598,852)	1,862,438
Interest expense	23,656	748	45,794	748
Other expense (income), net	172,524	5,096	205,368	(3,857)
(Loss) income before income taxes	(1,240,569)	868,881	(1,850,014)	1,865,547
Benefit from income taxes	(146,915)	(737,468)	(326,701)	(512,265)
Net (loss) income	$(1,093,654)	$1,606,349	$(1,523,313)	$2,377,812

The following table presents the components of the condensed consolidated statements of operations data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as a % of total revenue) (1)
Total revenue	100%	100%	100%	100%
Operating expenses:
Transaction expense	21	15	23	14
Technology and development	75	13	60	12
Sales and marketing	17	9	17	8
General and administrative	58	11	45	9
Restructuring	5	—	2	—
Other operating expense, net	52	13	35	11
Total operating expenses	229	61	181	54
Operating (loss) income	(129)	39	(81)	46
Interest expense	3	—	2	—
Other expense (income), net	21	—	10	—
(Loss) income before income taxes	(153)	39	(94)	46
Benefit from income taxes	(18)	(33)	(17)	(13)
Net (loss) income	(135)%	72%	(77)%	59%
___________________
(1)Figures presented above may not sum precisely due to rounding.

Comparison of the three and six months ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Transaction revenue	$655,213	$1,930,382	(66)%	$1,668,250	$3,470,961	(52)%
Subscription and services revenue	147,390	102,629	44	299,244	159,030	88
Other revenue	5,722	194,951	(97)	7,267	399,082	(98)
Total revenue	$808,325	$2,227,962	(64)	$1,974,761	$4,029,073	(51)
Transaction revenue for the three and six months ended June 30, 2022 decreased by $1.3 billion and $1.8 billion compared to the three and six months ended June 30, 2021, respectively, due to the following:
•Decrease in retail Trading Volume of 68% and 54% for the three and six months ended June 30, 2022, respectively, due to a decrease in the crypto market capitalization including the average crypto asset prices; and
•Crypto Asset Volatility of 9.28 and 8.86 for the three and six months ended June 30, 2022, respectively, representing a decrease of 32% and 31% from the three and six months ended June 30, 2021. Trading Volume on our platform is correlated with Crypto Asset Volatility.
A number of factors contribute to changes in crypto asset prices and Crypto Asset Volatility, including, but not limited to, changes in the supply and demand for a particular crypto asset, crypto market sentiment, macroeconomic factors, utility of a particular crypto asset, and idiosyncratic events.

Subscription and services revenue for the three and six months ended June 30, 2022 increased by $44.8 million and $140.2 million compared to the three and six months ended June 30, 2021, respectively, due to the following:
•an increase in Blockchain rewards of $34.0 million and $106.6 million for the three and six months ended June 30, 2022, respectively, mainly as a result of increased user participation in reward-generating activities such as staking;
•an increase in interest income of $26.0 million and $33.2 million for the three and six months ended June 30, 2022, respectively, predominantly due to an increase in federal interest rates on both interest bearing custodial fiat funds held and higher USDC due to increased customer activity;
•an increase in other subscription and services revenue of $8.7 million and $21.4 million for the three and six months ended June 30, 2022, respectively, predominantly due to subscription fees for Coinbase One which was launched in the fourth quarter of 2021, as well as an increase in participation and delegation revenue for the six months ended June 30, 2022; offset by
•a decrease in earn campaign revenue of $14.5 million and $19.7 million for the three and six months ended June 30, 2022, respectively, driven by a decrease in both the number of active Earn campaigns as well as in the amounts allocated by asset issuers for distribution over the same periods; and
•a decrease in custodial fee revenue of $9.5 million and $1.3 million for the three and six months June 30, 2022, respectively, due to a decrease in the average assets under custody of $34.2 billion and $8.4 billion over the same periods. The decline in assets under custody was primarily driven by a decrease in the price of crypto assets under custody over the same periods.
Other revenue for the three and six months ended June 30, 2022 decreased by $189.2 million and $391.8 million, respectively, compared to the three and six months ended June 30, 2021, due to a decrease in crypto assets sales revenue over the same period. A system disruption which occurred on May 19, 2021 as a result of an unprecedented short term spike in Trading Volume was primarily responsible for the decrease in crypto assets sales revenue over the same period.
We generate revenue from crypto asset sales where the transactions are fulfilled with our crypto assets to accommodate customers, primarily as a result of unanticipated system disruptions. For the three and six months ended June 30, 2022, we did not experience any unanticipated system disruptions with material impact to our financial results compared to four and nine unanticipated system disruptions for the three and six months ended June 30, 2021, respectively. The number of unanticipated system disruptions declined during the three and six months ended June 30, 2022 as we continued to make significant investments in database and network infrastructure to support trading volumes on our platform.

Operating expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Transaction expense	$167,187	$335,426	(50)%	$445,013	$569,492	(22)%
Technology and development	609,249	291,461	109	1,179,913	475,686	148
Sales and marketing	140,894	195,733	(28)	341,098	313,722	9
General and administrative	470,169	248,195	89	883,747	369,426	139
Restructuring	42,453	—	100	42,453	—	100
Other operating expense, net	422,762	282,422	50	681,389	438,309	55
Total operating expenses	$1,852,714	$1,353,237	37	$3,573,613	$2,166,635	65
Transaction expense for the three and six months ended June 30, 2022 decreased by $168.2 million and $124.5 million, compared to the three and six months ended June 30, 2021, respectively. Transaction expense as a percentage of net revenue was 20.8% and 16.5% during the three months ended June 30, 2022 and 2021, respectively, and 22.6% and 15.7% during the six months ended June 30, 2022 and 2021, respectively.
The decrease in Transaction expense for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, was due to the following:
•a decrease of $119.7 million and $157.4 million for three and six months ended June 30, 2022, respectively, related to miner fees driven by a decrease in blockchain transmission volume, both related to customer withdrawals and corporate wallet movements, and lower blockchain network fees such as Ethereum gas prices;
•a decrease of $49.2 million and $46.9 million for three and six months ended June 30, 2022, respectively, related to payment processing fees from lower settled trading volume;
•a decrease of $32.3 million and $13.8 million for three and six months ended June 30, 2022, respectively, in transaction reversal losses due to lower transaction volume; offset by
•an increase of $30.6 million and $90.0 million for three and six months ended June 30, 2022, respectively, related to rewards paid or payable to users from blockchain activities such as staking.
Technology and development expenses for the three and six months ended June 30, 2022 increased by $317.8 million and $704.2 million, respectively, compared to the three and six months ended June 30, 2021, due to the following:
•an increase of $172.4 million and $458.6 million for the three and six months ended June 30, 2022, respectively, in personnel-related expenses, including a $129.7 million and $313.0 million increase in stock-based compensation expense, due to a 135% and 147% increase in average headcount and the issuance of equity instruments in conjunction with business combinations;
•an increase of $84.0 million and $159.0 million for the three and six months ended June 30, 2022, respectively, in software and service costs, driven by continued investment in our products and platform; and
•an increase of $24.3 million and $40.2 million for the three and six months ended June 30, 2022, respectively, related to amortization expense related to capitalized software and assembled workforce.

Sales and marketing expenses for the three and six months ended June 30, 2022 decreased by $54.8 million and increased by $27.4 million compared to the three and six months ended June 30, 2021, respectively. Sales and marketing as a percentage of net revenue was 17.6% and 9.6% during the three months ended June 30, 2022 and 2021, respectively, and 17.3% and 8.6% during the six months ended June 30, 2022 and 2021, respectively.
The decrease and increase in Sales and marketing for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, was largely due to the following:
•an increase of $20.3 million and $44.5 million in personnel-related expenses for the three and six months ended June 30, 2022, including a $12.7 million and $24.1 million increase in stock-based compensation expense, due to a 178% and 207% increase in average headcount;
•an increase of $25.6 million and $39.1 million for the three and six months ended June 30, 2022, respectively, in conference events and sponsorships; offset by
•a decrease of $97.5 million and $61.7 million for the three and six months ended June 30, 2022, respectively, in digital and offline advertising; and
•a decrease of $11.7 million and $6.6 million for the three and six months ended June 30, 2022, respectively, in customer referral and promotion fees related to marketing initiatives such as sweepstakes and incentivized campaigns.
General and administrative expenses for the three and six months ended June 30, 2022 increased by $222.0 million and $514.3 million compared to the three and six months ended June 30, 2021, respectively, predominantly driven by the following:
•an increase of $121.5 million and $257.6 million in customer support costs for the three and six months ended June 30, 2022, respectively, due to an increase in contingent workforce and managed services to support customer experience and compliance, as a result of increased capacity needs. Our capacity needs may increase in periods following higher trading volumes;
•an increase of $59.8 million and $143.3 million in personnel-related expenses excluding customer support for the three and six months ended June 30, 2022, respectively, including a $45.0 million and $87.7 million increase in stock-based compensation, due to a 121% and 128% increase in average headcount;
•an increase of $29.9 million and $47.7 million in professional services for the three and six months ended June 30, 2022, respectively, largely due to increased business process and acquisition consulting services, as well as higher legal fees related to litigation, regulatory and compliance; and
•an increase of $7.5 million and $15.0 million in software license costs for the three and six months ended June 30, 2022, respectively, to support business, security and risk applications; offset by
•a decrease of $39.2 million in direct listing costs associated with our direct public listing in the second quarter of 2021.
Restructuring expenses were $42.5 million for the three and six months ended June 30, 2022, driven by separation pay and other post-employment benefits related to the workforce reduction in June 2022. There were no restructuring expenses for the three and six months ended June 30, 2021.

Other operating expense, net for the three and six months ended June 30, 2022 increased by $140.3 million and $243.1 million compared to the three and six months ended June 30, 2021, respectively, due to the following:
•an increase of $260.4 million and $487.5 million for the three and six months ended June 30, 2022, respectively, related to gross impairment charges on crypto assets held during the quarter. Impairment charges, net of any recoveries, amounted to $377.0 million and $586.8 million during the three and six months ended June 30, 2022, respectively, which relate to the crypto assets still held as of June 30, 2022;
•an increase of $45.4 million for the six months ended June 30, 2022 due to certain platform-related incidents and losses; the incident losses expense remained flat for the three months ended June 30, 2022 as compared to June 30, 2021; offset by
•a decrease of $178.9 million and $364.8 million for the three and six months ended June 30, 2022, respectively, attributed to the decrease in the crypto assets sold in order to fulfill customer accommodation transactions, primarily as a result of a decrease in the unanticipated system disruptions over the same period; and
•a decrease of $61.6 million and $74.9 million for the three and six months ended June 30, 2022, respectively, in digital asset realized gains.

Interest expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Interest expense	$23,656	$748	3063%	$45,794	$748	6022%
During the three and six months ended June 30, 2022, we had interest expense on debt of $23.7 million and $45.8 million compared to $0.7 million for the three and six months ended June 30, 2021, respectively, due to our Convertible Notes issued in May 2021, our Senior Notes issued in September 2021 and short-term borrowings outstanding during the first six months of 2022.
Other expense (income), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Other expense (income), net	$172,524	$5,096	3285%	$205,368	$(3,857)	5425%
Other expense (income), net for the three and six months ended June 30, 2022 increased by $167.4 million and $209.2 million compared to the three and six months ended June 30, 2021, respectively, due to the following:
•an increase in net unrealized and realized losses related to foreign exchange of $96.9 million and $128.0 million for the three and six months ended June 30, 2022, respectively, predominantly due to the timing of Euro denominated intercompany settlements and depreciation of the Euro and British Pound against the U.S. dollar;
•an increase in impairment expense recognized on certain strategic equity investments of $69.3 million for the three and six months ended June 30, 2022; and

•an increase in net realized and unrealized losses on investments of $4.3 million and $14.5 million for the three and six months ended June 30, 2022, respectively, primarily due to the remeasurement gain of $8.8 million during the six months ended June 30, 2021 related to our previously held investment in Bison Trails, as a result of the acquisition that occurred in February 2021; offset by
•a remeasurement gain of $8.2 million related to a contingent consideration arrangement recognized during the three and six months ended June 30, 2022.
Benefit from income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Benefit from income taxes	$(146,915)	$(737,468)	(80)%	$(326,701)	$(512,265)	(36)%
The benefit from income taxes decreased by $590.6 million and $185.6 million for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. The benefit from income taxes decreased due to the reduction in certain stock-based compensation and research and development credits, and a valuation allowance recorded on impairment charges, partially offset by tax benefits on pretax loss during the three and six months ended June 30, 2022.
Non-GAAP Financial Measure
In addition to our results determined in accordance with GAAP, we believe Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA may be helpful to investors because it provides consistency and comparability with past financial performance. However, Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Among other non-cash and non-recurring items, Adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business
We calculate Adjusted EBITDA as net loss or income, adjusted to exclude benefit from income taxes, depreciation and amortization, interest expense, crypto asset borrowing costs, stock-based compensation expense, crypto asset impairment, net, other impairment, impairment on investments, non-recurring Direct Listing expenses, restructuring, unrealized loss on foreign exchange, fair value gain or loss on derivatives, non-recurring legal reserves and related costs, and other adjustments, net.

The following table provides a reconciliation of net (loss) income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net (loss) income	$(1,093,654)	$1,606,349	$(1,523,313)	$2,377,812
Adjusted to exclude the following:
Benefit from income taxes	(146,915)	(737,468)	(326,701)	(512,265)
Depreciation and amortization	42,027	12,612	73,607	23,534
Interest expense	23,656	748	45,794	748
Crypto asset borrowing costs	1,566	2,925	3,002	7,198
Stock-based compensation	391,496	189,335	743,637	293,963
Crypto asset impairment, net(1)	377,005	57,343	586,823	58,184
Impairment on investments	69,289	—	69,289	—
Other impairment(2)	6,770	—	7,949	—
Non-recurring Direct Listing expenses	—	35,000	—	39,160
Restructuring	42,453	—	42,453	—
Unrealized loss on foreign exchange	107,683	5,261	115,072	2,392
Fair value (gain) loss on derivatives	(2,500)	(22,415)	952	(25,215)
Legal reserves and related costs	14,250	—	14,250	1,500
Other adjustments, net(3)	15,797	—	15,797	—
Adjusted EBITDA	$(151,077)	$1,149,690	$(131,389)	$2,267,011
______________
(1)Crypto asset impairment, net represents impairment on crypto assets still held.
(2)Other impairment represents impairment on Intangible assets, net of $3.2 million and $4.4 million for the three and six months ended June 30, 2022, respectively, and impairment on Property and equipment, net of $3.6 million for the three and six months ended June 30, 2022, respectively.
(3)Other adjustments, net includes $12.5 million pertaining to value-added taxes (VAT), $11.5 million associated with payments made on rescinded employment offers, offset by an unrealized gain of $8.2 million related to a contingent consideration arrangement.

Liquidity and Capital Resources
Cash and Cash Equivalents, Restricted Cash and USDC
As of June 30, 2022, we had cash and cash equivalents of $5.7 billion, exclusive of restricted cash and customer custodial cash. As of June 30, 2022 and December 31, 2021, our cash and cash equivalents, restricted cash, and USDC balance consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents:
Cash equivalents(1)	$2,773.1	$4,813.6
Cash held at banks	2,740.1	2,141.0
Cash held at venues	168.9	168.9
Total Cash and cash equivalents	$5,682.1	$7,123.5

Restricted cash(2)	$29.0	$31.0
USDC(3)	$361.7	$100.1
_________________________
(1) Cash equivalents consists of money market funds primarily denominated in U.S. dollars.
(2) Restricted cash consists primarily of amounts held in restricted bank accounts at certain third-party banks as security deposits or pledged as collateral to secure letters of credit.
(3) USDC is a stablecoin which can be redeemed one USDC for one U.S. dollar on demand. While not accounted for as cash or cash equivalents, we treat our USDC holdings as a liquidity resource.

Debt
In September 2021, we issued $2.0 billion in Senior Notes consisting of $1.0 billion of 2028 Senior Notes due on October 1, 2028 and $1.0 billion of 2031 Senior Notes due on October 1, 2031. In May 2021, we issued an aggregate of $1.44 billion of 2026 Convertible Notes that mature on June 1, 2026, unless converted, redeemed or repurchased on an earlier date. We periodically issue short-term debt to support certain business operations. See Notes 10. Accrued Expenses and Other Current Liabilities and 11. Indebtedness of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our short and long-term borrowings, respectively.
In June 2022, Moody’s Investors Service (“Moody’s”) announced a downgrade of our Corporate Family Rating (CFR) to Ba3 from Ba2 and downgraded our guaranteed senior unsecured notes to Ba2 from Ba1. The ratings were placed under review for further downgrade. In addition, S&P Global Ratings revised their outlook to negative from stable.
Crypto Assets
Our crypto asset investment policy allows us to invest up to 10% of our quarterly net income into a diversified portfolio of crypto assets. Our investments will be deployed over a multi-quarter window. We continue to execute all trades away from our crypto asset trading platform to avoid any conflict of interest with our customers. We may increase or decrease our allocation over time.

As of June 30, 2022, we held $403.4 million of crypto assets for investment and operating purposes at impaired cost. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets and the variability of our earnings will be dependent on the future fair value of such crypto assets. We have limited ability to predict whether the sale of crypto assets received from airdrops or forks will be material to our future earnings, which is dependent on the future market liquidity, viability and fair value of such crypto assets. Our current policy is not to monetize unsupported forks or airdrops held on our platform. Crypto assets received through airdrops and forks, at the time of the airdrop or fork and at the end of the periods presented, are not material to our financial statements.
As of June 30, 2022 and December 31, 2021, the cost basis and fair value of our crypto assets held at impaired cost was as follows:

	June 30,		December 31,
	2022		2021
	Cost(1)	Fair value(2)	Cost(1)	Fair value(2)
	(in millions)
Crypto assets held as investments:
Bitcoin	$112.4	$173.6	$87.9	$265.8
Ethereum	98.6	135.4	46.1	167.1
Other	78.7	118.8	75.4	263.1
Total crypto assets held as investments	289.7	427.8	209.4	696.0

Crypto assets held for operating purposes:
Bitcoin	13.5	19.1	95.5	97.9
Ethereum	16.1	16.1	58.2	75.4
Other	84.1	90.0	203.4	267.5
Total crypto assets held for operating purposes	113.7	125.2	357.1	440.8
Total crypto assets held	$403.4	$553.0	$566.5	$1,136.8
__________________
(1)Cost amounts shown are net of impairment recognized.
(2)The fair value of crypto assets held is based on quoted market prices for one unit of each crypto asset reported on our platform at 11:59 pm Coordinated Universal Time (UTC) on the last day of the respective period multiplied by the quantity of each crypto asset held.

We view our crypto asset investments as long term holdings and we do not plan to engage in regular trading of crypto assets. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Customer accommodations and corporate expenses denominated in crypto assets are fulfilled with crypto assets held for operational purposes. We recognized $295.3 million and $436.3 million of impairment expense on our crypto asset investment portfolio for the three and six months ended June 30, 2022, respectively.
Customer crypto assets and liabilities
The Company safeguards customer crypto assets and the associated keys and is obligated to safeguard them from loss, theft, or other misuse. In accordance with recently adopted guidance, SAB 121, we record customer crypto assets, as well as corresponding customer crypto assets on the condensed consolidated balance sheets, at fair value. See Note 8. Customer assets and liabilities to the condensed consolidated financial statements included in Part 1. Item 1 of this Quarterly Report on Form 10-Q, for further information as of June 30, 2022.

Cash Requirements and Contractual Obligations
Certain jurisdictions where we operate require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer custodial cash liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial cash, and in-transit funds receivable. As of June 30, 2022 and December 31, 2021, our eligible liquid assets were greater than the aggregate amount of customer custodial cash liabilities. We are also required to hold corporate liquid assets at our subsidiaries to meet capital requirements established by our regulators based on the value of crypto assets held in custody.
Our cash flow from operating activities may materially fluctuate from period-to-period based on movement within our customer custodial cash liabilities. Since our customer custodial cash is included in our cash, cash equivalents, and restricted cash balance on our statements of cash flows, any large fluctuations in the related liability will directly impact our cash flow from operating activities. We believe our existing cash and cash equivalents will be sufficient in both the short and long term to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements. Our ability to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including market acceptance of crypto assets and blockchain technology, our growth, our ability to attract and retain customers on our platform, the continuing market acceptance of our products and services, the introduction of new subscription products and services on our platform, expansion of sales and marketing activities, and overall economic conditions. We anticipate satisfying our short-term cash requirements with our existing cash and cash equivalents and may satisfy our long-term cash requirements with cash and cash equivalents on hand or with proceeds from a future equity or debt financing.
To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and cash and other requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. As a result of our downgrade, our ability to raise additional financing from external sources in the future may be adversely affected and we may not be able to raise capital on terms acceptable to us or at all. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than our current debt.
Our material cash requirements and contractual obligations arising in the normal course of business primarily consist of operating lease commitments, non-cancelable purchase obligations, debt and related interest payments, and income taxes. With respect to operating lease commitments, which consists of operating leases for corporate offices as of June 30, 2022, the total amount of lease payments due is $99.0 million, with $37.4 million due within the next 12 months. With respect to non-cancelable purchase obligations, which consists of committed spend relating to technology and advertising, as of June 30, 2022, the total amount due was $602.5 million, with $328.7 million due within the next 12 months. See Notes 10. Accrued Expenses and Other Current Liabilities, 11. Indebtedness and 16. Income Taxes of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information relating to debt and income taxes as of June 30, 2022.

Cash flows

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(3,863,775)	$7,394,664
Net cash used in investing activities	(618,620)	(337,748)
Net cash (used in) provided by financing activities	(186,157)	1,434,676
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(4,668,552)	$8,491,592
Effect of exchange rates on cash, cash equivalents, and restricted cash	$(119,932)	$11,015
Change in customer custodial cash	$(3,345,085)	$5,198,420
Operating activities
We assess our cash flow from operating activities by adjusting for the change in customer custodial cash. We use this as a more accurate indicator of changes in our cash position and our ability to invest in our infrastructure and people to achieve our strategic objectives.
Net cash used in operating activities was $3.9 billion for the six months ended June 30, 2022, of which $3.4 billion related to cash from the change in customer custodial cash liabilities. Our net cash used in operating activities, other than from customer custodial cash liabilities, reflected a net loss of $1.5 billion, partially offset by non-cash adjustments of $1.3 billion, which was driven by stock-based compensation expense, crypto asset impairment expense, unrealized losses on foreign exchange, depreciation and amortization expense, impairment expense on ventures investments, non-cash lease expense and other impairment expense. This was partially offset by deferred income taxes and realized gains on crypto assets driven by net crypto assets received from operating activities. In addition to these changes were changes in operating assets and liabilities, other than customer custodial cash liabilities, of $215.7 million.
Net cash provided by operating activities was $7.4 billion for the six months ended June 30, 2021, of which $5.1 billion related to cash from the change in customer custodial cash liabilities. Our net cash provided by operating activities, other than from customer custodial cash liabilities, reflected net income of $2.4 billion, non-cash adjustments of $247.1 million, which was driven by stock-based compensation expense, impairment expense, depreciation and amortization expense, and non-cash lease expense. This was partially offset by realized gains on crypto assets driven by net crypto assets received from operating activities and fair value derivative adjustments. In addition to these changes were changes in operating assets and liabilities, other than customer custodial cash liabilities, of $331.5 million.
Investing activities
Net cash used in investing activities of $618.6 million for the six months ended June 30, 2022 was due to $443.7 million in net outflow for the purchase and sale of crypto assets, $186.2 million in net cash paid in the Unbound Security and FairXchange acquisitions, $46.9 million in investments of companies and technologies and $32.1 million in capitalized internal-use software development costs. This was partially offset by $92.5 million in net inflow for retail user loans repaid and originated.
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

Financing activities
Net cash used in financing activities of $186.2 million for the six months ended June 30, 2022 was due to $213.1 million of taxes paid related to net share settlements of equity awards and $170.0 million in repayments of short-term borrowings. This was partially offset by $149.4 million of proceeds received from the issuance of short-term borrowings, net of issuance costs, $31.9 million of proceeds from the issuance of common stock from stock option exercises, net of repurchases, and $12.0 million of proceeds received under the employee stock purchase plan.
Net cash provided by financing activities of $1.4 billion for the six months ended June 30, 2021 was due to $1.4 billion of proceeds from the issuance of our convertible senior notes, net of issuances costs, $149.9 million of proceeds from the issuance of common stock from stock option exercises, net of repurchases, and $20.0 million of proceeds from the issuance of a short-term borrowing. This was partially offset by the purchase of $90.1 million of capped calls in connection with our convertible senior notes, and $51.7 million of taxes paid related to net share settlement of equity awards.
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
Except as described in Note 2. Summary of Significant Accounting Policies, of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk associated with the effect of changes in market factors on the value of the assets and liabilities held on our balance sheet, including interest rates, foreign exchange rates, prices of crypto assets, or volatilities such as market volatility or product liquidity.
Interest rate risk
We had cash and cash equivalents, including restricted cash and customer custodial cash, of $12.9 billion and $17.7 billion as of June 30, 2022 and December 31, 2021, respectively. Our investment policy and strategy related to our cash and cash equivalents and customer custodial cash is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents primarily consist of money market funds denominated in U.S. dollars and cash deposits. We also earn interest income from a revenue agreement we hold with the issuer of USDC. Changes in interest rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis points increase or decrease in interest rates would have resulted in a $44.4 million and $87.5 million increase or decrease in total revenue for the three and six months ended June 30, 2022, respectively.
Foreign currency risk
Foreign currency transaction risk
Revenues, expenses, and financial results of our foreign subsidiaries are recorded in the functional currency of these subsidiaries. Our foreign currency exposure is primarily related to transactions denominated in Euros and British Pounds attributable to cash and cash equivalents, restricted cash, customer custodial cash and customer custodial cash liabilities and other intercompany transactions where the transaction currency is different from a subsidiary’s functional currency. Changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our results of operations as expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in our results of operations as a result of gains or losses on the settlement and the remeasurement of monetary assets and liabilities denominated in foreign currencies that are not the functional currency. We recognized net realized and unrealized foreign currency losses of $103.1 million and $134.4 million for the three and six months ended June 30, 2022, respectively, compared to net realized and unrealized foreign currency losses of $6.1 million and $6.4 million for the three and six months June 30, 2021, respectively, in Other expense (income), net in the condensed consolidated statements of operations.
Foreign currency translation risk
Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized losses on translation adjustments, net of tax, of $14.3 million and $14.8 million for the three and six months ended June 30, 2022, respectively, compared to a translation adjustment gain, net of tax, of $0.7 million and a translation adjustment loss, net of tax, of $3.5 million for the three and six months ended June 30, 2021, respectively, in the condensed consolidated statements of comprehensive (loss) income.
From time to time, we may enter into derivatives or other financial instruments in an attempt to hedge our exposure to foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations. Additionally, the volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our international operations increase our exposure to exchange rate fluctuations and, as a result, such fluctuations could have a material impact on our future results of operations and cash flows.

Market volatility and other risks associated with derivatives
We have exposure to derivatives and related hedges measured at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility.
As of June 30, 2022, we had embedded derivative assets of $100.0 million, as well as embedded derivative liabilities of $1.7 million as a result of entering into transactions to borrow crypto assets, which are recorded on the condensed consolidated balance sheets. In addition, we had an embedded derivative asset of $9.6 million for other payables denominated in crypto assets and an embedded derivative liability of $8.8 million for accounts receivables that are denominated in crypto assets. These embedded derivative assets and liabilities are recorded on the condensed consolidated balance sheets in Accrued expenses and other current liabilities and Accounts and loans receivable, net of allowance, respectively. A 10% increase or decrease in the fair value of the derivative positions would not have a material impact on our financial results. For more information, see Notes 2. Summary of Significant Accounting Policies, and 12. Derivatives, of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Equity investment risk
We hold strategic investments in privately held companies in the form of equity securities without readily determinable fair values in which we do not have a controlling interest or significant influence. These investments are subject to a wide variety of market and price-related risks due to the lack of readily available market data, which requires us to make significant estimates and assumptions that could substantially impact the carrying value of the investments. We perform a qualitative assessment of our portfolio of strategic equity investments on a quarterly basis for indicators of impairment. Our analysis includes a review of operating results, credit rating, asset quality and business prospects of the investees, changes in the regulatory and macroeconomic environment, and general market conditions of the geographical area or industry in which our investees operate in. If indicators of impairment exist and the estimated fair value of an investment is below the carrying amount, we will write down the investment to fair value. As of June 30, 2022 and December 31, 2021, our strategic equity investments in privately held companies was $350.9 million and $364.0 million, respectively. We are required to record all adjustments to the fair value of our investments through our condensed consolidated statements of operations under Other expense (income), net. During the three and six months ended June 30, 2022, we recognized impairment expense of $69.3 million related to our strategic investments in privately held companies. We anticipate volatility to our net income (loss) in future periods due to changes in fair value associated with these investments and changes in observable prices and similar transactions that could impact our fair value assessments. Based on future market conditions, these changes could be material to our financial results. For more information, see Note 9. Prepaid Expenses and Other Assets of the Notes to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Market price risk of crypto assets
We generate substantially all of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction and may vary depending on payment type and the value of the transaction. We also generate total revenue from our subscription products and services and, while revenue from these products and services have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect our operating results. In particular, our future profitability may depend upon the market price of BTC and ETH, as well as Other crypto assets. Crypto asset prices, along with our operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets has had and could in the future have an adverse effect on our earnings, the carrying value of our crypto assets, and our future cash flows. This may also affect our liquidity and our ability to meet its ongoing obligations.
We record impairment charges on our crypto assets held when crypto asset prices decrease below the carrying value of these crypto assets. As of June 30, 2022, a 10% decrease in crypto asset prices would not have a material impact on our impairment charges. For more information, see Note 7. Goodwill, Intangible Assets, net, and Crypto Assets Held of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material legal proceedings in which we are involved, see Note 18, Commitments and Contingencies, in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
We generate substantially all of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction. For our retail brokerage product, we also charge a spread to ensure that we are able to settle purchases and sales at the price we quote to customers. We also generate total revenue from our subscription products and services and, while revenues from these products and services have grown over time, they have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. As such, any declines in the volume of crypto asset transactions, the price of crypto assets, or market liquidity for crypto assets generally may result in lower total revenue to us.
The price of crypto assets and associated demand for buying, selling, and trading crypto assets have historically been subject to significant volatility. For instance, in 2017, the value of certain crypto assets, including Bitcoin, experienced steep increases in value, and our customer base expanded worldwide. The increases in value of certain crypto assets, including Bitcoin, from 2016 to 2017, and then again in 2021, were followed by a steep decline in 2018 and again in 2022, which has adversely affected our net revenue and operating results. The price and trading volume of any crypto asset is subject to significant uncertainty and volatility, depending on a number of factors, including:
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
We support a diverse portfolio of crypto assets for trading and custody. However, for the six months ended June 30, 2022 and the year ended December 31, 2021, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove approximately 48% and 45% of total Trading Volume on our platform during these periods, respectively. As such, in addition to the factors impacting the broader cryptoeconomy described in this section, our business may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
•liquidity issues experienced by other participants of the cryptoeconomy; and
•laws and regulations affecting the Bitcoin and Ethereum networks or access to these networks, including a determination that either Bitcoin or Ethereum constitutes a security or other regulated financial instrument under the laws of any jurisdiction.
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
Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, federal government contractors, trust companies, securities, derivative transactions and markets, broker-dealers and alternative trading systems (“ATS”), commodities, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, retail and commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), retail protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the cryptoeconomy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

In addition to existing laws and regulations, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the cryptoeconomy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. For example, under recommendations from the Financial Crimes Enforcement Network (“FinCEN”), and the Financial Action Task Force (“FATF”), the United States and several foreign jurisdictions have or are likely to impose the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may face substantial costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. In December 2020, FinCEN released a proposed rule that would require us to collect personal information from the owners of self-custodied wallets that transfer cryptocurrencies to or receive cryptocurrencies from us, and report certain transactions to the federal government. There are substantial uncertainties on how these requirements would apply in practice, and we may face substantial costs to operationalize and comply with these rules. We may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. As another example, the recent extension of anti-money laundering requirements to certain crypto-related activities by the European Union’s Fifth Money Laundering Directive has increased the regulatory compliance burden for our business in Europe and, as a result of the fragmented approach to the implementation of its provisions, resulted in distinct and divergent national licensing and registration regimes for us in different E.U. member states. Further E.U.-level legislation imposing additional regulatory requirements in relation to crypto-related activities is also expected in the intermediate term which, among other things, may impose new or additional regulatory requirements on both crypto service providers and issuers of certain crypto assets, which may impact our operations in the European Union. For example, the requirements of privacy and data protection laws in the European Union, United States, and elsewhere are typically founded on the premise of centralized, data-controller-based data processing, and require fulfilling, among other things, individual rights to access or delete one’s data. This creates unique compliance challenges given the nature of blockchain’s peer-to-peer network architecture, lack of centralized control, immutability, and perpetual data storage.

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
As we expand and localize our international activities, we have become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have increased their scrutiny of crypto asset exchanges over time, such as by requiring crypto asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, crypto, and related technologies outside of the United States are highly evolving, extensive and often impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws and regulations related to economic sanctions and export controls enforced by U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, currently the Crimea Region, the Donetsk People's Republic (DNR), and the Luhansk People's Republic (LNR) of Ukraine, Cuba, Iran, North Korea, and Syria, as well as with persons, entities, and governments identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the United States, the E.U., the United Kingdom, and other jurisdictions have imposed wide-ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. We have continued to engage in activity in Russia and Belarus and with customers associated with these countries. At the same time, we have implemented additional processes and procedures to further compliance with these new sanctions. However, our activity in Russia and Belarus and with these customers associated with these countries subjects us to further exposure to sanctions as they are released. We have an OFAC compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC. Certain of these voluntary self-disclosures are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or finding of violation. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls, and are working to implement additional controls and screening tools designed to prevent sanctions violations, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.
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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. For example, we are currently subject to securities class actions and a shareholder derivative action, which are described in Note 18, Commitments and Contingencies, in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
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
The SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. For example, Chair Gary Gensler has repeatedly remarked on the need for further regulatory oversight on crypto assets, crypto trading, and lending platforms by the SEC. Public statements made in the past by senior officials at the SEC have indicated that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). In May 2022, CFTC Chair Rostin Behnam stated that Bitcoin and Ethereum are commodities. However, in June 2022, Mr. Gensler suggested that Bitcoin is a commodity but did not opine on the status of other crypto assets. Such statements by officials at the CFTC and SEC are not official policy statements by these agencies and reflect only the speakers’ views, which are not binding on any agency or court and cannot be generalized to any other crypto asset. In addition, in July 2022, the SEC separately filed securities fraud charges against a former employee related to misuse of confidential Coinbase information. These SEC charges allege that nine crypto assets involved in this matter are securities under federal securities laws, seven of which we listed on our platform: AMP, RLY, DDX, XYO, RGT, LCX, POWR. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset is a security under federal securities laws is ultimately determined by a federal court. No court ruling has yet been made in connection with these seven crypto assets. With respect to these and other crypto assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.
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

We have policies and procedures to analyze whether each crypto asset that we seek to facilitate trading on our platform could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which we use to make a risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a “security” under applicable laws. As discussed above, the SEC brought an enforcement action in July 2022 against a third party that alleges that seven crypto assets trading on our platform are securities. Such enforcement action may increase the risk that the SEC decides to bring an enforcement action against us for facilitating trading in these crypto assets on the basis that our platform is not registered as a national securities exchange or ATS.
Because our platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of crypto assets on our platform, we only permit trading on our core platform of those crypto assets for which we determine there are reasonably strong arguments to conclude that the crypto asset is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to crypto assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of crypto assets may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. For example, in December 2020, we announced that we had made a decision to suspend all XRP trading pairs on our platform in light of the SEC’s lawsuit filed against Ripple Labs, Inc. (“Ripple”) and two of its executives, alleging that they have engaged in an unregistered, ongoing securities offering through the sale of XRP. The SEC’s litigation with Ripple is still pending resolution. Additionally, as discussed above, in July 2022, the SEC filed securities fraud charges against one of our former employees and, as part of that complaint, alleged that seven of the digital assets listed on our platform and traded by the former employee are securities. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, facts, and developments in technology.

There can be no assurances that we will properly characterize any given crypto asset as a security or non-security for purposes of determining whether our platform will support trading of the crypto asset, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. The SEC may disagree with our prior assessments concerning XRP and the seven digital assets flagged in July 2022 and believe these crypto assets are securities. If an applicable regulatory authority or a court, in either case having final determinative authority on the topic, were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a security, we would not be able to offer such crypto asset for trading until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an asset that we currently support for trading on our platform constitutes a security may result in removing that crypto asset from our platform, and may also result in us determining that it is advisable to remove assets from our platform that have similar characteristics to the asset that was alleged or determined to be a security. Alternatively, we may determine not to remove a particular crypto asset from our platform even if the SEC or another regulator alleges that the crypto asset is a security, pending a final judicial determination as to that crypto asset’s proper characterization, and the fact that we waited for a final judicial determination would generally not preclude penalties or sanctions against us for our having previously made our platform available for trading that crypto asset without registering as a national securities exchange or ATS. As such, we could be subject to judicial or administrative sanctions for failing to offer or sell the crypto asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported crypto asset on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated as the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported crypto asset other than via our licensed subsidiaries, which could negatively impact our business, operating results, and financial condition. Furthermore, if we remove any assets from trading on our platform, our decision may be unpopular with users and may reduce our ability to attract and retain customers, especially if such assets remain traded on unregulated exchanges, which includes many of our competitors.
Further, if Bitcoin, Ethereum, or any other supported crypto asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported crypto asset. For instance, all transactions in such supported crypto asset would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the networks on which such supported crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the crypto asset. Also, it may make it difficult for such supported crypto asset to be traded, cleared, and custodied as compared to other crypto assets that are not considered to be securities. Specifically, even if transactions in a crypto asset were registered with the SEC or conducted in accordance with an exemption from registration, the current intermediary-based framework for securities trading, clearance and settlement is not consistent with the operations of the crypto asset market. For example, under current SEC guidance, crypto asset securities cannot be held on behalf of customers by broker-dealers that also support custody of traditional securities; and the SEC has not permitted public permissionless blockchain-based clearance and settlement systems for securities.

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
As of June 30, 2022, we held $95.5 billion in custodial fiat currencies and cryptocurrencies on behalf of customers. Supported crypto assets are not insured or guaranteed by any government or government agency. We have also entered into partnerships with third parties, such as with the Centre Consortium, as a reseller of USDC, where we or our partners receive and hold funds for the benefit of our customers. Our and our partners’ abilities to manage and accurately safeguard these customer assets requires a high level of internal controls. As our business continues to grow and we expand our product and service offerings, we must continue to strengthen our associated internal controls and ensure that our partners do the same. Our success and the success of our offerings requires significant public confidence in our and our partners’ ability to properly manage customers’ balances and handle large and growing transaction volumes and amounts of customer funds. In addition, we are dependent on our partners’ operations, liquidity, and financial condition for the proper maintenance, use, and safekeeping of these customer assets. Any failure by us or our partners to maintain the necessary controls or to manage customer crypto assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, lead customers to discontinue or reduce their use of our and our partners’ products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition. Moreover, because custodially held crypto assets may be considered to be the property of a bankruptcy estate, in the event of a bankruptcy, the crypto assets we hold in custody on behalf of our customers could be subject to bankruptcy proceedings and such customers could be treated as our general unsecured creditors. This may result in customers finding our custodial services more risky and less attractive and any failure to increase our customer base, discontinuation or reduction in use of our platform and products by existing customers as a result could adversely impact our business, operating results, and financial condition.
Further, we place great importance on safeguarding crypto assets we custody and keeping them bankruptcy remote from our general creditors, and in June 2022 we updated our Retail User Agreement to clarify the applicability of UCC Article 8 to custodied crypto assets— the same legal protection that our institutional custody and prime broker clients also rely upon. UCC Article 8 provides that financial assets held by Coinbase are not property of Coinbase and not subject to the claims of its general creditors. In light of UCC Article 8, we believe that a court would not treat custodied crypto assets as part of our general estate; however, due to the novelty of crypto assets, courts have not yet considered this type of treatment for custodied crypto assets.

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

Our operating expenses may increase in the future and we may not be able to achieve profitability or achieve positive cash flow from operations on a consistent basis, which may cause our business, operating results, and financial condition to be adversely impacted.
Our operating expenses may increase in the future as we continue to attract and retain talent, expand our sales and marketing efforts, develop additional products and services, expand our international business, and in connection with certain expenses related to operating as a public company. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reduction in June 2022, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Our operations may prove more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these higher expenses. Our revenue growth may slow, or our net revenue may decline for a number of other reasons, including reduced demand for our offerings, increased competition, a decrease in the growth or size of the cryptoeconomy, or any failure to capitalize on growth opportunities. Any failure to increase our revenue could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow on any quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results, and financial condition may suffer.
Our business and operations have experienced significant growth, and if we do not effectively manage our growth, or are unable to maintain and improve our systems and processes, our operating results will be negatively affected.
We have significantly expanded our operations in recent years, both in terms of employee headcount as well as the number of customers. For example, during 2021, our employee headcount grew from 1,249 employees to 3,730 employees. As we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we may need to continue to expand our information technology and financial, operating, and administrative systems and controls, and continue to manage headcount, capital, and processes efficiently. Significant growth beyond our planned scale could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.
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

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, including furloughs, layoffs and reductions in force. For example, in June 2022, in response to rapidly changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency, we announced a reduction in our workforce, which resulted in the departure of approximately 18% of our employees. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.
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
We currently have subsidiaries in the United States and abroad. We plan to enter into or increase our presence in additional markets around the world. We have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems, and regulatory systems. As we continue to expand our business and customer base outside the United States, we will be increasingly susceptible to risks associated with international operations. These risks and challenges include:
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
While certain of our customer agreements contain arbitration provisions with class action waiver provisions that may limit our exposure to retail class action litigation, some federal, state, and foreign courts have refused or may refuse to enforce one or more of these provisions, and there can be no assurance that we will be successful in enforcing these arbitration provisions, including the class action waiver provisions, in the future or in any given case. Legislative, administrative, or regulatory developments may directly or indirectly prohibit or limit the use of pre-dispute arbitration clauses and class action waiver provisions. Any such prohibitions or limitations on or discontinuation of the use of such arbitration or class action waiver provisions could subject us to additional lawsuits, including additional retail class action litigation, and significantly limit our ability to avoid exposure from retail class action litigation.

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
Moreover, it is difficult to predict how the legal and regulatory framework around NFTs will develop and how such developments will impact our business and our NFT marketplace since the market for NFTs is relatively nascent. Regulators may apply existing or new regulations to NFT transactions. Further, NFT transactions also raise issues regarding compliance with laws of foreign jurisdictions, many of which present complex compliance issues and may conflict with one another.
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
We have a substantial amount of indebtedness and other obligations. As of June 30, 2022, we had approximately $3.44 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $2.0 billion of our Senior Notes and $1.44 billion of our 2026 Convertible Notes.
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
We provide consumer and commercial loans to qualified customers secured by their crypto or fiat asset holdings on our platform, which exposes us to the risk of our borrowers’ inability to repay such loans. In addition, such activity results in us being subject to certain lending laws and regulations in the applicable jurisdiction and as a result we may be subject to additional regulatory scrutiny. In the future we may enter into credit arrangements with financial institutions to obtain more capital. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified customers to the extent we rely on such credit lines to continue to offer or to grow such products. Further, our credit approval process, pricing, loss forecasting, and scoring models may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information.
Borrower loan loss rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. In particular, loss rates on loans may increase due to factors such as prevailing market conditions in the cryptoeconomy, the price of Bitcoin and other crypto assets, the amount of liquidity in the markets, and other factors. Borrowers may seek protection under federal bankruptcy law or similar laws. If a borrower of a loan files for bankruptcy (or becomes the subject of an involuntary petition), a stay may go into effect that will automatically put any pending collection actions on the loan on hold and prevent further collection action absent bankruptcy court approval. The efficacy of our security interest in customer collateral is not guaranteed under applicable state law or the Uniform Commercial Code and therefore we may be exposed to loss in the event of a customer default, even if we appear to be secured against such default. While we have not incurred any material losses to date, if any of the foregoing events were to occur, our reputation and relationships with borrowers, and our financial results, could be harmed. We intend to continue to explore other products, models, and structures for offering consumer and commercial financing, and other forms of credit and loan products. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed.
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
As part of our business strategy, we have made and intend to continue making acquisitions to add specialized employees, complementary companies, products, services, licenses, or technologies. We routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, and other transactions. As we identify new opportunities, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. We also invest in companies and technologies, many of which are private companies and technologies that are highly speculative in nature. In the future, we may not be able to find other suitable acquisition and investment candidates, and we may not be able to complete acquisitions or make investments on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions. We may in the future be required to write off acquisitions or investments. Moreover, our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by customers, developers, advertisers, or investors. For example, in February 2019, we announced the acquisition of Neutrino S.r.l., a blockchain intelligence platform, whose founders were directly affiliated with the software firm the Hacking Team, which purportedly sold software with surveillance capabilities to governments with authoritarian regimes, resulting in reputational harm to our business, a loss of customers, and increased cost. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our net revenue and operating results could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

Moreover, while fiat currencies can be used to facilitate illegal activities, crypto assets are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of crypto assets have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain crypto asset transactions, and encryption technology that anonymizes these transactions, that make crypto assets susceptible to use in illegal activity. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice, SEC, U.S. Commodity Futures Trading Commission (the “CFTC”), FTC, or the Internal Revenue Service (“IRS”), and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving crypto assets. We also support crypto assets that incorporate privacy-enhancing features, and may from time to time support additional crypto assets with similar functionalities. These privacy-enhancing crypto assets obscure the identities of sender and receiver, and may prevent law enforcement officials from tracing the source of funds on the blockchain. Facilitating transactions in these crypto assets may cause us to be at increased risk of liability arising out of anti-money laundering and economic sanctions laws and regulations.
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
The level of prevailing short-term interest rates affects our profitability because we derive a portion of our revenue from interest earned from funds deposited with us by our customers which we hold on their behalf in custodial accounts at banks. Higher interest rates increase the amount of interest income earned from these customer deposits. When short-term interest rates decline, our revenue derived from interest correspondingly declines, which negatively impacts our profitability. Conversely, as seen in the first half of 2022, when interest rates increase, investors may choose to shift their asset allocations, which could negatively impact our stock price or the cryptoeconomy more generally.
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
Since the inception of the cryptoeconomy, numerous crypto asset platforms have been sued, investigated, or shut down due to fraud, manipulative practices, business failure, and security breaches. In many of these instances, customers of these platforms were not compensated or made whole for their losses. Larger platforms like us are more appealing targets for hackers and malware, and may also be more likely to be targets of regulatory enforcement actions. For example, in February 2014, Mt. Gox, the then largest crypto asset platform worldwide, filed for bankruptcy protection in Japan after an estimated 700,000 Bitcoins were stolen from its wallets. In May 2019, Binance, one of the world’s largest platforms, was hacked, resulting in losses of approximately $40 million, and in February 2021, Bitfinex settled a long-running legal dispute with the State of New York related to Bitfinex’s alleged misuse of over $800 million of customer assets. Further, in the first half of 2022, each of Celsius Networks, Voyager, and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the cryptoeconomy and negative publicity surrounding crypto more broadly.
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
In order to own, transfer and use a crypto asset on its underlying blockchain network, a person must have a private and public key pair associated with a network address, commonly referred to as a “wallet.” Each wallet is associated with a unique “public key” and “private key” pair, each of which is a string of alphanumerical characters. To deposit crypto assets held by a customer onto our platform or custody platform, a customer must “sign” a transaction that consists of the private key of the wallet from where the customer is transferring crypto assets, the public key of a wallet that we control which we provide to the customer, and broadcast the deposit transaction onto the underlying blockchain network. Similarly, to withdraw crypto assets from our platform or custody platform, the customer must provide us with the public key of the wallet that the crypto assets are to be transferred to, and we would be required to “sign” a transaction authorizing the transfer. In addition, some crypto networks require additional information to be provided in connection with any transfer of crypto assets to or from our platforms. A number of errors can occur in the process of depositing or withdrawing crypto assets into or from our platform, such as typos, mistakes, or the failure to include the information required by the blockchain network. For instance, a user may incorrectly enter our wallet’s public key or the desired recipient’s public key when depositing and withdrawing from our platforms, respectively. Alternatively, a user may transfer crypto assets to a wallet address that he does not own, control or hold the private keys to. In addition, each wallet address is only compatible with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can only be used to send and receive Bitcoins. If any Ethereum or other crypto assets is sent to a Bitcoin wallet address, or if any of the foregoing errors occur, all of the customer’s sent crypto assets will be permanently and irretrievably lost with no means of recovery. We have encountered and expect to continue to encounter similar incidents with our customers. Such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business.
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
We do not believe that we are required to support any fork or airdrop or provide the benefit of any forked or airdropped crypto asset to our customers. However, we have in the past and may in the future continue to be subject to claims by customers arguing that they are entitled to receive certain forked or airdropped crypto assets by virtue of crypto assets that they hold with us. If any customers succeed on a claim that they are entitled to receive the benefits of a forked or airdropped crypto asset that we do not or are unable to support, we may be required to pay significant damages, fines or other fees to compensate customers for their losses.
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
Similarly, it is likely that new rules for reporting crypto assets under the global “common reporting standard” as well as the “crypto-asset reporting framework” will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. Such rules are under discussion today by the member and observer states of the “Organization for Economic Cooperation and Development” and by the European Commission on behalf of the member states of the European Union. These new rules may give rise to potential liabilities or disclosure requirements for prior customer arrangements and new rules that affect how we onboard our customers and report their transactions to taxing authorities.
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
Certain transactions in crypto assets may constitute “retail commodity transactions” subject to regulation by the CFTC as futures contracts. If crypto asset transactions we facilitate are deemed to be such retail commodity transactions, we would be subject to additional regulatory requirements, licenses and approvals, and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.
Any transaction in a commodity, including a crypto asset, entered into with or offered to retail investors using leverage, margin, or other financing arrangements (a “retail commodity transaction”) is subject to CFTC regulation as a futures contract unless such transaction results in actual delivery within 28 days. The meaning of “actual delivery” has been the subject of commentary and litigation, and in 2020, the CFTC adopted interpretive guidance addressing the “actual delivery” of a crypto asset. To the extent that crypto asset transactions that we facilitate or facilitated are deemed retail commodity transactions, including pursuant to current or subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight, and we could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations. The CFTC has previously brought enforcement actions against entities engaged in retail commodity transactions without appropriate registrations.

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

Moreover, in April 2022, we launched a beta of Coinbase NFT. Providing a peer-to-peer marketplace, at scale, that simplifies the purchasing, showcasing and discovery of NFTs involves a complex interplay of intellectual property rights; rights in underlying decentralized and proprietary technology; and contractual relationships among platforms, rights owners, and end users, all on a global basis. The rights associated with or underlying various NFTs are often poorly understood or defined, which increases the likelihood that a rights owner will bring claims against us or involve us in a dispute amongst NFT buyers and sellers. As Coinbase NFT matures, the volume of disputes will likely increase, and we may be required to devote significant resources to anticipating, responding to or even resolving claims among users. Intellectual property owners may also lobby and litigate to obtain favorable legislation or judicial decisions that would require us to play a more proactive role – and assume more liability -- for claims that we may have under existing law. All of this could lead to increasing levels of claims involving intellectual property rights.
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
We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Mr. Armstrong, our co-founder and Chief Executive Officer, members of our executive team, and other key employees across product, engineering, risk management, finance, compliance and legal, and marketing. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. Due to the nascent nature of the cryptoeconomy, the pool of qualified talent is extremely limited, particularly with respect to executive talent, engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of even a few key employees or senior leaders, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could adversely impact our operating results and impair our ability to grow.
Our culture emphasizes innovation, and if we cannot maintain this culture, our business and operating results could be adversely impacted.
We believe that our entrepreneurial and innovative corporate culture has been a key contributor to our success. We encourage and empower our employees to develop and launch new and innovative products and services, which we believe is essential to attracting high quality talent, partners, and developers, as well as serving the best, long-term interests of our company. If we cannot maintain this culture, we could lose the innovation, creativity and teamwork that has been integral to our business. Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, including furloughs, layoffs, or reductions in force. In such cases, we may find it difficult to prevent a negative effect on employee morale or attrition beyond our planned reduction, in which case our products and services may suffer and our business, operating results, and financial condition could be adversely impacted.

In the event of employee or service provider misconduct or error, our business may be adversely impacted.
Employee or service provider misconduct or error could subject us to legal liability, financial losses, and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Such misconduct could include engaging in improper or unauthorized transactions or activities, misappropriation of customer funds, insider trading and misappropriation of information, failing to supervise other employees or service providers, improperly using confidential information, as well as improper trading activity such as spoofing, layering, wash trading, manipulation and front-running. Employee or service provider errors, including mistakes in executing, recording, or processing transactions for customers, could expose us to the risk of material losses even if the errors are detected. Although we have implemented processes and procedures and provide trainings to our employees and service providers to reduce the likelihood of misconduct and error, these efforts may not be successful. Moreover, the risk of employee or service provider error or misconduct may be even greater for novel products and services and is compounded by the fact that many of our employees and service providers are accustomed to working at tech companies which generally do not maintain the same compliance customs and rules as financial services firms. This can lead to high risk of confusion among employees and service providers with respect to compliance obligations, particularly including confidentiality, data access, trading, and conflicts. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found to have not met our regulatory oversight and compliance and other obligations, we could be subject to regulatory sanctions, financial penalties, restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity and seriously damage our reputation. Our employees, contractors, and agents could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect our brand and reputation.
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

We also are subject to non-income taxes, such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes in the United States and various foreign jurisdictions. Specifically, we may be subject to new allocations of tax as a result of increasing efforts by certain jurisdictions to tax activities that may not have been subject to tax under existing tax principles. Companies such as ours may be adversely impacted by such taxes. Tax authorities may disagree with certain positions we have taken. As a result, we may have exposure to additional tax liabilities that could have an adverse effect on our operating results and financial condition.
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
As of December 31, 2021, we had $826 million of U.S. federal net operating loss carryforwards, or NOLs, with an indefinite carryforward and $1.1 billion of U.S. state NOLs, primarily with a twenty-year carryforward. As part of completed acquisitions, we have acquired additional U.S. federal NOLs of $47.6 million and U.S. state NOLs of $13.0 million as of December 31, 2021. Outside the United States, we have incurred additional non-U.S. NOLs in Ireland, Japan, and the United Kingdom.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Any future NOLs we generate may also be impaired under state laws. In addition, under the 2017 Tax Cuts and Jobs Act, or Tax Act, certain tax losses may be utilized to offset no more than 80% of taxable income annually. Therefore, we may be required to pay U.S. federal income taxes in future years despite any U.S. federal NOL carryforwards we have accumulated. There also is a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs at the state level, or other unforeseen reasons, our future NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of any future NOLs we generate, whether or not we continue to generate taxable profits.

Fluctuations in currency exchange rates could harm our operating results and financial condition.
Revenue generated and expenses incurred from our international operations are often denominated in the currencies of the local countries. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results reflected in our U.S. dollar-denominated financial statements. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies. As a result, it could be more difficult to detect underlying trends in our business and operating results. To the extent that fluctuations in currency exchange rates cause our operating results to differ from expectations of investors, the market price of our Class A common stock could be adversely impacted. From time to time, we may engage in currency hedging activities to limit the risk of foreign currency exchange fluctuations. To the extent we use hedging instruments to hedge exposure to fluctuations in foreign currency exchange rates, the use of such hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
As a public company we incur significant legal, accounting, and other expenses. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) and other applicable securities rules and regulations. Stockholder activism, the current political and social environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control, over financial reporting to meet this standard, significant resources and management oversight may be required. If we encounter material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our condensed consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

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
We have funded our operations since inception primarily through debt, equity financings and revenue generated by our products and services. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business to respond to business challenges, including developing new products and services, enhancing our operating infrastructure, expanding our international operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. In the event of a downgrade of our credit rating, our ability to raise additional financing may be adversely affected and any future debt offerings or credit arrangements we propose to enter into may be on less favorable terms or terms that may not be acceptable to us. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than our current debt. If we incur additional debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, we have authorized the issuance of “blank check” preferred stock and common stock that our board of directors could use to, among other things, issue shares of our capital stock in the form of blockchain tokens, implement a stockholder rights plan, or issue other shares of preferred stock or common stock. We may issue shares of capital stock, including in the form of blockchain tokens, to our customers in connection with customer reward or loyalty programs. If we issue additional equity securities, including in the form of blockchain tokens, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued common stock. The trading prices for our common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or crypto asset markets could adversely affect our business and the value of our Class A common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.

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
As of June 30, 2022, we had 34,406,828 options outstanding that, if fully exercised, would result in the issuance of 5,322,060 shares of Class B common stock and the issuance of 29,084,768 shares of Class A common stock and 8,329,792 shares of Class A common stock outstanding subject to restricted stock units, or RSUs. All of the shares of Class A common stock and Class B common stock issuable upon the exercise of stock options or vesting and settlement of RSUs, and reserved for future issuance under our equity incentive plans, have been registered for public resale under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144 under the Securities Act.
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
None.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock and Class B common stock made by us in the three months ended June 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 1 – April 30, 2022	2,509	$18.13
May 1 - May 31, 2022	—	—
June 1 – June 30, 2022	12,082	21.95
	14,591	$21.29
___________________
(1)Represents shares of unvested Class A common stock and Class B common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We repurchased the shares from the former employees’ at the respective original exercise prices.
Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Bylaws	8-K	001-40289	3.1	4/20/2022
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted as in iXBRL and contained in Exhibit 101					X
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

COINBASE GLOBAL, INC.

Date: August 9, 2022	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)