Form 10-Q
period 2022-09-30
Coinbase Global, Inc.
filed 2022-11-03
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 27, 2022, the number of shares of the registrant's Class A common stock outstanding was 178,849,467 and the number of shares of the registrant's Class B common stock outstanding was 48,116,152.

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
Risk Factors Summary
Consistent with the foregoing, our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following, which we consider our most material risks:
•our operating results have and will significantly fluctuate, including due to the highly volatile nature of crypto;
•our total revenue is substantially dependent on the prices of crypto assets and volume of transactions conducted on our platform. If such price or volume declines, our business, operating results, and financial condition would be adversely affected;
•our net revenue may be concentrated in a limited number of areas. Within transaction revenue and subscription and services revenue, a meaningful concentration is from transactions in Bitcoin and Ethereum and interest income in connection with USDC, respectively. If revenue from these areas declines and is not replaced by new demand for crypto assets or other products and services, our business, operating results, and financial condition could be adversely affected;
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
•we are, and may continue to be, subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, and operating results;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value data)
(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,006,584	$7,123,478
Restricted cash	23,113	30,951
Customer custodial cash	6,591,105	10,526,233
Customer crypto assets(1)	95,113,124	—
USDC	368,121	100,096
Accounts and loans receivable, net of allowance	240,354	396,025
Income tax receivable	60,522	61,231
Prepaid expenses and other current assets	277,044	135,849
Total current assets	107,679,967	18,373,863
Non-current assets:
Crypto assets held	623,073	988,193
Lease right-of-use assets	76,465	98,385
Property and equipment, net	170,922	59,230
Goodwill	1,073,906	625,758
Intangible assets, net	161,669	176,689
Other non-current assets	1,382,361	952,307
Total assets	$111,168,363	$21,274,425
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Customer custodial cash liabilities	$6,357,657	$10,480,612
Customer crypto liabilities(2)	95,113,124	—
Accounts payable	61,514	39,833
Accrued expenses and other current liabilities	298,101	439,559
Crypto asset borrowings	209,678	426,665
Lease liabilities, current	33,025	32,366
Total current liabilities	102,073,099	11,419,035
Lease liabilities, non-current	50,167	74,078
Long-term debt	3,391,237	3,384,795
Other non-current liabilities	27,545	14,828
Total liabilities	105,542,048	14,892,736
Commitments and contingencies (Note 18)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; 178,489 and 168,807 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Class B common stock, $0.00001 par value; 500,000 shares authorized at September 30, 2022 and December 31, 2021; 48,116 and 48,310 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	3,380,330	2,034,658
Accumulated other comprehensive loss	(36,493)	(3,395)
Retained earnings	2,282,476	4,350,424
Total stockholders’ equity	5,626,315	6,381,689
Total liabilities, convertible preferred stock and stockholders’ equity	$111,168,363	$21,274,425
__________________
(1)Safeguarding assets
(2)Safeguarding liabilities

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Net revenue	$576,375	$1,234,736	$2,543,869	$4,864,727
Other revenue	13,964	77,172	21,231	476,254
Total revenue	590,339	1,311,908	2,565,100	5,340,981
Operating expenses:
Transaction expense	101,876	197,251	546,889	766,743
Technology and development	556,338	356,264	1,736,251	831,950
Sales and marketing	75,888	105,395	416,986	419,117
General and administrative	339,157	242,642	1,222,904	612,068
Restructuring	(1,232)	—	41,221	—
Other operating expense, net	74,796	118,548	756,185	556,857
Total operating expenses	1,146,823	1,020,100	4,720,436	3,186,735
Operating (loss) income	(556,484)	291,808	(2,155,336)	2,154,246
Interest expense	21,507	6,972	67,301	7,720
Other expense, net	65,699	13,976	271,067	10,119
(Loss) income before income taxes	(643,690)	270,860	(2,493,704)	2,136,407
Benefit from income taxes	(99,055)	(135,240)	(425,756)	(647,505)
Net (loss) income	$(544,635)	$406,100	$(2,067,948)	$2,783,912
Net (loss) income attributable to common stockholders:
Basic	$(544,635)	$402,343	$(2,067,948)	$2,241,790
Diluted	$(544,635)	$405,340	$(2,073,343)	$2,338,407
Net (loss) income per share attributable to common stockholders:
Basic	$(2.43)	$1.92	$(9.37)	$13.58
Diluted	$(2.43)	$1.62	$(9.39)	$11.19
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders:
Basic	223,916	209,604	220,816	165,045
Diluted	223,916	250,536	220,856	209,052
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(544,635)	$406,100	$(2,067,948)	$2,783,912
Other comprehensive loss:
Translation adjustment, net of tax	(18,310)	(3,206)	(33,098)	(6,688)
Comprehensive (loss) income	$(562,945)	$402,894	$(2,101,046)	$2,777,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands)
(unaudited)

	Three Months Ended September 30, 2022
	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at July 1, 2022	—	$—	224,398	$2	$3,004,459	$(18,183)	$2,827,111	$5,813,389
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	812	—	10,318	—	—	10,318
Stock-based compensation expense	—	—	—	—	417,721	—	—	417,721
Issuance of common stock upon settlement of Restricted Stock Units ("RSUs") and restricted common stock, net of shares withheld	—	—	1,395	—	(55,613)	—	—	(55,613)
Other	—	—	—	—	3,445	—	—	3,445
Comprehensive loss	—	—	—	—	—	(18,310)	—	(18,310)
Net loss	—	—	—	—	—	—	(544,635)	(544,635)
Balance at September 30, 2022	—	$—	226,605	$2	$3,380,330	$(36,493)	$2,282,476	$5,626,315

	Three Months Ended September 30, 2021
	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at July 1, 2021	—	$—	209,876	$2	$1,516,533	$2,774	$3,104,116	$4,623,425
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	2,964	—	43,221	—	—	43,221
Stock-based compensation expense	—	—	—	—	264,941	—	—	264,941
Issuance of equity instruments as consideration for business combinations	—	—	211	—	77,482	—	—	77,482
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	—	—	611	—	(51,466)	—	—	(51,466)
Comprehensive loss	—	—	—	—	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	—	406,100	406,100
Balance at September 30, 2021	—	$—	213,662	$2	$1,850,711	$(432)	$3,510,216	$5,360,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands)
(unaudited)

	Nine Months Ended September 30, 2022
	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2022	—	$—	217,117	$2	$2,034,658	$(3,395)	$4,350,424	$6,381,689
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	3,052	—	45,260	—	—	45,260
Stock-based compensation expense	—	—	—	—	1,232,815	—	—	1,232,815
Issuance of equity instruments as consideration for business combinations	—	—	1,663	—	314,356	—	—	314,356
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	—	—	4,618	—	(268,746)	—	—	(268,746)
Issuance of common stock under the Employee Stock Purchase Plan (the “ESPP”)	—	—	155	—	14,863	—	—	14,863
Other	—	—	—	—	7,124	—	—	7,124
Comprehensive loss	—	—	—	—	—	(33,098)	—	(33,098)
Net loss	—	—	—	—	—	—	(2,067,948)	(2,067,948)
Balance at September 30, 2022	—	$—	226,605	$2	$3,380,330	$(36,493)	$2,282,476	$5,626,315

	Nine Months Ended September 30, 2021
	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2021	112,878	$562,467	73,108	$—	$231,024	$6,256	$726,304	$963,584
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	22,257	—	181,025	—	—	181,025
Stock-based compensation expense	—	—	—	—	559,652	—	—	559,652
Issuance of equity instruments as consideration for business combinations	—	—	3,891	—	509,379	—	—	509,379
Conversion of preferred stock	(112,878)	(562,467)	112,878	2	562,465	—	—	562,467
Issuance of shares from exercise of warrants	—	—	412	—	433	—	—	433
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	—	—	1,116	—	(103,136)	—	—	(103,136)
Purchase of capped calls	—	—	—	—	(90,131)	—	—	(90,131)
Comprehensive loss	—	—	—	—	—	(6,688)	—	(6,688)
Net income	—	—	—	—	—	—	2,783,912	2,783,912
Balance at September 30, 2021	—	$—	213,662	$2	$1,850,711	$(432)	$3,510,216	$5,360,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(2,067,948)	$2,783,912
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	113,721	40,633
Crypto asset impairment expense	689,077	234,023
Investment impairment expense	70,866	—
Other impairment expense	9,071	—
Stock-based compensation expense	1,135,078	558,157
Provision for transaction losses and doubtful accounts	(7,599)	14,816
Loss on disposal of property and equipment	—	361
Deferred income taxes	(444,225)	(572,044)
Unrealized loss on foreign exchange	192,253	16,084
Fair value gain on foreign exchange derivatives	(22,935)	—
Non-cash lease expense	23,374	27,151
Change in fair value of contingent consideration	(7,175)	(924)
Realized gain on crypto assets	(34,274)	(125,822)
Crypto assets received as revenue	(376,990)	(661,254)
Crypto asset payments for expenses	332,897	465,157
Fair value loss (gain) on derivatives	3,351	(23,823)
Amortization of debt discount and issuance costs	7,042	2,420
Loss (gain) on investments	1,118	(14,209)
Changes in operating assets and liabilities:
USDC	(298,236)	(56,710)
Accounts and loans receivable	32,211	37,244
Income taxes, net	4,785	(95,756)
Other current and non-current assets	(104,801)	(26,331)
Customer custodial cash liabilities	(3,977,293)	4,938,326
Accounts payable	24,667	17,393
Lease liabilities	(7,758)	(18,899)
Other current and non-current liabilities	(107,553)	196,806
Net cash (used in) provided by operating activities	(4,817,276)	7,736,711
Cash flows from investing activities
Purchase of property and equipment	(3,747)	(1,628)
Proceeds from sale of property and equipment	—	31
Capitalized internal-use software development costs	(47,831)	(15,507)
Business combinations, net of cash acquired	(186,150)	(39,405)
Purchase of investments	(57,716)	(251,118)
Purchase of assembled workforce	—	(24,000)
Proceeds from settlement of investments	1,497	—
Purchase of crypto assets held	(1,339,689)	(1,479,091)
Disposal of crypto assets held	894,147	1,268,801
Loans originated	(189,137)	(169,325)
Proceeds from repayment of loans	290,928	66,827
Net cash used in investing activities	(637,698)	(644,415)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	40,978	174,949
Taxes paid related to net share settlement of equity awards	(268,746)	(103,136)
Proceeds received under the ESPP	16,064	11,532
Other financing activities	3,679	—
Issuance of shares from exercise of warrants	—	433
Issuance of convertible senior notes, net	—	1,403,753
Issuance of senior notes, net	—	1,976,011
Purchase of capped calls	—	(90,131)
Proceeds from short-term borrowings	149,400	20,000
Repayment of short-term borrowings	(170,000)	—
Net cash (used in) provided by financing activities	(228,625)	3,393,411
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,683,599)	10,485,707
Effect of exchange rates on cash, cash equivalents, and restricted cash	(376,261)	(1,111)
Cash, cash equivalents, and restricted cash, beginning of period	17,680,662	4,856,029
Cash, cash equivalents, and restricted cash, end of period	$11,620,802	$15,340,625

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$5,006,584	$6,352,775
Restricted cash	23,113	30,884
Customer custodial cash	6,591,105	8,956,966
Total cash, cash equivalents, and restricted cash	$11,620,802	$15,340,625

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$43,630	$—
Cash paid during the period for income taxes	17,762	53,426
Operating cash outflows for amounts included in the measurement of operating lease liabilities	10,845	16,781

Supplemental schedule of non-cash investing and financing activities
Unsettled purchases of property and equipment	$177	$974
Right-of-use assets obtained in exchange for operating lease obligations	3,059	26,672
Non-cash consideration paid for business combinations	324,925	535,989
Purchase of crypto assets and investments with non-cash consideration	17,898	4,940
Redemption of investments with non-cash consideration	5,000	—
Crypto assets borrowed	728,490	292,635
Crypto assets borrowed repaid with crypto assets	1,182,479	59,348
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
On April 14, 2021, the Company completed the direct listing of its Class A common stock on the Nasdaq Global Select Market (the “Direct Listing”).
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other period.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “Annual Report”).
These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s subsidiaries are entities in which the Company holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. Certain subsidiaries of the Company have a basis of presentation different from GAAP. For the purposes of these unaudited condensed consolidated financial statements, the basis of presentation of such subsidiaries is converted to GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
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
Customer custodial cash and customer custodial cash liabilities
Customer custodial cash represents restricted cash and cash equivalents maintained in segregated Company bank accounts that are held for the exclusive benefit of customers. Customer custodial cash liabilities represent cash deposits held by customers in their fiat wallets and unsettled deposits and withdrawals. The Company restricts the use of the assets underlying the customer custodial cash to meet regulatory requirements and classifies the assets as current based on their purpose and availability to fulfill the Company’s direct obligation under customer custodial cash liabilities.
Certain jurisdictions where the Company operates require the Company to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer custodial cash liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial cash, and in-transit customer receivables. As of September 30, 2022 and December 31, 2021, the Company’s eligible liquid assets were greater than the aggregate amount of customer custodial cash liabilities.
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
The Company held $368.1 million and $100.1 million of USD Coin (“USDC”) as of September 30, 2022 and December 31, 2021, respectively. The issuer of USDC reported that, as of September 30, 2022, underlying reserves were held in cash and short-duration U.S. Treasuries within segregated accounts for the benefit of USDC holders.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2022 and December 31, 2021, the Company had one customer and no customers, respectively, who accounted for more than 10% of the Company’s accounts and loans receivable, net. As of September 30, 2022 and December 31, 2021, the Company had no payment processors or bank partners representing more than 10% of accounts and loans receivable, net.
During the three and nine months ended September 30, 2022 and September 30, 2021, no customer accounted for more than 10% of total revenue.
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
The Company also enters into foreign exchange forward contracts that act as economic hedges against the impact of changes in Euro on the Company’s intercompany transactions. The Company records changes in fair value of the forward contracts as part of other expense, net in the consolidated statements of operations.
Derivatives designated as hedges
The Company applies hedge accounting to certain derivatives executed for risk management purposes. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. The Company uses fair value hedges primarily to hedge the fair value exposure of crypto asset prices. For qualifying fair value hedges, the changes in the fair value of the derivative and the fair value of the hedged item are recognized in current-period earnings in other operating expense, net in the condensed consolidated statements of operations. Derivative amounts affecting earnings are recognized in the same line item as the earnings effect of the hedged item.
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
Accounting pronouncements pending adoption
On June 30, 2022, FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security's unit of account. The standard requires specific disclosures related to equity securities that are subject to contractual sale restrictions, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on the Company’s consolidated financial statements.
3.    RESTRUCTURING
In June 2022, the Company announced and completed a restructuring impacting approximately 18% of the Company’s headcount. This strategic reduction of the existing global workforce was intended to manage the Company’s operating expenses in response to market conditions and ongoing business prioritization efforts. As a result, approximately 1,100 employees in various departments and locations were terminated. As part of their termination, they were given separation pay and other personnel benefits.
The following expenses were recognized within restructuring expenses in the condensed consolidated statements of operations during the three and nine months ended September 30, 2022 (in thousands). The Company does not expect to incur any additional charges in connection with this restructuring.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Cumulative Costs Incurred to Date
Separation pay	$—	$39,259	$39,259
Other personnel costs(1)	(1,232)	1,962	1,962
Total	$(1,232)	$41,221	$41,221
__________________
(1)The negative adjustment of $1.2 million during the three months ended September 30, 2022 is due to the release of accruals for certain other personnel costs recorded as of June 30, 2022 which were not utilized.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the balance of the restructuring reserve and the changes in the reserve as of and for the nine months ended September 30, 2022 (in thousands):

	Expenses Incurred	Payments	Adjustment to Other Personnel Costs	Accrued Balance as of September 30, 2022
Separation pay	$39,259	$(37,940)	$—	$1,319
Other personnel costs	3,194	(1,480)	(1,232)	482
Total	$42,453	$(39,420)	$(1,232)	$1,801

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
In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination under the acquisition method. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, synergies, and the use of purchased technology to develop future products and technologies. The final allocation of purchase consideration to assets and liabilities remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date). Any changes in the fair value of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. During the nine months ended September 30, 2022, a measurement period adjustment associated with deferred tax assets was recorded, resulting in an increase in other non-current assets of $4.1 million and a corresponding reduction in goodwill.
The total consideration transferred in the acquisition was $258.0 million, consisting of the following (in thousands):

Cash	$151,424
Cash payable	126
Class A common stock of the Company	103,977
RSUs for shares of the Company’s Class A common stock	2,457
Total purchase consideration	$257,984
Included in the purchase consideration are $21.7 million in cash and 85,324 shares of the Company’s Class A common stock that are subject to an indemnity holdback. The cash and shares subject to the indemnity holdback will be released 18 months after the closing date of the transaction.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements from the date of acquisition. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash and cash equivalents	$10,560
Restricted cash	573
Accounts and loans receivable, net of allowance	4,981
Prepaid expenses and other current assets	4,182
Lease right-of-use assets	1,059
Property and equipment, net	1,248
Goodwill	222,732
Intangible assets, net	28,500
Other non-current assets	3,476
Total assets	277,311

Accounts payable	719
Accrued expenses and other current liabilities	11,325
Lease liabilities	1,059
Other non-current liabilities	6,224
Total liabilities	19,327
Net assets acquired	$257,984
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
In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination under the acquisition method. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, market presence, synergies, and the use of purchased technology to develop future products and technologies. The final allocation of purchase consideration to assets and liabilities remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date). Any changes in the fair value of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. During the nine months ended September 30, 2022, a measurement period adjustment associated with deferred tax assets was recorded, resulting in an increase in other non-current assets of $0.3 million and a corresponding reduction in goodwill.
The total consideration transferred in the acquisition was $275.1 million, consisting of the following (in thousands):

Cash	$56,726
Cash payable	10,442
Class A common stock of the Company - issued	174,229
Class A common stock of the Company - to be issued	33,693
Total purchase consideration	$275,090
The aggregate purchase consideration includes 170,397 shares of the Company’s Class A common stock to be issued after the acquisition date. The fair value of these shares on the acquisition date is included in additional paid-in capital. Additionally, included in the purchase consideration are $4.7 million in cash and 83,035 shares of the Company’s Class A common stock that are subject to an indemnity holdback. The cash and shares subject to the indemnity holdback will be released 15 months after the closing date of the transaction.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements from the date of acquisition. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash and cash equivalents	$10,867
Accounts and loans receivable, net of allowance	411
Prepaid expenses and other current assets	20
Intangible assets, net	41,000
Goodwill	231,685
Other non-current assets	8,295
Total assets	292,278

Accounts payable	472
Accrued expenses and other current liabilities	5,796
Other non-current liabilities	10,920
Total liabilities	17,188
Net assets acquired	$275,090
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
Prior to the acquisition, the Company held a minority ownership stake in Bison Trails, which was accounted for as a cost method investment. In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the cost method investment was remeasured to fair value as of the acquisition date. The Company considered multiple factors in determining the fair value of the previously held cost method investment, including the price negotiated with the selling shareholders and current trading multiples for comparable companies. Based on this analysis, the Company recognized an $8.8 million gain on remeasurement, which was recorded in other expense, net in the condensed consolidated statement of operations on the acquisition date.
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
The total consideration transferred in the acquisition was $457.3 million, consisting of the following (in thousands):

Class A common stock of the Company	$389,314
Previously held interest on acquisition date	10,863
Cash	28,726
Replacement of Bison Trails options	28,365
Total purchase consideration	$457,268
Included in the purchase consideration are 496,434 shares of the Company’s Class A common stock that are subject to an indemnity holdback. The shares subject to the indemnity holdback will be released 18 months after the closing date of the transaction.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements from the date of acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed using a cost-based approach (in thousands):

Cash and cash equivalents	$12,201
Crypto assets held	5,177
Accounts and loans receivable, net of allowance	2,323
Prepaid expenses and other current assets	122
Intangible assets, net	39,100
Goodwill	404,167
Other non-current assets	1,221
Lease right-of-use assets	808
Total assets	465,119

Accounts payable	526
Accrued expenses and other current liabilities	1,920
Lease liabilities	808
Other non-current liabilities	4,597
Total liabilities	7,851
Net assets acquired	$457,268
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
The total purchase consideration in each acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates, with the excess recorded as goodwill. During the nine months ended September 30, 2022, measurement period adjustments associated with deferred tax assets were recorded, resulting in an increase in other non-current assets of $1.9 million and a corresponding reduction in goodwill.
The aggregate total preliminary consideration transferred in these acquisitions was $135.7 million, consisting of the following (in thousands):

Class A common stock of the Company - issued	$51,760
Class A common stock of the Company - to be issued	39,940
Cash	27,795
Cash payable	412
Contingent consideration arrangement	15,752
Aggregate total purchase consideration	$135,659
The aggregate purchase consideration included 160,840 shares of the Company’s Class A common stock which was issued six months after the respective acquisition dates. The fair value of these shares on the respective acquisition dates was included in additional paid-in capital. Additionally, 39,663 shares of the Company’s Class A common stock included in the aggregate purchase consideration that are to be issued, are subject to an indemnity holdback. The shares subject to the indemnity holdback will be released between 15 and 18 months after the closing date of each transaction.
Also included in the aggregate purchase consideration was the original estimated fair value of the contingent consideration arrangement agreed to in one of the acquisitions. The contingent consideration consists of two separate tranches. The first tranche will be settled one year after the closing date of the transaction and may result in delivery of up to 75,534 shares of the Company’s Class A common stock if specified revenue targets are met during the first year after the closing date. The second tranche will be settled two years after the closing date of the transaction and may result in delivery of up to another 75,534 shares of the Company’s Class A common stock, if specified revenue targets are met during the second year after the closing date. For each tranche, the revenue targets are adjusted for changes in the combined Bitcoin and Ethereum market capitalization since the closing date. The total number of the Company’s Class A common stock issued to settle the contingent consideration arrangement will be adjusted downward in proportion to recognized revenues that do not meet the specified revenue targets.
In September 2022, upon resolution of the contingency and determination of the number of shares of the Company’s Class A common stock to be issued under the first tranche of the contingent consideration arrangement, the Company reclassified the value of the first tranche from other non-current liabilities into additional paid-in capital in the condensed consolidated balance sheets. The second tranche of the contingent consideration arrangement is included in other non-current liabilities and is subject to subsequent measurement at fair value with changes in fair value recognized through other expense, net.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements from the respective dates of acquisition. The following table summarizes the aggregate estimated fair values of assets acquired and liabilities assumed using a cost-based approach (in thousands):

Cash and cash equivalents	$4,915
Accounts and loans receivable, net of allowance	57
Prepaid expenses and other current assets	209
Intangible assets, net	46,100
Goodwill	86,041
Total assets	137,322

Accounts payable	65
Accrued expenses and other current liabilities	649
Other non-current liabilities	949
Total liabilities	1,663
Net assets acquired	$135,659
The excess of aggregate purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill of $86.0 million, of which $77.1 million is expected to be deductible for U.S. tax purposes. The goodwill balance is primarily attributed to the assembled workforce, market presence, synergies, and the use of purchased technology to develop future products and technologies.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the dates of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in Years)
Developed technology	$33,700	2.7
User base	1,000	2.5
In process research and development	1,600	N/A
Customer relationships	9,800	5
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
Total acquisition costs of $3.5 million were incurred related to these other acquisitions, which were recognized as expenses and included in general and administrative expenses in the condensed consolidated statements of operations. The Company also entered into employment agreements with key employees of the acquirees, which included stock-based compensation arrangements. In conjunction with these agreements, the Company recognized $3.2 million of compensation expenses on the acquisition dates included in technology and development expenses. Stock-based compensation arrangements offered to these key employees with vesting conditions will be recognized as compensation expense in future periods. See Note 15. Stock-Based Compensation, for additional details regarding stock-based compensation issued to employees.
The impact of these acquisitions were not considered significant to the Company’s condensed consolidated financial statements and pro forma financial information has not been provided.

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
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue
Transaction revenue
Retail, net	$346,091	$1,021,967	$1,928,145	$4,305,088
Institutional, net	19,777	67,689	105,973	255,529
Total transaction revenue	365,868	1,089,656	2,034,118	4,560,617
Subscription and services revenue
Blockchain rewards	62,759	77,039	213,064	120,712
Custodial fee revenue	14,532	31,468	68,404	86,616
Interest income	101,778	8,389	144,746	18,190
Other subscription and services revenue(1)	31,438	28,184	83,537	78,592
Total subscription and services revenue	210,507	145,080	509,751	304,110
Total net revenue	576,375	1,234,736	2,543,869	4,864,727
Other revenue
Crypto asset sales revenue	8	76,742	625	475,065
Corporate interest and other income	13,956	430	20,606	1,189
Total other revenue	13,964	77,172	21,231	476,254
Total revenue	$590,339	$1,311,908	$2,565,100	$5,340,981
__________________
(1)During the third quarter of 2022, the Company rebranded the “Earn” campaign to the “Learning Rewards” campaign. $7.4 million and $15.8 million of Learning Rewards revenue is included within other subscription and services revenue for the three and nine months ended September 30, 2022, respectively. $15.2 million and $43.2 million of Learning Rewards revenue has been reclassified from its own line item into other subscription and services revenue for the three and nine months ended September 30, 2021, respectively, to conform to the current period presentation.

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
Custodial fee revenue
The Company provides a dedicated secure cold storage solution to customers and earns a fee, which is based on a contractual percentage of the daily value of assets under custody. The fee is collected on a monthly basis. These contracts typically have one performance obligation which is provided and satisfied over the term of the contracts as customers simultaneously receive and consume the benefits of the services. The contract may be terminated by a customer at any time, without incurring a penalty. Customers are billed on the last day of the month during which services were provided, with the amounts being due within thirty days of receipt of the invoice. Accounts receivable from customers for custodial fee revenue, net of allowance, were $9.0 million and $22.4 million as of September 30, 2022 and December 31, 2021, respectively. The allowance recognized against these fees was not material for any of the periods presented.
Interest income and corporate interest and other income
The Company holds customer custodial cash and cash and cash equivalents at certain third-party banks which earn interest. The Company also earns interest income under a revenue sharing arrangement with the issuer of USDC and on loans issued to retail and institutional users. Interest income is calculated using the interest method and is not within the scope of Topic 606 – Revenue from Contracts with Customers. Interest earned on customer custodial cash, revenue sharing, and loans is included in interest income within subscription and services revenue. Interest earned on cash and cash equivalents is included in corporate interest and other income, within other revenue.
Other subscription and services revenue
Other subscription and services revenue primarily includes revenue from Coinbase Cloud, which includes staking application, delegation, and infrastructure services, Coinbase One, Learning Rewards, and other subscription licenses. Generally, revenue from other subscription and services contains one performance obligation, may have variable and non-cash consideration, and is recognized at a point in time or over the period that services are provided.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other revenue
Other revenue includes the sale of crypto assets and corporate interest and other income. Periodically, as an accommodation to customers, the Company may fulfill customer transactions using the Company’s own crypto assets held for operating purposes. The Company has custody and control of the crypto assets prior to the sale to the customer and records revenue at the point in time when the sale to the customer is processed. Accordingly, the Company records the total value of the sale in other revenue and the cost of the crypto assets in other operating expense, net within the condensed consolidated statements of operations. The cost of crypto assets used in fulfilling customer transactions was $0.2 million and $68.6 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $0.5 million and $433.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
Related party transactions
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue from related party customers of $1.9 million and $7.7 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $9.5 million and $21.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, amounts receivable from related party customers were $3.0 million and $4.5 million, respectively. As of September 30, 2022, customer custodial cash liabilities due to related party customers were $34.6 million. As of December 31, 2021, customer custodial cash liabilities due to related party customers were immaterial.
Revenue by geographic location
In the table below are the revenues disaggregated by geography, based on domicile of the customers or booking location, as applicable (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$501,963	$1,003,999	$2,125,010	$4,339,899
Rest of the world(1)	88,376	307,909	440,090	1,001,082
Total revenue	$590,339	$1,311,908	$2,565,100	$5,340,981
__________________
(1)No other individual country accounted for more than 10% of total revenue.
6.    ACCOUNTS AND LOANS RECEIVABLE, NET OF ALLOWANCE
Accounts and loans receivable, net of allowance consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
In-transit customer receivables	$42,552	$102,720
Trade finance receivables	7,512	1,865
Custodial fee revenue receivable	11,477	23,727
Loans receivable(1)	116,601	218,461
Interest and other receivables(2)	79,164	73,803
Allowance for doubtful accounts(3)	(16,952)	(24,551)
Total accounts and loans receivable, net of allowance	$240,354	$396,025
__________________
(1)The fair value of collateral held as security exceeded the outstanding loans receivable as of September 30, 2022 and December 31, 2021, so no allowance was recorded.
(2)Includes accounts receivables denominated in crypto assets of $11.0 million and $26.4 million as of September 30, 2022 and December 31, 2021, respectively. See Note 12. Derivatives for additional details.
(3)Includes provision for transaction losses of $4.2 million and $16.8 million as of September 30, 2022 and December 31, 2021, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Loans receivable
The Company issues loans to retail users and institutions. As of September 30, 2022 and December 31, 2021, the Company had issued loans with an outstanding balance of $116.6 million and $218.5 million, respectively. The related interest receivable on the loans as of September 30, 2022 and December 31, 2021, was $0.8 million and $1.3 million, respectively.
The amounts loaned are collateralized with the crypto assets held by the borrower in their crypto asset wallet on the Company’s platform. The Company does not have the right to use such collateral unless the borrower defaults on the loans. The Company’s credit exposure is significantly limited and no allowance was recorded against these loans receivable. Loans receivable are measured at amortized cost. The carrying value of the loans approximates their fair value. As of September 30, 2022 and December 31, 2021, there were no loans receivable past due.
7.    GOODWILL, INTANGIBLE ASSETS, NET AND CRYPTO ASSETS HELD
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Balance, beginning of period	$625,758	$77,212
Additions due to business combinations	454,417	548,546
Measurement period adjustments(1)	(6,269)	—
Balance, end of period	$1,073,906	$625,758
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible assets, net
Intangible assets, net consisted of the following (in thousands, except years data):

As of September 30, 2022	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in Years)
Amortizing intangible assets
Acquired developed technology	$128,292	$(71,147)	$57,145	2.36
User base	2,997	(1,870)	1,127	1.00
Customer relationships	86,691	(41,170)	45,521	2.80
Non-compete agreement	2,402	(1,521)	881	1.84
Assembled workforce	60,800	(35,699)	25,101	0.69
Trade Relationships	3,400	(756)	2,644	2.34
In-process research and development(1)	2,100	—	2,100	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Licenses	26,900	—	26,900	N/A
Total	$313,832	$(152,163)	$161,669
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years once placed in service.

As of December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in Years)
Amortizing intangible assets
Acquired developed technology	$100,908	$(34,865)	$66,043	1.97
User base	2,997	(1,020)	1,977	1.75
Customer relationships	79,491	(27,789)	51,702	3.68
Non-compete agreement	2,402	(1,161)	1,241	2.58
Assembled workforce	60,800	(8,324)	52,476	1.43
In-process research and development(1)	3,000	—	3,000	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Total	$249,848	$(73,159)	$176,689
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years once placed in service.
Amortization expense of intangible assets was $27.7 million and $80.0 million for the three and nine months ended September 30, 2022, respectively. Amortization expense of intangible assets was $12.3 million and $27.5 million for the three and nine months ended September 30, 2021, respectively. The Company estimates that there is no significant residual value related to its amortizing intangible assets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three and nine months ended September 30, 2022, the Company recorded impairment charges of $0.1 million and $4.5 million, respectively, related to its intangible assets, excluding crypto assets held. The Company did not have any impairment charges in the three and nine months ended September 30, 2021. Impairment expense is included in other operating expense, net in the condensed consolidated statements of operations.
The expected future amortization expense for intangible assets other than IPR&D as of September 30, 2022 is as follows (in thousands):

2022 (for the remainder of)	$25,352
2023	67,591
2024	21,360
2025	13,119
2026	4,818
Thereafter	179
Total expected future amortization expense	$132,419
Crypto assets held
Crypto assets held consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Recorded at impaired cost
Crypto assets held as investments	$289,587	$209,415
Crypto assets held for operating purposes(1)	123,514	357,093
Total crypto assets held recorded at impaired cost	413,101	566,508
Recorded at fair value(2)
Crypto assets held as investments	2,392	—
Crypto assets borrowed	207,580	421,685
Total crypto assets held recorded at fair value	209,972	421,685
Total crypto assets held	$623,073	$988,193
__________________
(1)Crypto assets held as of September 30, 2022 and December 31, 2021 includes $3.3 million and $38.1 million, respectively, of crypto assets loaned to customers as these did not meet the criteria for derecognition.
(2)Recorded at fair value as these crypto assets are held as the hedged item in qualifying fair value hedges.

The Company recorded gross impairment charges of $25.9 million and $689.1 million during the three and nine months ended September 30, 2022, respectively, and $58.4 million and $234.0 million during the three and nine months ended September 30, 2021, respectively, due to the observed market price of crypto assets decreasing below the carrying value during the respective periods. The Company partially recovered impairments recorded during the respective periods through subsequent crypto asset sales and disposals. Impairment expense is included in other operating expense, net in the condensed consolidated statements of operations.
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
The following table presents customers’ cash and crypto positions (in thousands):

	September 30,	December 31,
	2022	2021
Customer custodial cash	$6,591,105	$10,526,233
Customer crypto assets	95,113,124	—
Total customer assets	$101,704,229	$10,526,233

Customer custodial cash liabilities	$6,357,657	$10,480,612
Customer crypto liabilities	95,113,124	—
Total customer liabilities	$101,470,781	$10,480,612
The Company safeguards crypto assets for customers in digital wallets and portions of cryptographic keys necessary to access crypto assets on the Company’s platform. The Company safeguards these assets and/or keys and is obligated to safeguard them from loss, theft, or other misuse. The Company records customer crypto assets as well as corresponding customer crypto liabilities, in accordance with recently adopted guidance, SAB 121. The Company maintains a record of all assets in digital wallets held on the Company’s platform as well as the full or a portion of private keys including backup keys, which are maintained on behalf of customers. For crypto assets that are not maintained on the Company’s platform and for which the Company does not maintain a private key or the ability to recover a customer’s private key, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. The Company records the assets and liabilities, on the initial recognition and at each reporting date, at the fair value of the crypto assets which it safeguards for its customers.

The Company has committed to securely store all crypto assets and cryptographic keys (or portions thereof) it holds on behalf of customers, and the value of these assets have been recorded as customer crypto liabilities and corresponding customer crypto assets. As such, the Company may be liable to its customers for losses arising from theft or loss of private keys. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets on its platform, and (iii) it has established security around private key management to minimize the risk of theft or loss. The Company has adopted a number of measures to safeguard crypto assets it secures including, but not limited to, holding customer crypto assets on a 1:1 basis at all times and strategically storing custodied assets offline using Coinbase’s cold storage process. The Company also does not reuse or rehypothecate customer crypto assets nor grant security interests in customer crypto assets, in each case unless required by law or expressly agreed to by the customer. Any loss or theft would impact the measurement of the customer crypto assets. During the nine months ended September 30, 2022, no losses have been incurred in connection with customer crypto assets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the fair value of customer crypto assets, as shown in the condensed consolidated balance sheets, as customer crypto assets and customer crypto liabilities, as of September 30, 2022 (in billions):

	Fair Value	Percentage of Total(1)
Bitcoin	$39.9	42.0%
Ethereum	24.1	25.3%
Other crypto assets	31.1	32.7%
Total customer crypto assets	$95.1	100.0%
__________________
(1)As of September 30, 2022, no assets other than Bitcoin and Ethereum individually represented more than 5% of total customer crypto assets.

See Note 13. Fair Value Measurements, for additional details regarding the customer crypto assets and customer crypto liabilities.
9.    PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets, and other non-current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid expenses and other current assets
Prepaid expenses	$91,366	$123,246
Deposits	2,524	9,658
Fair value adjustments related to foreign currency forward contracts(1)	22,935	—
Cash collateral posted against foreign currency forward contracts(1)	145,000	—
Other	15,219	2,945
Total prepaid expenses and other current assets	$277,044	$135,849

Other non-current assets
Strategic investments	$357,042	$363,950
Deferred tax assets	1,014,736	573,547
Deposits	10,542	13,347
Other	41	1,463
Total other non-current assets	$1,382,361	$952,307
__________________
(1)See Note 12. Derivatives for additional details.

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

	Nine Months Ended September 30,
	2022	2021
Carrying amount, beginning of period	$352,431	$26,146
Net additions(1)	57,058	242,196
Upward adjustments	879	3,084
Previously held interest in Bison Trails (see Note 4)	—	(2,000)
Impairments and downward adjustments	(70,631)	(50)
Carrying amount, end of period(2)	$339,737	$269,376
__________________
(1)Net additions include additions from purchases and reductions due to exits of securities and reclassifications due to changes to capital structure.
(2)Excludes $17.3 million and $10.5 million as of September 30, 2022 and September 30, 2021, respectively, of strategic investments that are not accounted for under the measurement alternative.

Upward adjustments, impairments and downward adjustments from remeasurement of investments are included in other expense, net in the condensed consolidated statements of operations. As of September 30, 2022, cumulative upward adjustments were $4.8 million and cumulative impairments and downward adjustments were $71.5 million. As of December 31, 2021, cumulative upward adjustments and cumulative impairments and downward adjustments were $4.6 million and $0.5 million, respectively.
During the nine months ended September 30, 2022 and September 30, 2021, the Company invested an aggregate of $14.4 million and $150.0 million, respectively, in investees in which certain related parties of the Company held an interest over 10%.
10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued expenses	$120,769	$195,810
Accrued payroll and payroll related	104,543	146,313
Income taxes payable	8,495	4,553
Short-term borrowings	512	20,060
Other payables(1)	63,782	72,823
Total accrued expenses and other current liabilities	$298,101	$439,559
__________________
(1)Includes other payables denominated in crypto assets of $13.1 million as of September 30, 2022 and an immaterial amount as of December 31, 2021. See Note 12. Derivatives for additional details.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Short-term borrowings include borrowings with open terms or amounts payable within the next 12 months or sooner at the option of the Company or the lender. The weighted average interest rate on these borrowings were 4.25% and 5.00% per annum as of September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, the Company repaid an aggregate of $170.0 million of short-term borrowings, including borrowings which were secured by Bitcoin with a value equal to 200% of the outstanding principal.
11.     INDEBTEDNESS
The components of indebtedness were as follows as of September 30, 2022 (in thousands, except percentages):

Indebtedness	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,437,500	$(24,903)	$1,412,597
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(10,413)	989,587
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	1,000,000	(10,947)	989,053
Total		$3,437,500	$(46,263)	$3,391,237
The components of indebtedness were as follows as of December 31, 2021 (in thousands, except percentages):

Indebtedness	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,437,500	$(29,436)	$1,408,064
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(11,565)	988,435
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	1,000,000	(11,704)	988,296
Total		$3,437,500	$(52,705)	$3,384,795
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
The indenture governing the Senior Notes contains customary covenants that restrict the ability of the Company and certain of its subsidiaries to incur debt and liens. The Company is not aware of any instances of non-compliance with the covenants as of September 30, 2022.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Interest
The following table summarizes the interest expense for the 2026 Convertible Notes, the 2028 Senior Notes and the 2031 Senior Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Coupon interest	$19,296	$5,300	$57,937	$5,300
Amortization of debt discount and issuance costs	2,204	1,672	6,442	2,420
Total	$21,500	$6,972	$64,379	$7,720
Debt discounts and debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the respective note.
12.    DERIVATIVES
The following outlines the Company’s derivatives and the related hedge accounting designation, as applicable.

Type of Derivative	Description of Derivative	Location of Host Contract and Derivative on Balance Sheets
Crypto asset borrowings(1)	The Company borrowed crypto assets that resulted in the obligation to deliver a fixed amount of crypto assets in the future.	Crypto asset borrowings
Accounts receivable denominated in crypto assets	The Company provided services for which, under the contract, the customer pays in crypto assets. The amount of crypto assets are fixed at the time of invoicing. The right to receive fixed amounts of crypto assets consists of a receivable host contract and an embedded forward contract to purchase crypto assets.
Accounts and loans receivable, net of allowance
Other payables denominated in crypto assets	The Company entered into arrangements that result in the obligation to deliver a fixed amount of crypto assets in the future.	Accrued expenses and other current liabilities
Crypto asset futures(1)	The Company entered into short positions on futures contracts to minimize the exposure on the change in the fair value price of crypto assets held.	Accounts and loans receivable, net of allowance
Foreign currency forward contracts	The Company entered into foreign currency forward contracts, with maturities of 12 months or less, to offset the foreign currency exchange risk of its assets and liabilities denominated in foreign currencies. These contracts are not designated as hedging instruments and reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on the Company’s assets and liabilities.	Prepaid expenses and other current assets/ Accrued expenses and other current liabilities
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

	September 30,	December 31,
	2022	2021
Designated as hedging instrument
Crypto asset borrowings with embedded derivatives	$210,075	$669,445
Crypto asset futures(1)	771	—
Not designated as hedging instrument
Accounts receivable denominated in crypto assets	16,748	17,415
Other payables denominated in crypto assets	13,627	—
Crypto asset futures(1)	994	—
Foreign currency forward contracts(1)	1,100,000	—
__________________
(1)    Derivative transactions are measured in terms of the notional amount; however, this amount is not recorded on the condensed consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, but is used only as the underlying basis on which the value of exchange payments or settlement under these contracts are determined.

The following tables summarize information on derivative assets and liabilities that are reflected in the Company’s condensed consolidated balance sheets, by accounting designation (in thousands):

	Gross Derivative Assets			Gross Derivative Liabilities
September 30, 2022	Not Designated as Hedges	Designated as Hedges	Total Derivative Assets	Not Designated as Hedges	Designated as Hedges	Total Derivative Liabilities
Crypto asset borrowings with embedded derivatives(1)	$—	$3,580	$3,580	$—	$3,183	$3,183
Accounts receivable denominated in crypto assets	—	—	—	5,791	—	5,791
Other payables denominated in crypto assets	4,261	—	4,261	3,705	—	3,705
Foreign currency forward contracts	22,935	—	22,935	—	—	—
Total fair value of derivative assets and liabilities	$27,196	$3,580	$30,776	$9,496	$3,183	$12,679
__________________
(1)    During the nine months ended September 30, 2022, the fee on these borrowings ranged from 0.0% to 7.5%. During the nine months ended September 30, 2021, the fee on these borrowings ranged from 0.0% to 3.0%. During the three and nine months ended September 30, 2022, the Company incurred $0.9 million and $3.9 million, respectively, of borrowing fees in crypto assets. During the three and nine months ended September 30, 2021, the Company incurred $2.3 million and $9.5 million, respectively, of borrowing fees in crypto assets. Borrowing fees are included in other operating expense, net in the condensed consolidated statements of operations.

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
Master netting agreement - Right of set-off
Under a master netting agreement to the Company’s foreign currency forward contracts, subject to applicable requirements, the Company is permitted to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets. As of September 30, 2022, the forward contracts had an aggregate gross asset balance of $22.9 million and no amounts were offset. The Company has entered into a collateral security agreement that provides initial margin to be posted to the counterparty. Interest income earned on the collateral is recorded as corporate interest and other income. The following table provides the collateral posted (in thousands):

	September 30,	December 31,
	2022	2021
Cash collateral posted(1)	$145,000	$—
__________________
(1)    Right to reclaim cash collateral related to derivatives recognized in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Impact of derivatives on the condensed consolidated statements of operations
Gains (losses) on derivative instruments recognized in the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Derivatives	Hedged Items	Income Statement Impact	Derivatives	Hedged Items	Income Statement Impact
Designated as fair value hedging instruments
Crypto asset borrowings with embedded derivatives(1)	$(211,110)	$207,112	$(3,998)	$(75,999)	$75,143	$(856)
Crypto asset futures(1)	225	(77)	148	—	—	—
Not designated as hedging instruments
Accounts receivable denominated in crypto assets(1)	(4,213)	—	(4,213)	—	—	—
Other payables denominated in crypto assets(1)	(2,367)	—	(2,367)	—	—	—
Crypto asset futures(1)	(566)	—	(566)	—	—	—
Foreign currency forward contracts(2)	22,935	—	22,935	—	—	—
Total	$(195,096)	$207,035	$11,939	$(75,999)	$75,143	$(856)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Derivatives	Hedged Items	Income Statement Impact	Derivatives	Hedged Items	Income Statement Impact
Designated as fair value hedging instruments
Crypto asset borrowings with embedded derivatives(1)	$148,959	$(154,228)	$(5,269)	$105,558	$(93,973)	$11,585
Crypto asset futures(1)	13,237	(12,339)	898	—	—	—
Not designated as hedging instruments
Crypto asset borrowings with embedded derivatives(1)	6,626	—	6,626	—	—	—
Accounts receivable denominated in crypto assets(1)	(14,476)	—	(14,476)	—	—	—
Other payables denominated in crypto assets(1)	143	—	143	—	—	—
Crypto asset futures(1)	(1,077)	—	(1,077)	—	—	—
Foreign currency forward contracts(2)	22,935	—	22,935	—	—	—
Total	$176,347	$(166,567)	$9,780	$105,558	$(93,973)	$11,585
__________________
(1)Changes in fair value are recognized in other operating expense, net in the condensed consolidated statements of operations.
(2)Changes in fair value are recognized in other expense, net, which partially offset gains and losses due to the remeasurement of certain foreign currency denominated assets and liabilities which are also recognized in other expense, net in the condensed consolidated statements of operations.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following amounts were recorded in the condensed consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the condensed consolidated statements of operations in future periods as an adjustment to other operating expense, net (in thousands):

		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Items
September 30, 2022	Carrying Amount of the Hedged Items	Active Hedging Relationships	Discontinued Hedging Relationships	Total
Crypto assets held	$209,972	$(1,025)	$448	$(577)

		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Items
December 31, 2021	Carrying Amount of the Hedged Items	Active Hedging Relationships	Discontinued Hedging Relationships	Total
Crypto assets held	$421,685	$(240,771)	$—	$(240,771)
13.    FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$2,282,077	$—	$—	$2,282,077
Customer custodial cash(2)	1,226,646	—	—	1,226,646
Crypto assets held(3)	209,972	—	—	209,972
Derivative assets(4)	—	30,776	—	30,776
Customer crypto assets	—	95,113,124	—	95,113,124
Total assets	$3,718,695	$95,143,900	$—	$98,862,595

Liabilities
Derivative liabilities(4)	$—	$12,679	$—	$12,679
Contingent consideration arrangement	—	—	4,213	4,213
Customer crypto liabilities	—	95,113,124	—	95,113,124
Total liabilities	$—	$95,125,803	$4,213	$95,130,016

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
__________________
(1)Represents money market funds. Excludes $2.6 billion of corporate cash held in deposit at banks and $167.8 million held at venues, which were not measured and recorded at fair value as of September 30, 2022. Excludes $2.1 billion of corporate cash held in deposit at banks and $168.9 million held at venues, which were not measured and recorded at fair value as of December 31, 2021.
(2)Represents money market funds. Excludes customer custodial cash of $5.4 billion and $7.0 billion held in deposit at financial institutions and not measured and recorded at fair value as of September 30, 2022 and December 31, 2021, respectively.
(3)Includes crypto assets held that have been designated as hedged items in fair value hedges and excludes crypto assets of $413.1 million and $566.5 million held at cost as of September 30, 2022 and December 31, 2021, respectively.
(4)See Note 12. Derivatives for additional details.

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2022 and the year ended December 31, 2021.
Customer crypto assets and liabilities represent the Company’s obligation to safeguard customers’ crypto assets. Accordingly, the Company has valued the assets and liabilities using quoted market prices for the underlying crypto assets which is based on Level 2 inputs.
Assets and liabilities measured and recorded at fair value on a non-recurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment, and crypto assets held but not designated in hedging relationships are adjusted to fair value when an impairment charge is recognized. The Company’s strategic investments are also measured at fair value on a non-recurring basis. Such fair value measurements are based predominantly on Level 3 inputs. The carrying value of the Company’s strategic investments is adjusted based on an Option-Pricing Model that uses publicly available market data of comparable companies and other unobservable inputs including expected volatility, expected time to liquidity, adjustments for other company-specific developments, and the rights and obligations of the securities the Company holds. Fair value of crypto assets held are predominantly based on Level 1 inputs.
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
The Company estimates the fair value of its 2026 Convertible Notes and Senior Notes based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of September 30, 2022, the estimated fair value of the 2026 Convertible Notes and Senior Notes were $951.5 million and $1.17 billion, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company has reserved shares of Class A common stock and Class B common stock for issuance for the following purposes (in thousands):

	September 30,	December 31,
	2022	2021
Class A common stock
Options issued and outstanding under the 2013 Amended and Restated Stock Plan (the “2013 Plan”)	1,036	1,569
Options issued and outstanding under the 2019 Equity Incentive Plan (the “2019 Plan”)	26,365	29,311
RSUs issued and outstanding under the 2019 Plan	3,004	5,851
Options issued and outstanding under the 2021 Equity Incentive Plan (the “2021 Plan”)	922	—
RSUs issued and outstanding under the 2021 Plan	3,690	1,402
Shares available for future issuance under the 2021 Plan	43,794	35,856
Shares available for future issuance under the 2021 ESPP	6,941	5,125
Replacement options issued and outstanding from the Tagomi acquisition	1	4
Replacement options issued and outstanding from the Bison Trails acquisition	152	223
RSUs issued and outstanding from other acquisitions	160	229
Shares available for future issuance of warrants	2,296	2,296
Total Class A common stock shares reserved	88,361	81,866

Class B common stock
Options issued and outstanding under the 2013 Plan	4,935	6,101
Total Class B common stock shares reserved	4,935	6,101

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15.    STOCK-BASED COMPENSATION
Stock options
Activity of options outstanding are as follows (in thousands, except per share and years data):

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2022	37,208	$18.60	7.83	$8,698,078
Issued	937	177.79
Exercised	(3,012)	13.59
Forfeited and cancelled	(1,722)	22.79
Balance at September 30, 2022	33,411	23.30	7.19	1,481,640

Vested and exercisable at September 30, 2022	18,506	18.19	6.70	882,457
Vested and expected to vest at September 30, 2022	27,277	23.26	7.04	1,229,963
During the three and nine months ended September 30, 2022, the Company granted stock options for the purchase of 143,751 and 937,247 shares of the Company’s Class A common stock with a weighted-average grant date fair value of $42.69 and $83.25 per share, respectively, to certain employees of the Company. The stock options vest over three years at a rate of 1/12 per quarter.
As of September 30, 2022, there was total unrecognized compensation cost of $159.7 million related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.4 years.
The assumptions used under the Black-Scholes-Merton Option-Pricing Model and the weighted average calculated value of the options granted to employees were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividend yield	0.0%	N/A	0.0%	0.0%
Expected volatility	76.1%	N/A	59.3%	44.0%
Expected term (in years)	5.8	N/A	5.8	4.8
Risk-free interest rate	3.0%	N/A	2.1%	0.5%
As of September 30, 2022, there were 213,757 shares of Class A common stock subject to repurchase related to stock options exercised early and not yet vested, but that are expected to vest. As of September 30, 2022, the Company recorded a liability related to these shares subject to repurchase in the amount of $4.3 million, which is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.
Chief Executive Officer performance award
During the three and nine months ended September 30, 2022, stock-based compensation expense of $1.0 million and $2.9 million, respectively, was recognized related to this award. During the three and nine months ended September 30, 2021, stock-based compensation expense of $22.2 million and $28.5 million was recognized related to this award, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units
The Company’s RSUs vest upon the satisfaction of a service-based condition. In general, the RSUs vest over a service period ranging from one to four years. Once vested, the RSUs are settled by delivery of Class A common stock.
Activity of RSUs outstanding are as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance at January 1, 2022	7,482	$157.22
Granted	7,860	144.69
Vested	(6,906)	153.57
Forfeited and cancelled	(1,582)	164.86
Balance at September 30, 2022	6,854	144.64
For RSUs granted during the three months and nine months ended September 30, 2022, the closing price of the Company’s Class A common stock as reported on The Nasdaq Global Select Market on the grant date was used as the fair value.
As of September 30, 2022, there was total unrecognized compensation cost of $841.3 million related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.9 years.
Restricted common stock
As part of the Company’s acquisitions, the Company has issued shares of restricted Class A common stock. Vesting of this restricted Class A common stock is dependent on a service-based vesting condition that is generally satisfied over three years. The Company has the right to repurchase shares at par value for which the vesting condition is not satisfied. Activity of restricted Class A common stock is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance at January 1, 2022	2,014	$137.57
Granted	323	137.05
Vested	(925)	129.72
Forfeited and cancelled	—	—
Balance at September 30, 2022	1,412	143.33
As of September 30, 2022, there was total unrecognized compensation cost of $163.1 million related to unvested restricted Class A common stock. These costs are expected to be recognized over a weighted-average period of approximately 1.6 years.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Employee Stock Purchase Plan
The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount, over a series of offering periods through accumulated payroll deductions over the period. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is lower than the stock price on the offering date. The Company recognizes stock-based compensation expenses related to purchase rights issued pursuant to its ESPP on a straight-line basis over the offering period, which is 24 months. The fair value of purchase rights under the ESPP are estimated on the date of grant using the Black-Scholes-Merton Option-Pricing Model.
The grant date of the initial offering period was May 3, 2021, and that offering period will end on April 30, 2023. As of September 30, 2022, the Company recorded a liability of $8.6 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.
Stock-based compensation expense
Stock-based compensation is included in the following components of expenses on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Technology and development	$275,817	$176,785	$793,573	$381,030
Sales and marketing	18,461	10,095	52,813	20,299
General and administrative	97,163	77,314	288,692	156,828
Total	$391,441	$264,194	$1,135,078	$558,157
During the three and nine months ended September 30, 2022, $26.3 million and $97.7 million of stock-based compensation expense was included in capitalized software, respectively. During the three and nine months ended September 30, 2021, $0.7 million and $1.5 million of stock-based compensation expense was included in capitalized software, respectively.
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
The Company’s effective tax rate (“ETR”) for the three months ended September 30, 2022 and September 30, 2021 was 15.4% and (49.9)%, respectively. The ETR of 15.4% for the three months ended September 30, 2022 was lower than the U.S. statutory rate of 21.0% primarily due to lower deductible stock compensation expense during the quarter.
The Company’s ETR for the nine months ended September 30, 2022 and September 30, 2021 was 17.1% and (30.3)%, respectively. The ETR of 17.1% for the nine months ended September 30, 2022 was lower than the U.S. statutory rate of 21.0% primarily due to a valuation allowance on deferred tax assets associated with impairment charges and non-deductible compensation, offset by a tax benefit for U.S. state taxes and U.S. federal research and development credits.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
17.    NET (LOSS) INCOME PER SHARE
The computation of net (loss) income per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net (loss) income per share:
Numerator
Net (loss) income	$(544,635)	$406,100	$(2,067,948)	$2,783,912
Less: Income allocated to participating securities	—	(3,757)	—	(542,122)
Net (loss) income attributable to common stockholders, basic	$(544,635)	$402,343	$(2,067,948)	$2,241,790

Denominator
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, basic	223,916	209,604	220,816	165,045
Net (loss) income per share attributable to common stockholders, basic	$(2.43)	$1.92	$(9.37)	$13.58

Diluted net (loss) income per share:
Numerator
Net (loss) income	$(544,635)	$406,100	$(2,067,948)	$2,783,912
Less: Income allocated to participating securities	—	(3,167)	—	(448,463)
Add: Interest on convertible notes, net of tax	—	3,087	—	3,638
Less: Fair value gain on contingent consideration arrangement, net of tax	—	(680)	(5,395)	(680)
Net (loss) income attributable to common stockholders, diluted	$(544,635)	$405,340	$(2,073,343)	$2,338,407

Denominator
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, basic	223,916	209,604	220,816	165,045
Weighted-average effect of potentially dilutive securities:
Stock options	—	33,122	—	38,419
RSUs	—	3,924	—	3,604
Restricted common stock	—	5	—	3
Warrants	—	—	—	97
Convertible notes	—	3,880	—	1,883
Contingent consideration	—	1	40	1
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, diluted	223,916	250,536	220,856	209,052
Net (loss) income per share attributable to common stockholders, diluted	$(2.43)	$1.62	$(9.39)	$11.19

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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Stock options	33,411	6,134	33,411	6,134
RSUs	6,854	107	6,854	107
Convertible notes	3,880	—	3,880	—
Restricted common stock	1,740	65	1,740	65
ESPP	1,030	284	1,030	284
Contingent consideration	76	—	—	—
Total	46,991	6,590	46,915	6,590
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
In July and August 2021, three purported securities class actions were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and employees, and certain venture capital and investment firms. The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, in connection with the registration statement and prospectus filed in connection with the Direct Listing. In November 2021, these actions were consolidated and recaptioned as In re Coinbase Global Securities Litigation, and an amended complaint was filed. The plaintiff seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. The Company disputes the claims in these cases and is vigorously defending against them. Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remain uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time. The Company has subsequently received, and expects to receive in the future, similar shareholder claims.
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
The Company’s subsidiary, Coinbase, Inc., which holds a BitLicense from the New York Department of Financial Services (“NYDFS”) and is therefore subject to examinations and investigations by the NYDFS, is currently subject to an investigation by the NYDFS relating to its compliance program including compliance with the Bank Secrecy Act and sanctions laws, cybersecurity, and customer support. The Company is cooperating fully and has undertaken initial remedial measures. Resolution of this matter, including as a result of any mutually agreed upon settlement, may result in fines and additional remedial measures. At this time, the outcome of this matter remains uncertain and the Company cannot estimate the reasonably possible range of outcomes on its business or financial statements.

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
Executive Overview
This executive overview of the Management’s Discussion and Analysis highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.
The third quarter of 2022 was a mixed quarter for Coinbase. Transaction revenue was significantly impacted by stronger macroeconomic and crypto market headwinds, as well as trading volume moving offshore. Meanwhile, we saw strong growth in our subscription and services revenue, driven by our participation in the USDC ecosystem and growth in staking. While the macro headwinds are beyond our control, we continue to focus on factors within our control: narrowing our product focus to deliver amazing customer experiences and reducing our operating expenses.
For the three and nine months ended September 30, 2022, our total net revenue was $576.4 million and $2.5 billion, respectively, including $365.9 million and $2.0 billion in transaction revenue, respectively.
Subscription and services revenue was $210.5 million and $509.8 million for the three and nine months ended September 30, 2022, respectively.
For the three and nine months ended September 30, 2022, our net loss was $544.6 million and $2.1 billion, respectively, and Adjusted EBITDA loss was $115.9 million and $247.3 million, respectively.

Key Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Verified Users (in millions)	108	73	48%	108	73	48%
MTUs(1) (in millions)	8.5	7.3	16	8.9	7.3	22
Assets on Platform (in billions)	$101	$255	(60)	$101	$255	(60)
Trading Volume (in billions)	$159	$327	(51)	$685	$1,124	(39)
Net (loss) income (in millions)	$(545)	$406	(234)	$(2,068)	$2,784	(174)
Adjusted EBITDA(2) (in millions)	$(116)	$618	(119)	$(247)	$2,885	(109)
___________________
(1)We previously identified an issue in the calculation of our Monthly Transacting Users (“MTU”) metric related to the complexity in measuring users and activity in self-custodial products (notably Coinbase Wallet) that resulted in the overstatement of the MTU figures previously disclosed as of September 30, 2021 and December 31, 2021. Accordingly, the MTU metric as of September 30, 2021 was revised from 7.4 million to 7.3 million to reflect our estimate of the overstatement. Although the MTU metric as of December 31, 2021 is not disclosed in this Quarterly Report on Form 10-Q, we intend to revise this metric from 11.4 million to 11.2 million in subsequent filings in which such figure is reported.
(2)Please see the section titled Non-GAAP Financial Measure below for a reconciliation of net (loss) income to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

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
Assets on Platform
We define “Assets on Platform” as the aggregate of “customer crypto liabilities” and “customer custodial cash liabilities,” each as set forth on our condensed consolidated balance sheets.

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
The value of Assets on Platform is driven by three factors – the price, quantity, and type of crypto assets held by customers on our platform. Changes in the price and quantity, particularly for Bitcoin and Ethereum, or type of crypto asset held on our platform, can result in the increase or decrease in Assets on Platform in a particular period. Our Assets on Platform by asset are as follows:

	As of September 30,		% Change
	2022	2021
Assets on Platform:
Bitcoin	39%	42%	(7)%
Ethereum	24	22	9
Other crypto assets	31	33	(6)
Fiat	6	3	100
Total(1)	100%	100%	—
___________________
(1)Figures presented above may not sum precisely due to rounding.

As of September 30, 2022 and September 30, 2021, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Assets on Platform.
Trading Volume
We define “Trading Volume” as the total U.S. dollar equivalent value of matched trades transacted between a buyer and seller through our platform during the period of measurement. Trading Volume represents the product of the quantity of asset transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity on our order books, trading health, and the underlying growth of the cryptoeconomy. Generally, Trading Volume on our platform is primarily influenced by the price of crypto assets, Crypto Asset Volatility1 and macroeconomic conditions. In periods of high crypto asset prices and Crypto Asset Volatility, we have experienced correspondingly high levels of Trading Volume on our platform. Our Trading Volume in future periods will depend on the relative availability and adoption of Bitcoin, Ethereum, and other crypto assets.
1 We recently updated the definition of “Crypto Asset Volatility” which represents our internal measure of the volatility of crypto assets. The change aligns our definition with industry standards and is based on intraday returns of a volume-weighted basket of all assets listed on our trading platform. These returns are used to compute the basket’s intraday volatility which is then scaled to a daily window. These daily volatility values are then averaged over the applicable time period as needed. The change did not affect any previously reported metrics.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Trading Volume (in billions):
Retail	$26	$93	(72)%	$147	$358	(59)%
Institutional	133	234	(43)	538	766	(30)
Total	$159	$327	(51)	$685	$1,124	(39)

Trading Volume by crypto asset:
Bitcoin	31%	19%	63	28%	27%	4
Ethereum	33	22	50	24	23	4
Other crypto assets	36	59	(39)	48	50	(4)
Total	100%	100%		100%	100%

Transaction revenue by crypto asset:
Bitcoin	31%	21%	48	28%	30%	(7)
Ethereum	24	22	9	23	23	—
Other crypto assets	45	57	(21)	49	47	4
Total	100%	100%		100%	100%
Trading Volume decreased 51% and 39% for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. The decrease in Trading Volume was driven by steep declines in both the average crypto asset prices and total crypto spot market volumes associated with macroeconomic challenges during the third quarter of 2022. In addition, Crypto Asset Volatility decreased 24% and 28% for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively.
During the three and nine months ended September 30, 2022 and September 30, 2021, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Trading Volume or transaction revenue, respectively.
Given that crypto markets and our revenue sources continue to evolve rapidly, we believe there may be an opportunity to evolve our key business metrics disclosures to better align with business performance. This re-evaluation of our key business metrics may include changes to or the elimination of certain metrics. Based on this evaluation, we may determine to change or eliminate some of our current key business metrics in future filings we make with the SEC.
Components of Results of Operations
Net revenue
Transaction revenue
Net revenue consists of transaction revenue generated from transaction fees from trades that occur on our platform. The transaction fee earned is based on the price and quantity of the crypto asset that is bought, sold, or converted. Transaction revenue is recognized at the time the transaction is processed and is directly correlated with Trading Volume on our platform.

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
•Interest income: We earn interest income on fiat funds under a revenue sharing arrangement and on customer custodial fiat funds held at certain third-party banks, which is calculated using the interest method. Our interest income is dependent on the balance of such fiat funds and the prevailing interest rate environment. We also earn interest income on loans issued to our retail and institutional users.
•Other: Other subscription and services revenue primarily includes revenue from Coinbase Cloud, which includes staking application, delegation, and infrastructure services, subscription revenue from Coinbase One, Learning Rewards (formerly “Earn”) campaign revenue, and revenue from other subscription licenses.
Other revenue
Other revenue includes the sale of crypto assets when we are the principal in the transaction. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets. We fulfill customer accommodation transactions using our own assets for orders that do not meet the minimum trade size for execution on our platform or to maintain customers’ trade execution and processing times during unanticipated system disruptions. We have custody and control of these crypto assets prior to the sale to the customer and record revenue at the point in time when the sale is processed. Accordingly, we record the total value of the sale as revenue and the cost of the crypto asset in other operating expense, net. Transactions involving our sale of crypto assets represented less than 0.1% of our total revenue for the three and nine months ended September 30, 2022.
Other revenue also includes interest income earned primarily on our corporate cash and cash equivalents. Interest income is calculated using the interest method and depends on the balance of cash and cash equivalents as well as the prevailing interest rate environment.

Operating expenses
Operating expenses consist of transaction expense, technology and development, sales and marketing, general and administrative, restructuring, and other operating expense, net.
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
Restructuring
Restructuring expenses primarily consist of non-recurring costs and severance for employees related to reductions in the Company’s headcount during the three and nine months ended September 30, 2022. For more information, see Note 3. Restructuring of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Other expense, net
Other expense, net includes the following items:
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
Benefit from income taxes
Benefit from income taxes includes income taxes related to foreign jurisdictions and U.S. federal and state income taxes.
Results of Operations
The following table summarizes the historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Net revenue	$576,375	$1,234,736	$2,543,869	$4,864,727
Other revenue	13,964	77,172	21,231	476,254
Total revenue	590,339	1,311,908	2,565,100	5,340,981
Operating expenses:
Transaction expense	101,876	197,251	546,889	766,743
Technology and development	556,338	356,264	1,736,251	831,950
Sales and marketing	75,888	105,395	416,986	419,117
General and administrative	339,157	242,642	1,222,904	612,068
Restructuring	(1,232)	—	41,221	—
Other operating expense, net	74,796	118,548	756,185	556,857
Total operating expenses	1,146,823	1,020,100	4,720,436	3,186,735
Operating (loss) income	(556,484)	291,808	(2,155,336)	2,154,246
Interest expense	21,507	6,972	67,301	7,720
Other expense, net	65,699	13,976	271,067	10,119
(Loss) income before income taxes	(643,690)	270,860	(2,493,704)	2,136,407
Benefit from income taxes	(99,055)	(135,240)	(425,756)	(647,505)
Net (loss) income	$(544,635)	$406,100	$(2,067,948)	$2,783,912

The following table presents the components of the condensed consolidated statements of operations data as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as a % of total revenue)(1)
Total revenue	100%	100%	100%	100%
Operating expenses:
Transaction expense	17	15	21	14
Technology and development	94	27	68	16
Sales and marketing	13	8	16	8
General and administrative	57	18	48	11
Restructuring	—	—	2	—
Other operating expense, net	13	9	29	10
Total operating expenses	194	78	184	60
Operating (loss) income	(94)	22	(84)	40
Interest expense	4	1	3	—
Other expense, net	11	1	11	—
(Loss) income before income taxes	(109)	21	(97)	40
Benefit from income taxes	(17)	(10)	(17)	(12)
Net (loss) income	(92)%	31%	(81)%	52%
___________________
(1)Figures presented above may not sum precisely due to rounding.

Comparison of the three and nine months ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Transaction revenue	$365,868	$1,089,656	(66)%	$2,034,118	$4,560,617	(55)%
Subscription and services revenue	210,507	145,080	45	509,751	304,110	68
Other revenue	13,964	77,172	(82)	21,231	476,254	(96)
Total revenue	$590,339	$1,311,908	(55)	$2,565,100	$5,340,981	(52)
Transaction revenue for the three and nine months ended September 30, 2022 decreased by $0.7 billion and $2.5 billion compared to the three and nine months ended September 30, 2021, respectively, due to the following:
•a decrease in retail Trading Volume of 72% and 59% for the three and nine months ended September 30, 2022, respectively, due to a decrease in crypto market capitalization including the average crypto asset prices; and
•Crypto Asset Volatility decreased 24% and 28% for the three and nine months ended September 30, 2022, respectively. Trading Volume on our platform is generally correlated with Crypto Asset Volatility.

A number of factors contribute to changes in crypto asset prices and Crypto Asset Volatility, including, but not limited to, changes in the supply and demand for a particular crypto asset, crypto market sentiment, macroeconomic factors, utility of a particular crypto asset, and idiosyncratic events.
Subscription and services revenue for the three and nine months ended September 30, 2022 increased by $65.4 million and $205.6 million compared to the three and nine months ended September 30, 2021, respectively, due to the following:
•an increase in interest income of $93.4 million and $126.6 million for the three and nine months ended September 30, 2022, respectively, due to an increased return on interest-bearing customer custodial funds and as a result of our revenue sharing arrangement with the issuer of USDC. The increased yield was primarily related to an increase in interest rates;
~~•~~an increase in blockchain rewards of $92.4 million for the nine months ended September 30, 2022 due to the addition of new assets available for staking and increased staking activity with higher native tokens staked; and
•an increase in other subscription and services revenue of $3.3 million and $4.9 million for the three and nine months ended September 30, 2022, respectively, primarily due to subscription fees for Coinbase One which was launched in the fourth quarter of 2021, partially offset by a decrease in Learning Rewards campaign revenue; offset by
•a decrease in custodial fee revenue of $16.9 million and $18.2 million for the three and nine months September 30, 2022, respectively, due to a decrease in the average assets under custody of $66.7 billion and $27.8 billion over the same periods. The decline in average assets under custody was primarily driven by a decrease in the price of crypto assets under custody over the same periods.
Other revenue for the three and nine months ended September 30, 2022 decreased by $63.2 million and $455.0 million, respectively, compared to the three and nine months ended September 30, 2021, primarily due to a decrease in crypto asset sales revenue over the same period. A system disruption which occurred on May 19, 2021 as a result of an unprecedented short term spike in Trading Volume as well as the exchange disruption on September 7, 2021 were primarily responsible for the increase in crypto asset sales during the nine months ended September 30, 2021.
We generate revenue from crypto asset sales where the transactions are fulfilled with our crypto assets to accommodate customers, primarily as a result of unanticipated system disruptions. For the three and nine months ended September 30, 2022, we did not experience any unanticipated system disruptions with material impact to our financial results compared to three and twelve unanticipated system disruptions for the three and nine months ended September 30, 2021, respectively. The number of unanticipated system disruptions declined during the three and nine months ended September 30, 2022 as we continued to make significant investments in infrastructure to support trading volumes on our platform.

Operating expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Transaction expense	$101,876	$197,251	(48)%	$546,889	$766,743	(29)%
Technology and development	556,338	356,264	56	1,736,251	831,950	109
Sales and marketing	75,888	105,395	(28)	416,986	419,117	(1)
General and administrative	339,157	242,642	40	1,222,904	612,068	100
Restructuring	(1,232)	—	(100)	41,221	—	100
Other operating expense, net	74,796	118,548	(37)	756,185	556,857	36
Total operating expenses	$1,146,823	$1,020,100	12	$4,720,436	$3,186,735	48
Transaction expense for the three and nine months ended September 30, 2022 decreased by $95.4 million and $219.9 million, compared to the three and nine months ended September 30, 2021, respectively. Transaction expense as a percentage of net revenue was 17.7% and 16.0% during the three months ended September 30, 2022 and 2021, respectively, and 21.5% and 15.8% during the nine months ended September 30, 2022 and 2021, respectively. Our transaction expenses as a percentage of net revenue will vary depending on the composition of our revenue. For example, over the past few quarters, blockchain rewards revenues have grown, and these revenues have a higher transaction expense as a percentage of net revenue compared to transaction fees or interest income.
The decrease in transaction expense for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, was due to the following:
•a decrease of $41.7 million and $199.1 million for the three and nine months ended September 30, 2022, respectively, related to miner fees driven by a decrease in blockchain transmission volume, both related to customer withdrawals and corporate wallet movements, and lower blockchain network fees such as Ethereum gas prices;
•a decrease of $17.0 million and $63.9 million for the three and nine months ended September 30, 2022, respectively, related to lower payment processing fees driven by lower settled trading volume during the comparative periods;
•a decrease of $36.4 million and $50.3 million for the three and nine months ended September 30, 2022, respectively, related to transaction reversal losses driven by lower transaction volumes in the comparative periods; and
•a decrease of $2.0 million for the three months ended September 30, 2022, related to decreased blockchain revenue and an increase of $88.0 million for the nine months ended September 30, 2022, related to an increase in blockchain activities associated with rewards paid or payable to users from blockchain activities such as staking.
Technology and development expenses for the three and nine months ended September 30, 2022 increased by $200.1 million and $904.3 million, respectively, compared to the three and nine months ended September 30, 2021, due to the following:
•an increase of $135.5 million and $594.0 million for the three and nine months ended September 30, 2022, respectively, in personnel-related expenses, including a $98.3 million and $411.3 million increase in stock-based compensation expense, primarily due to a 75% and 117% increase in average headcount and the issuance of equity instruments in conjunction with business combinations;

•an increase of $34.3 million and $193.3 million for the three and nine months ended September 30, 2022, respectively, in software and service costs, driven by continued investment in our products and platform;
•an increase of $21.1 million and $65.8 million for the three and nine months ended September 30, 2022, respectively, related to increased amortization related to capitalized software and assembled workforce; and
•an increase of $2.5 million and $16.1 million for the three and nine months ended September 30, 2022, respectively, related to increased business processes and IT consulting services.
Sales and marketing expenses for the three months ended September 30, 2022 decreased by $29.5 million compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, sales and marketing expenses remained relatively flat, which was driven by a decrease in digital advertising spend, offset by an increase in conferences, events and brand spend. Sales and marketing expenses as a percentage of net revenue was 13.2% and 8.5% during the three months ended September 30, 2022 and 2021, respectively, and 16.4% and 8.6% during the nine months ended September 30, 2022 and 2021, respectively.
The decrease in sales and marketing expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, was due to the following:
•a decrease of $55.1 million for the three months ended September 30, 2022 in digital advertising due to lower investment in paid media in 2022; offset by
•an increase of $17.5 million for the three months ended September 30, 2022 in conference events and sponsorships as well as marketing collateral due to higher offline and brand spend; and
•an increase of $9.2 million in personnel-related expenses for the three months ended September 30, 2022, including a $8.4 million increase in stock-based compensation expense, due to a 99% increase in average headcount.
General and administrative expenses for the three and nine months ended September 30, 2022 increased by $96.5 million and $610.8 million compared to the three and nine months ended September 30, 2021, respectively, predominantly driven by the following:
•an increase of $46.5 million and $304.1 million in customer support costs for the three and nine months ended September 30, 2022, respectively, due to an increase in managed services to support compliance operations and customer experience as a result of increased capacity needs. Our capacity needs may increase in periods following higher trading volumes;
•an increase of $35.8 million and $179.0 million in personnel-related expenses excluding customer support for the three and nine months ended September 30, 2022, respectively, including a $13.2 million and $100.9 million increase in stock-based compensation, primarily due to a 77% and 107% increase in average headcount for the three and nine months ended September 30, 2022, respectively;
•an increase of $21.2 million and $68.9 million in professional services for the three and nine months ended September 30, 2022, respectively, predominantly driven by increased business process as well as higher legal fees related to litigation, regulatory and compliance; and
•an increase of $4.9 million and $20.1 million in software license costs for the three and nine months ended September 30, 2022, respectively, to support business, security and risk applications; offset by
•a decrease of $39.2 million in direct listing costs associated with our direct public listing in the second quarter of 2021.

Restructuring expenses were negative $1.2 million and $41.2 million for the three and nine months ended September 30, 2022, respectively. The negative $1.2 million is due to release of accruals for certain other personnel costs as of June 30, 2022 which were not utilized; the $41.2 million is driven by separation pay and other personnel costs related to the workforce reduction in June 2022. There were no restructuring expenses for the three and nine months ended September 30, 2021.
Other operating expense, net for the three and nine months ended September 30, 2022 decreased by $43.8 million and increased by $199.3 million compared to the three and nine months ended September 30, 2021, respectively, due to the following:
•a decrease of $68.4 million and $433.2 million for the three and nine months ended September 30, 2022, respectively, attributed to the decrease in the crypto assets sold in order to fulfill customer accommodation transactions, primarily as a result of a decrease in unanticipated system disruptions over the comparative periods;
•a decrease of $32.5 million and an increase of $455.1 million for the three and nine months ended September 30, 2022, respectively, related to gross impairment charges on crypto assets held during the period;
•an increase of $42.3 million and $76.7 million for the three and nine months ended September 30, 2022, respectively, due to certain platform-related incidents and other losses; and
•a decrease of $16.5 million and $91.4 million for the three and nine months ended September 30, 2022, respectively, in digital asset realized gains.
Interest expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Interest expense	$21,507	$6,972	208%	$67,301	$7,720	772%
During the three and nine months ended September 30, 2022, we had interest expense on debt of $21.5 million and $67.3 million compared to $7.0 million and $7.7 million for the three and nine months ended September 30, 2021, respectively, due to our Convertible Notes issued in May 2021, our Senior Notes issued in September 2021 and short-term borrowings outstanding during the first nine months of 2022.

Other expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Other expense, net	$65,699	$13,976	370%	$271,067	$10,119	2,579%
Other expense, net for the three and nine months ended September 30, 2022 increased by $51.7 million and $260.9 million compared to the three and nine months ended September 30, 2021, respectively, predominantly driven by the following:
•an increase in net unrealized and realized losses related to foreign exchange of $68.6 million and $196.6 million for the three and nine months ended September 30, 2022, respectively, predominantly due to the timing of Euro denominated intercompany settlements and depreciation of the Euro and British Pound against the U.S. dollar, offset by an unrealized fair value gain on foreign exchange forward derivative contracts of $22.9 million for the three and nine months ended September 30, 2022, respectively;
•an increase in impairment expense recognized on certain strategic equity investments of $1.6 million and $70.9 million for the three and nine months ended September 30, 2022, respectively; offset by
•a decrease in net realized and unrealized losses on investments of $1.0 million and $13.5 million for the three and nine months ended September 30, 2022, respectively, primarily due to the remeasurement gain of $8.8 million during the nine months ended September 30, 2021 related to our previously held investment in Bison Trails, as a result of the acquisition that occurred in February 2021.
Benefit from income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Benefit from income taxes	$(99,055)	$(135,240)	(27)%	$(425,756)	$(647,505)	(34)%
The benefit from income taxes decreased by $36.2 million and $221.7 million for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively, due to a reduction in certain stock-based compensation and research and development credits, and a valuation allowance recorded on impairment charges, partially offset by tax benefits on pretax loss during the three and nine months ended September 30, 2022.

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
We calculate Adjusted EBITDA as net loss or income, adjusted to exclude benefit from income taxes, depreciation and amortization, interest expense, crypto asset borrowing costs, stock-based compensation expense, crypto asset impairment, net, impairment on investments, other impairment, non-recurring Direct Listing expenses, restructuring, unrealized loss on foreign exchange, fair value gain on foreign exchange derivatives, fair value gain or loss on derivatives, non-recurring legal reserves and related costs, and other adjustments, net.

The following table provides a reconciliation of net (loss) income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net (loss) income	$(544,635)	$406,100	$(2,067,948)	$2,783,912
Adjusted to exclude the following:
Benefit from income taxes	(99,055)	(135,240)	(425,756)	(647,505)
Depreciation and amortization	40,114	17,099	113,721	40,633
Interest expense	21,507	6,972	67,301	7,720
Crypto asset borrowing costs	945	2,326	3,947	9,524
Stock-based compensation	391,441	264,195	1,135,078	558,157
Crypto asset impairment, net(1)	—	17,485	586,823	75,669
Impairment on investments	1,577	—	70,866	—
Other impairment(2)	1,122	—	9,071	—
Non-recurring Direct Listing expenses	—	—	—	39,160
Restructuring	(1,232)	—	41,221	—
Unrealized loss on foreign exchange	77,181	13,692	192,253	16,084
Fair value gain on foreign exchange derivatives	(22,935)	—	(22,935)	—
Fair value loss (gain) on derivatives	2,399	1,392	3,351	(23,823)
Legal reserves and related costs	—	—	14,250	1,500
Other adjustments, net	15,679	24,200	31,476	24,200
Adjusted EBITDA	$(115,892)	$618,221	$(247,281)	$2,885,231
______________
(1)Crypto asset impairment, net represents impairment on crypto assets still held.
(2)Other impairment represents impairment on intangible assets, net of $0.1 million and $4.5 million for the three and nine months ended September 30, 2022, respectively, and impairment on property and equipment, net of $1.0 million and $4.6 million for the three and nine months ended September 30, 2022, respectively.

Liquidity and Capital Resources
Cash and cash equivalents, restricted cash, USDC and cash collateral
As of September 30, 2022, we had cash and cash equivalents of $5.0 billion, exclusive of restricted cash and customer custodial cash. As of September 30, 2022 and December 31, 2021, our cash and cash equivalents, restricted cash, USDC and cash collateral balance consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents:
Cash equivalents(1)	$2,282.1	$4,813.6
Cash held at banks	2,556.7	2,141.0
Cash held at venues	167.8	168.9
Total cash and cash equivalents	$5,006.6	$7,123.5

Restricted cash(2)	$23.1	$31.0
USDC(3)	368.1	100.1
Cash collateral posted against foreign currency forward contracts(4)	145.0	—
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
(4) See Note 9. Prepaid Expenses and Other Assets of the Notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information.

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
In August 2022, S&P Global Ratings announced a downgrade of our issuer credit rating and senior unsecured debt from BB+ to BB. In June 2022, Moody’s Investors Service (“Moody’s”) announced a downgrade of our Corporate Family Rating (CFR) to Ba3 from Ba2 and downgraded our guaranteed senior unsecured notes to Ba2 from Ba1. During the third quarter of 2022, Moody’s affirmed both ratings and placed us on a negative outlook.
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

As of September 30, 2022, we held $413.1 million of crypto assets for investment and operating purposes at impaired cost. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets and the variability of our earnings will be dependent on the future fair value of such crypto assets. We have limited ability to predict whether the sale of crypto assets received from airdrops or forks will be material to our future earnings, which is dependent on the future market liquidity, viability and fair value of such crypto assets. Our current policy is not to monetize unsupported forks or airdrops held on our platform. Crypto assets received through airdrops and forks, at the time of the airdrop or fork and at the end of the periods presented, are not material to our financial statements.
As of September 30, 2022 and December 31, 2021, the cost basis and fair value of our crypto assets held at impaired cost was as follows:

	September 30,		December 31,
	2022		2021
	Cost(1)	Fair Value(2)	Cost(1)	Fair Value(2)
	(in millions)
Crypto assets held as investments:
Bitcoin	$109.8	$168.8	$87.9	$265.8
Ethereum	102.1	172.4	46.1	167.1
Other	77.7	141.9	75.4	263.1
Total crypto assets held as investments	289.6	483.1	209.4	696.0

Crypto assets held for operating purposes:
Bitcoin	10.3	11.1	95.5	97.9
Ethereum	19.0	21.9	58.2	75.4
Other	94.2	112.0	203.4	267.5
Total crypto assets held for operating purposes	123.5	145.0	357.1	440.8
Total crypto assets held	$413.1	$628.1	$566.5	$1,136.8
__________________
(1)Cost amounts shown are net of impairment recognized.
(2)The fair value of crypto assets held is based on quoted market prices for one unit of each crypto asset reported on our platform at 11:59 pm Coordinated Universal Time (UTC) on the last day of the respective period multiplied by the quantity of each crypto asset held.

We view our crypto asset investments as long term holdings and we do not plan to engage in regular trading of crypto assets. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Customer accommodations and corporate expenses denominated in crypto assets are fulfilled with crypto assets held for operational purposes. We recognized $5.0 million and $441.2 million of impairment expense on our crypto asset investment portfolio for the three and nine months ended September 30, 2022, respectively.
Customer crypto assets and liabilities
The Company safeguards customer crypto assets and the associated keys and is obligated to safeguard them from loss, theft, or other misuse. In accordance with recently adopted guidance, SAB 121, we record customer crypto assets, as well as corresponding customer crypto liabilities on the condensed consolidated balance sheets, at fair value. See Note 8. Customer Assets and Liabilities of the Notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, for further information as of September 30, 2022.

Cash requirements and contractual obligations
Certain jurisdictions where we operate require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer custodial cash liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial cash, and in-transit customer receivables. As of September 30, 2022 and December 31, 2021, our eligible liquid assets were greater than the aggregate amount of customer custodial cash liabilities. We are also required to hold corporate liquid assets at our subsidiaries to meet capital requirements established by our regulators based on the value of crypto assets held in custody.
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
Our material cash requirements and contractual obligations arising in the normal course of business primarily consist of operating lease commitments, non-cancelable purchase obligations, debt and related interest payments, and income taxes. With respect to operating lease commitments, which consists of operating leases for corporate offices as of September 30, 2022, the total amount of lease payments due is $94.1 million, with $36.8 million due within the next 12 months. With respect to non-cancelable purchase obligations, which consists of committed spend primarily relating to technology and advertising, as of September 30, 2022, the total amount due was $611.2 million, with $310.5 million due within the next 12 months. See Notes 10. Accrued Expenses and Other Current Liabilities, 11. Indebtedness and 16. Income Taxes of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information relating to debt and income taxes as of September 30, 2022.

Cash flows

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(4,817,276)	$7,736,711
Net cash used in investing activities	(637,698)	(644,415)
Net cash (used in) provided by financing activities	(228,625)	3,393,411
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(5,683,599)	$10,485,707
Effect of exchange rates on cash, cash equivalents, and restricted cash	$(376,261)	$(1,111)
Change in customer custodial cash	$(3,935,128)	$5,193,574
Operating activities
We assess our cash flow from operating activities by adjusting for the change in customer custodial cash. We use this as a more accurate indicator of changes in our cash position and our ability to invest in our infrastructure and people to achieve our strategic objectives.
Net cash used in operating activities was $4.8 billion for the nine months ended September 30, 2022, of which $4.0 billion related to cash from the change in customer custodial cash liabilities. Our net cash used in operating activities, other than from customer custodial cash liabilities, reflected a net loss of $2.1 billion, partially offset by non-cash adjustments of $1.7 billion, which was driven by stock-based compensation expense, crypto asset impairment expense, unrealized losses on foreign exchange, depreciation and amortization expense, impairment expense on ventures investments, non-cash lease expense and other impairment expense. This was partially offset by deferred income taxes, realized gains on crypto assets driven by net crypto assets received from operating activities and a fair value gain on foreign exchange derivatives. In addition to these changes were changes in operating assets and liabilities, other than customer custodial cash liabilities, of $456.7 million.
Net cash provided by operating activities was $7.7 billion for the nine months ended September 30, 2021, of which $4.9 billion related to cash from the change in customer custodial cash liabilities. Our net cash provided by operating activities, other than from customer custodial cash liabilities, reflected net income of $2.8 billion and non-cash adjustments of $39.3 million, which was driven by benefits from deferred income taxes, realized gains on crypto assets driven by net crypto assets received from operating activities and fair value derivative adjustments. This was partially offset by stock-based compensation expense, crypto asset impairment expense, depreciation and amortization expense, and non-cash lease expense. In addition to these changes were changes in operating assets and liabilities, other than customer custodial cash liabilities, of $53.7 million.
Investing activities
Net cash used in investing activities of $637.7 million for the nine months ended September 30, 2022 was due to $445.5 million in net outflow for the purchase and sale of crypto assets, $186.2 million in net cash paid in the Unbound Security and FairXchange acquisitions, $57.7 million in investments of companies and technologies and $47.8 million in capitalized internal-use software development costs. This was partially offset by $101.8 million in net inflow for retail user loans repaid and originated.
Net cash used in investing activities of $644.4 million for the nine months ended September 30, 2021 was due to $251.1 million in investments of companies and technologies, $210.3 million in net outflow for the purchase and sale of crypto assets, $102.5 million in net outflow for retail user loans originated and repaid, $39.4 million in net cash paid for acquisitions, $24.0 million related to an asset acquisition of technical talent and $15.5 million in capitalized internal-use software development costs.

Financing activities
Net cash used in financing activities of $228.6 million for the nine months ended September 30, 2022 was due to $268.7 million of taxes paid related to net share settlements of equity awards and $170.0 million in repayments of short-term borrowings. This was partially offset by $149.4 million of proceeds received from the issuance of short-term borrowings, net of issuance costs, $41.0 million of proceeds from the issuance of common stock from stock option exercises, net of repurchases, and $16.1 million of proceeds received under our employee stock purchase plan.
Net cash provided by financing activities of $3.4 billion for the nine months ended September 30, 2021, was due to $2.0 billion of proceeds from the issuance of our Senior Notes, net of issuance costs and $1.4 billion of proceeds from the issuance of 2026 Convertible Senior Notes, net of issuances costs, $174.9 million of proceeds from the issuance of common stock from stock option exercises, net of repurchases, $20.0 million of proceeds from the issuance of a short-term borrowing, and $11.5 million of proceeds received under our employee stock purchase plan. This was partially offset by $103.1 million of taxes paid related to net share settlement of equity awards and the purchase of $90.1 million of capped calls in connection with the 2026 Convertible Senior Notes.
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
Except as described in Note 2. Summary of Significant Accounting Policies, of the Notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022.
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
Interest rate risk
We had cash and cash equivalents, including restricted cash and customer custodial cash, of $11.6 billion and $17.7 billion as of September 30, 2022 and December 31, 2021, respectively. Our investment policy and strategy related to our cash and cash equivalents and customer custodial cash is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents primarily consist of money market funds denominated in U.S. dollars and cash deposits. We also earn interest income from a revenue agreement we hold with the issuer of USDC. Changes in interest rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis points increase or decrease in interest rates would have resulted in a $51.8 million and $139.3 million increase or decrease in total revenue for the three and nine months ended September 30, 2022, respectively.
Foreign currency risk
Foreign currency transaction risk
Revenues, expenses, and financial results of our foreign subsidiaries are recorded in the functional currency of these subsidiaries. Our foreign currency exposure is primarily related to transactions denominated in Euros and British Pounds attributable to cash and cash equivalents, customer custodial cash and customer custodial cash liabilities and other intercompany transactions where the transaction currency is different from a subsidiary’s functional currency. Changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our results of operations as expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in our results of operations as a result of gains or losses on the settlement and the remeasurement of monetary assets and liabilities denominated in foreign currencies that are not the functional currency. We recognized net realized and unrealized foreign currency losses of $87.4 million and $221.8 million for the three and nine months ended September 30, 2022, respectively, compared to net realized and unrealized foreign currency losses of $18.8 million and $25.3 million for the three and nine months September 30, 2021, respectively, in other expense, net in the condensed consolidated statements of operations.
In the third quarter of 2022, we entered into foreign exchange forward contracts to hedge our exposure to foreign currency exchange rate risk on assets and liabilities denominated in currencies other than the functional currency. The forward contracts reduce, but do not entirely offset, the effect of foreign currency exchange rate fluctuations on our assets and liabilities. The gains and losses on the forward contracts are recognized in other expense, net in the condensed consolidated statements of operations.
Foreign currency translation risk
Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized losses on translation adjustments, net of tax, of $18.3 million and $33.1 million for the three and nine months ended September 30, 2022, respectively, compared to losses on translation adjustments, net of tax, of $3.2 million and $6.7 million for the three and nine months ended September 30, 2021, respectively, in the condensed consolidated statements of comprehensive (loss) income.

Market volatility and other risks associated with derivatives
We have exposure to derivatives and related hedges measured at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility.
As of September 30, 2022, we had embedded derivative assets of $3.6 million, as well as embedded derivative liabilities of $3.2 million as a result of entering into transactions to borrow crypto assets, which are recorded on the condensed consolidated balance sheets. We also had an embedded derivative asset of $4.3 million, as well as an embedded derivative liability of $3.7 million for other payables denominated in crypto assets, and an embedded derivative liability of $5.8 million for accounts receivables that are denominated in crypto assets. These embedded derivative assets and liabilities are recorded on the condensed consolidated balance sheets in accrued expenses and other current liabilities and accounts and loans receivable, net of allowance, respectively. In addition, we had a derivative asset of $22.9 million as a result of entering into foreign exchange forward derivative contracts that are recorded on the condensed consolidated balance sheets in prepaid expenses and other current assets. As of September 30, 2022, a 10% increase or decrease in the fair value of the derivative positions would not have a material impact on our financial results. For more information, see Notes 2. Summary of Significant Accounting Policies, 9. Prepaid Expenses and Other Assets, and 12. Derivatives, of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Equity investment risk
We hold strategic investments in privately held companies in the form of equity securities without readily determinable fair values in which we do not have a controlling interest or significant influence. These investments are subject to a wide variety of market and price-related risks due to the lack of readily available market data, which requires us to make significant estimates and assumptions that could substantially impact the carrying value of the investments. We perform a qualitative assessment of our portfolio of strategic equity investments on a quarterly basis for indicators of impairment. Our analysis includes a review of operating results, credit rating, asset quality and business prospects of the investees, changes in the regulatory and macroeconomic environment, and general market conditions of the geographical area or industry in which our investees operate in. If indicators of impairment exist and the estimated fair value of an investment is below the carrying amount, we will write down the investment to fair value. As of September 30, 2022 and December 31, 2021, our strategic equity investments in privately held companies was $357.0 million and $364.0 million, respectively. We are required to record all adjustments to the fair value of our investments through our condensed consolidated statements of operations under other expense, net. During the three and nine months ended September 30, 2022, we recognized impairment expense of $1.6 million and $70.9 million, respectively, related to our strategic investments in privately held companies. We anticipate volatility to our net income (loss) in future periods due to changes in fair value associated with these investments and changes in observable prices and similar transactions that could impact our fair value assessments. Based on future market conditions, these changes could be material to our financial results. For more information, see Note 9. Prepaid Expenses and Other Assets of the Notes to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Market price risk of crypto assets
We generate substantially all of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction and may vary depending on payment type and the value of the transaction. We also generate total revenue from our subscription products and services and, while revenue from these products and services have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect our operating results. In particular, our future profitability may depend upon the market price of Bitcoin and Ethereum, as well as other crypto assets. Crypto asset prices, along with our operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of Bitcoin, Ethereum and other crypto assets has had and could in the future have an adverse effect on our earnings, the carrying value of our crypto assets, and our future cash flows. This may also affect our liquidity and our ability to meet its ongoing obligations.
We record impairment charges on our crypto assets held when crypto asset prices decrease below the carrying value of these crypto assets. As of September 30, 2022, a 10% decrease in crypto asset prices would not have a material impact on our impairment charges. For more information, see Note 7. Goodwill, Intangible Assets, net, and Crypto Assets Held of the Notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. However, we are subject to regulatory oversight by numerous state, federal, and foreign regulators and we are and we may become subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business. For example, we have received investigative subpoenas and other inquiries from various state attorneys general for documents and information pertaining to our business practices and policies, customer complaints, asset launches, certain ongoing litigation, and certain transfers of crypto assets. In addition, we have received investigative subpoenas from the SEC and similar subpoenas and demand letters from various state regulators for documents and information about certain of our customer programs, operations, and intended future products, including our staking, stablecoin and yield-generating products. Also for example, in January 2021, the California Department of Fair Employment and Housing issued an investigative subpoena for documents and information related to certain of our business practices and policies, and the matter is ongoing. We intend to cooperate fully with such investigations. These examples are not exhaustive.

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
Risk Factors
The Most Material Risks Related to Our Business and Financial Position
Our operating results have and will significantly fluctuate, including due to the highly volatile nature of crypto.
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
•our ability to continue to diversify and grow our subscription and services revenue;
•our mix of revenue between transaction and subscription and services;
•pricing for our products and services;
•investments we make in the development of products and services as well as technology offered to our ecosystem partners, international expansion, and sales and marketing;
•adding crypto assets to, or removing from our platform;
•our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;
•market conditions of, and overall sentiment towards, the cryptoeconomy;
•macroeconomic conditions, including interest rates and inflation;
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
As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. In particular, subscription and services revenue has grown over time, including interest income received in connection with USDC. Therefore, our operating results could fluctuate significantly as a result of changes in the demand for our subscription and service offerings, in interest rates, and to our ongoing relationships with third parties.
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
Our net revenue may be concentrated in a limited number of areas. Within transaction revenue and subscription and services revenue, a meaningful concentration is from transactions in Bitcoin and Ethereum and interest income in connection with USDC, respectively. If revenue from these areas declines and is not replaced by new demand for crypto assets or other products and services, our business, operating results, and financial condition could be adversely affected.
We support a diverse portfolio of crypto assets for trading, staking and custody. However, for the nine months ended September 30, 2022 and the year ended December 31, 2021, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove approximately 52% and 45% of total Trading Volume on our platform during these periods, respectively. As such, in addition to the factors impacting the broader cryptoeconomy described in this section, our revenue may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
•the launch of Ethereum 2.0, including the migration of Ethereum to a proof-of-stake model;
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
Moreover, our subscription and services revenue has grown over time, including interest income received in connection with USDC. Such revenue depends on a variety of factors, including demand for our subscription and services offerings, demand for USDC, interest rates, and ongoing relationships with third parties. If such factors are negatively impacted, our business, operating results and financial condition could be adversely affected.
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
Moreover, we offer and may in the future offer products and services whose functionality or value depends in part on our management of token transaction smart contracts, liquid staking, asset tracking, or other applications that provide novel forms of customer engagement and interaction delivered via blockchain protocols. We may also offer products and services whose functionality or value depends on our ability to develop, integrate, or otherwise interact with such applications within the bounds of our legal and compliance obligations. The legal and regulatory landscape for such products, including the law governing the rights and obligations between and among smart contract developers and users and the extent to which such relationships entail regulated activity is uncertain and rapidly evolving. Our interaction with those applications, and the interaction of other blockchain users with any smart contracts or assets we may generate or control, could present legal, operational, reputational, and regulatory risks for our business.
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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. For example, we are currently subject to securities class actions and shareholder derivative actions, which are described in Note 18, Commitments and Contingencies, in the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
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
The Securities and Exchange Commission (the “SEC”) and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. For example, Chair Gary Gensler has repeatedly remarked on the need for further regulatory oversight on crypto assets, crypto trading, and lending platforms by the SEC. Public statements made in the past by senior officials at the SEC have indicated that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). In May 2022, the Chair of the U.S. Commodity Futures Trading Commission (the “CFTC”), Rostin Behnam, stated that Bitcoin and Ethereum are commodities. However, in June 2022, Mr. Gensler suggested that Bitcoin is a commodity but did not opine on the status of other crypto assets. Such statements by officials at the CFTC and SEC are not official policy statements by these agencies and reflect only the speakers’ views, which are not binding on any agency or court and cannot be generalized to any other crypto asset. In addition, in July 2022, the SEC separately filed securities fraud charges against a former employee related to misuse of confidential Coinbase information. These SEC charges allege that nine crypto assets involved in this matter are securities under federal securities laws, seven of which are, or were, listed on our platform: AMP, RLY, DDX, XYO, RGT, LCX, POWR. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset is a security under federal securities laws is ultimately determined by a federal court. No court ruling has yet been made in connection with these seven crypto assets. With respect to these and other crypto assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.
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

We have policies and procedures to analyze whether each crypto asset that we seek to facilitate trading on our platform could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which we use to make a risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a “security” under applicable laws. As discussed above, the SEC brought an enforcement action in July 2022 against a third party that alleges that seven crypto assets that are, or were, trading on our platform are securities. Such enforcement action may increase the risk that the SEC decides to bring an enforcement action against us for facilitating trading in these crypto assets on the basis that our platform is not registered as a national securities exchange or ATS.
Because our platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of crypto assets on our platform, we only permit trading on our core platform of those crypto assets for which we determine there are reasonably strong arguments to conclude that the crypto asset is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to crypto assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of crypto assets may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. For example, in December 2020, we announced that we had made a decision to suspend all XRP trading pairs on our platform in light of the SEC’s lawsuit filed against Ripple Labs, Inc. (“Ripple”) and two of its executives, alleging that they have engaged in an unregistered, ongoing securities offering through the sale of XRP. The SEC’s litigation with Ripple is still pending resolution. Additionally, as discussed above, in July 2022, the SEC filed securities fraud charges against one of our former employees and, as part of that complaint, alleged that seven of the digital assets that are, or were, listed on our platform and traded by the former employee are securities. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, facts, and developments in technology.

There can be no assurances that we will properly characterize over time any given crypto asset as a security or non-security for purposes of determining whether our platform will support trading of the crypto asset, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. The SEC may disagree with our prior assessments concerning XRP and the seven digital assets flagged in July 2022 and believe these crypto assets are securities. If an applicable regulatory authority or a court, in either case having final determinative authority on the topic, were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a security, we would not be able to offer such crypto asset for trading until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an asset that we currently support for trading on our platform constitutes a security may result in removing that crypto asset from our platform, and may also result in us determining that it is advisable to remove assets from our platform that have similar characteristics to the asset that was alleged or determined to be a security. Alternatively, we may determine not to remove a particular crypto asset from our platform even if the SEC or another regulator alleges that the crypto asset is a security, pending a final judicial determination as to that crypto asset’s proper characterization, and the fact that we waited for a final judicial determination would generally not preclude penalties or sanctions against us for our having previously made our platform available for trading that crypto asset without registering as a national securities exchange or ATS or registering tokens that we may issue, such as our cbETH token, with the SEC. As such, we could be subject to judicial or administrative sanctions for failing to offer or sell the crypto asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported crypto asset on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated on the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported crypto asset other than via our licensed subsidiaries, which could negatively impact our business, operating results, and financial condition. Furthermore, if we remove any assets from trading on our platform for any reason, our decision may be unpopular with users and may reduce our ability to attract and retain customers, especially if such assets remain traded on unregulated exchanges, which includes many of our competitors.
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

If any of our systems, or those of our third-party service providers, are disrupted for any reason, our products and services may fail, resulting in unanticipated disruptions, slower response times and delays in our customers’ trade execution and processing, failed settlement of trades, incomplete or inaccurate accounting, recording or processing of trades, unauthorized trades, loss of customer information, increased demand on limited customer support resources, customer claims, complaints with regulatory organizations, lawsuits, or enforcement actions. Further, when these disruptions occur, we have in the past, and may in the future, fulfill customer transactions using inventory to prevent adverse user impact and limit detrimental impact to our operating results. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Significant or persistent interruptions in our services could cause current or potential customers or partners to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation, and damage to our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.
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
As of September 30, 2022, we held $101.7 billion in custodial fiat currencies and cryptocurrencies on behalf of customers. Supported crypto assets are not insured or guaranteed by any government or government agency. We have also entered into partnerships or joint ventures with third parties, such as with the issuer of USDC, where we or our partners receive and hold customer funds. Our and our partners’ abilities to manage and accurately safeguard these customer assets requires a high level of internal controls. As our business continues to grow and we expand our product and service offerings, we must continue to strengthen our associated internal controls and ensure that our partners do the same. Our success and the success of our offerings requires significant public confidence in our and our partners’ ability to properly manage customers’ balances and handle large and growing transaction volumes and amounts of customer funds. In addition, we are dependent on our partners’ operations, liquidity, and financial condition for the proper maintenance, use, and safekeeping of these customer assets. Any failure by us or our partners to maintain the necessary controls or to manage customer crypto assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, lead customers to discontinue or reduce their use of our and our partners’ products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition. Moreover, because custodially held crypto assets may be considered to be the property of a bankruptcy estate, in the event of a bankruptcy, the crypto assets we hold in custody on behalf of our customers could be subject to bankruptcy proceedings and such customers could be treated as our general unsecured creditors. This may result in customers finding our custodial services more risky and less attractive and any failure to increase our customer base, discontinuation or reduction in use of our platform and products by existing customers as a result could adversely impact our business, operating results, and financial condition.
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

We deposit, transfer, and custody customer cash and crypto assets in multiple jurisdictions. In each instance, we require bank-level security encryption to safeguard customers’ assets for our wallet and storage systems, as well as our financial management systems related to such custodial functions. Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems, by internal or external threats. We believe we have developed and maintained administrative, technical, and physical safeguards designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees or service providers acting contrary to our policies, or others could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, misuse customer crypto assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Certain of our customer contracts do not limit our liability with respect to security breaches and other security-related matters and our insurance coverage for such impropriety is limited and may not cover the extent of loss nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our assets. Our ability to maintain insurance is also subject to the insurance carriers’ ongoing underwriting criteria. Any loss of customer cash or crypto assets could result in a subsequent lapse in insurance coverage, which could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory investigations, inquiries, or actions. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of customer assets could result in substantial costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, significant financial losses, damage our reputation, and adversely affect our business, operating results, financial condition, and cash flows.
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
•customers perceive the crypto assets on our platform to be bad investments, or experience significant losses in investments made on our platform;
•technical or other problems prevent us from delivering our products and services with the speed, functionality, security, and reliability that our customers expect;
•cybersecurity incidents, employee or service provider misconduct, or other unforeseen activities cause losses to us or our customers, including losses to assets held by us on behalf of our customers;
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
We have a substantial amount of indebtedness and other obligations. As of September 30, 2022, we had approximately $3.44 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $2.0 billion of our Senior Notes and $1.44 billion of our 2026 Convertible Notes.
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

Moreover, while fiat currencies can be used to facilitate illegal activities, crypto assets are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of crypto assets have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain crypto asset transactions, and encryption technology that anonymizes these transactions, that make crypto assets susceptible to use in illegal activity. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice, SEC, CFTC, FTC, or the Internal Revenue Service (“IRS”), and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving crypto assets. We also support crypto assets that incorporate privacy-enhancing features, and may from time to time support additional crypto assets with similar functionalities. These privacy-enhancing crypto assets obscure the identities of sender and receiver, and may prevent law enforcement officials from tracing the source of funds on the blockchain. Facilitating transactions in these crypto assets may cause us to be at increased risk of liability arising out of anti-money laundering and economic sanctions laws and regulations.
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
The level of prevailing short-term interest rates affects our profitability because we derive a portion of our revenue from interest earned from funds deposited with us by our customers which we hold on their behalf in custodial accounts at banks and from interest income earned in connection with USDC. Higher interest rates increase the amount of interest income earned from these activities. When short-term interest rates decline, our revenue derived from interest correspondingly declines, which negatively impacts our profitability. Conversely, as seen to date in 2022, when interest rates increase, investors may choose to shift their asset allocations, which could negatively impact our stock price or the cryptoeconomy more generally.
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
In order to own, transfer and use a crypto asset on its underlying blockchain network, a person must have a private and public key pair associated with a network address, commonly referred to as a “wallet.” Each wallet is associated with a unique “public key” and “private key” pair, each of which is a string of alphanumerical characters. To deposit crypto assets held by a customer onto our platform or custody platform, a customer must “sign” a transaction that consists of the private key of the wallet from where the customer is transferring crypto assets, the public key of a wallet that we control which we provide to the customer, and broadcast the deposit transaction onto the underlying blockchain network. Similarly, to withdraw crypto assets from our platform or custody platform, the customer must provide us with the public key of the wallet that the crypto assets are to be transferred to, and we would be required to “sign” a transaction authorizing the transfer. In addition, some crypto networks require additional information to be provided in connection with any transfer of crypto assets to or from our platforms. A number of errors can occur in the process of depositing or withdrawing crypto assets into or from our platform, such as typos, mistakes, or the failure to include the information required by the blockchain network. For instance, a user may incorrectly enter our wallet’s public key or the desired recipient’s public key when depositing and withdrawing from our platforms, respectively. Alternatively, a user may transfer crypto assets to a wallet address that the user does not own, control or hold the private keys to. In addition, each wallet address is only compatible with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can only be used to send and receive Bitcoins. If any Ethereum or other crypto assets are sent to a Bitcoin wallet address, or if any of the foregoing errors occur, all of the customer’s sent crypto assets will be permanently and irretrievably lost with no means of recovery. We have encountered and expect to continue to encounter similar incidents with our customers. Such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business.
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
Both Bitcoin and Ethereum protocols have been subject to “forks” that resulted in the creation of new networks, including Bitcoin Cash ABC, Bitcoin Cash SV, Bitcoin Diamond, Bitcoin Gold, Ethereum Classic, EthereumPOW, and others. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked crypto assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked crypto assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked crypto assets, and which results in further confusion to customers as to the nature of assets they hold on platforms. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of Bitcoin, Ethereum, or any of their forked alternatives.

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

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users.” These users have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract. For smart contracts that hold a pool of reserves, these users may also be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the assets held by the smart contract in reserves. Even for crypto assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related crypto assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. These super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, our customers who hold and transact in the affected crypto assets may experience decreased functionality and value of the applicable crypto assets, up to and including a total loss of the value of such crypto assets. Although we do not control these smart contracts, any such events could cause customers to seek damages against us for their losses, result in reputational damage to us, or in other ways adversely impact our business.
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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin No. 121, or SAB 121, which represents a significant change regarding how a company safeguarding crypto assets held for its platform users reports such crypto assets on its balance sheet and requires retrospective application as of January 1, 2022. Moreover, recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of crypto assets and related valuation and revenue recognition, and no official guidance has been provided by the FASB or the SEC, with the exception of SAB 121. In May 2022, the FASB added a project to its technical agenda to improve the accounting for and disclosure of certain digital assets. In October 2022, the FASB decided to require fair value measurement of digital assets that fall within the scope of this project. While the FASB has begun deliberating on the scope of this project, there has been no formal proposal or guidance issued related to the project and no timeline has been publicly communicated for the issuance of such guidance. As such, there remains significant uncertainty on how companies can account for crypto assets transactions, crypto assets, and related revenue. Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.
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
As a financial institution licensed to, among other things, engage in money transmission in the United States, to conduct virtual currency business activity in New York, and issue electronic money in Europe, we are subject to strict rules governing how we manage and hold customer fiat currency and crypto assets. We maintain complex treasury operations to manage and move customer fiat currency and crypto assets across our platforms and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency and crypto asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements. In addition, regulators may increase the amount of fiat currency reserves that we are required to maintain for our operations, as has happened in the past. For instance, in 2017, the Hawaii Division of Financial Institutions imposed a new policy whereby digital currency businesses are required to maintain cash reserves in an amount equal to the aggregate face value of digital currency funds held on behalf of customers, making our operations in Hawaii impracticable and forcing us to shut down operations in the state at the time. Any similar events can lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services, including Learning Rewards (formerly “Earn”) campaigns, margin trading, lending functions, and the addition of new payment rails increase these risks.

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
Other states have followed California’s lead. For example, in 2021, Virginia passed the Consumer Data Protection Act (the “CDPA”) (effective January 1, 2023) and Colorado passed the Colorado Privacy Act (the “CPA”) (effective July 1, 2023), both of which will provide comparable consumer privacy rights to the CCPA/CPRA. We cannot fully predict the impact of the CCPA, CPRA, CDPA, CPA, or other similar laws or regulations on our business or operations, but compliance may require us to modify our data processing practices and policies incurring costs and expense. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, it may require costly and difficult efforts to achieve compliance with such laws that could expose us to fines and penalties for non-compliance, particularly regarding legal obligations in the wake of a data breach. Further, in October 2021, the CFPB launched an inquiry into the data use and protection business practices of several large payments companies. The impact of this inquiry is uncertain and could result in stringent restrictions on the use of customer data.
Additionally, many foreign countries and governmental bodies, including Australia, Brazil, Kenya, the European Union, India, Japan, Philippines, Indonesia, Singapore, United Kingdom, Switzerland, and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, processing, storage, and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals’ affirmative opt-in consent to collect and use personal information for certain purposes.

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
Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is highest. Additionally, the United Kingdom (the “U.K.”) implemented its own Data Protection Act, effective in May 2018 and statutorily amended in 2019, which is further supplemented by the U.K. GDPR, which came into effect on January 1, 2021. The U.K. GDPR is based on the E.U. GDPR which applied in the U.K. before that date, with some changes to make it work more effectively in a U.K. context, including its own derogations, for how GDPR is applied in the U.K. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the E.U. GDPR as well as the U.K.’s Data Protection Act and U.K. GDPR, with each regime having the ability to result in fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.
Both the E.U. GDPR (covering the EEA) as well as U.K. and Swiss data protection laws impose strict rules on the transfer of personal data out of the E.U., U.K., or Switzerland to a “third country,” including the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the E.U.-U.S., Privacy Shield (under which personal data could be transferred from the E.U. to U.S. entities that had self-certified under the Privacy Shield scheme) on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal data transferred to the United States. In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case by case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other E.U. member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for E.U.-U.S. data transfers. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. Under the Implementing Decision, we have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. The U.K. Information Commissioner’s Office of the Data Protection Authority published the U.K. version of the Standard Contractual Clauses (the “SCCS”), and by March 2024, we will be required to use and honor these clauses for transfers of U.K. residents’ personal data to a foreign country that does not have adequate data protection.

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
We rely upon third-party platforms for the distribution of certain products and services. Our Coinbase, Coinbase Pro, and Coinbase Wallet apps are provided as free applications through both the Apple App Store and the Google Play Store, and are also accessible via mobile and traditional websites. The Google Play Store and Apple App Store are global application distribution platforms and the main distribution channels for our apps. As such, the promotion, distribution, and operation of our apps are subject to the respective platforms’ terms and policies for application developers, which are very broad and subject to frequent changes and re-interpretation. Further, these distribution platforms often contain restrictions related to crypto assets that are uncertain, broadly construed, and can limit the nature and scope of services that can be offered. For example, Apple App Store’s restrictions related to crypto assets have disrupted the proposed launch of many features within the Coinbase and Coinbase Wallet apps, including our Learning Rewards (formerly “Earn”) services and access to decentralized applications. If our products are found to be in violation of any such terms and conditions, we may no longer be able to offer our products through such third-party platforms. There can be no guarantee that third-party platforms will continue to support our product offerings, or that customers will be able to continue to use our products. For example, in November 2013, our iOS app was temporarily removed by Apple from the Apple App Store. In December 2019, we were similarly instructed by Apple to remove certain features relating to decentralized applications from our application to comply with the Apple App Store’s policies. Any changes, bugs, technical or regulatory issues with third-party platforms, our relationships with mobile manufacturers and carriers, or changes to their terms of service or policies could degrade our products’ functionalities, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges, any of which could affect our product usage and harm our business.

We have in the past, and may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties. If we are unsuccessful in establishing or maintaining strategic relationships with these third parties, our business, operating results, and financial condition could be adversely affected.
We have in the past, and may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties in connection with the development, operation and enhancements to our platform and products and the provision of our services. Identifying strategic relationships with third parties, and negotiating and documenting relationships with them may be time-consuming and complex and may distract management. Moreover, we may be delayed, or not be successful, in achieving the objectives that we anticipated as a result of such strategic relationship and counterparties to any strategic relationship may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. Conflicts may arise with our strategic partners, such as the interpretation of significant terms under any agreement, which may result in litigation or arbitration which would increase our expenses and divert the attention of our management. If we are unsuccessful in establishing or maintaining strategic relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, operating results, and financial condition could be adversely affected.
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

Our determination of our tax liability is subject to review and may be challenged by applicable U.S. and foreign tax authorities. Any adverse outcome of such a challenge could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. Furthermore, as we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the characterization and source of income or other tax items, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. The taxing authorities of the jurisdictions in which we operate may challenge our tax treatment of certain items or the methodologies we use for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.
Further, any changes in the tax laws governing our activities may increase our tax expense, the amount of taxes we pay, or both. For example, the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly reformed the U.S. federal tax code, reducing the U.S. federal corporate income tax rate, making sweeping changes to the rules governing international business operations, and imposing new limitations on a number of tax benefits, including deductions for business interest and the use of net operating loss carryforwards. The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), enacted on August 16, 2022, further amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance.
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

Our ability to use our deferred tax assets may be subject to certain limitations under U.S. or foreign law.
Realization of our deferred tax assets, in the form of future domestic or foreign tax deductions from the amortization or other recovery of capitalized expenses, will depend on future taxable income, and there is a risk that some or all of such deductions could be subject to limitation or otherwise unavailable to offset future income tax liabilities, all of which could adversely affect our operating results. For example, future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which could limit our use of such deductions in certain circumstances. Similarly, additional changes may be made to U.S. (federal and state) and foreign tax laws which could further limit our ability to fully utilize these deductions against future taxable income.
Under the recently passed Inflation Reduction Act, our ability to utilize tax deductions or losses from prior years may be limited by the imposition of the 15% minimum tax if, in future years, such minimum tax applies to us. Therefore, we may be required to pay U.S. federal income taxes in future years despite any future tax deductions or U.S. federal net operating loss (“NOL”) carryforwards that we accumulate.
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
As a public company we incur significant legal, accounting, and other expenses. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) and other applicable securities rules and regulations. Stockholder activism, the current political and social environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. If we encounter material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our condensed consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

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
As of September 30, 2022, we had 33,411,041 options outstanding that, if fully exercised, would result in the issuance of 4,935,039 shares of Class B common stock and the issuance of 28,476,002 shares of Class A common stock and 6,853,529 shares of Class A common stock outstanding subject to restricted stock units, or RSUs. All of the shares of Class A common stock and Class B common stock issuable upon the exercise of stock options or vesting and settlement of RSUs, and reserved for future issuance under our equity incentive plans, have been registered for public resale under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144 under the Securities Act.
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
None.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock and Class B common stock made by us in the three months ended September 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
July 1 – July 31, 2022	325	$18.45
August 1 – August 31, 2022	601	9.34
September 1 – September 30, 2022	—	—
	926	$12.53
___________________
(1)Represents shares of unvested Class A common stock and Class B common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We repurchased the shares from the former employees’ at the respective original exercise prices.
Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted as in iXBRL and contained in Exhibit 101					X
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

COINBASE GLOBAL, INC.

Date: November 3, 2022	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)