Form 10-K
period 2022-12-31
Coinbase Global, Inc.
filed 2023-02-21
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40289
Coinbase Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-4707224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Not Applicable(1)	Not Applicable(1)
(Address of Principal Executive Offices)	(Zip Code)
Not Applicable(1)
Registrant's telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00001 par value per share	COIN	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐   No   ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
(1) We are a remote-first company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, stockholder communications required to be sent to our principal executive offices may be directed to the email address set forth in our proxy materials and/or identified on our investor relations website.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $7.3 billion based on the closing sales price of the registrant’s Class A common stock as reported on Nasdaq Global Select Market on that date.
As of February 14, 2023, the number of shares of the registrant's Class A common stock outstanding was 183,582,191 and the number of shares of the registrant's Class B common stock outstanding was 47,891,545.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Glossary to the Cryptoeconomy
Throughout this Annual Report on Form 10-K, we use a number of industry terms and concepts which are defined as follows:
•Address: An alphanumeric reference to where crypto assets can be sent or stored.
•Bitcoin: The first peer-to-peer electronic cash system of global, decentralized, scarce, digital money as initially introduced in a white paper titled Bitcoin: A Peer-to-Peer Electronic Cash System by Satoshi Nakamoto.
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
•Consumers: Individual users with an account on our platform.
•Crypto: A broad term for any cryptography-based market, system, application, or decentralized network.
•Crypto asset or token: Any digital asset built using blockchain technology, including cryptocurrencies, stablecoins, and security tokens.
•Crypto Asset Volatility: Represents our internal measure of crypto volatility in the market relative to prior periods. The volatility is based on intraday returns of a volume-weighted basket of all assets listed on our trading platform. These returns are used to compute the basket’s intraday volatility which is then scaled to a daily window. These daily volatility values are then averaged over the applicable time period as needed.
•Cryptocurrency: Bitcoin and alternative coins, or “altcoins,” launched after the success of Bitcoin. This category of crypto asset is designed to work as a medium of exchange, store of value, or to power applications and excludes security tokens.
•Cryptoeconomy: A new open financial system built upon crypto.
•Customer: A consumer, institution, or developer on our platform.
•Dapps: Dapps, or decentralized applications, are applications that run on a decentralized network, typically using blockchain technology.
•DeFi: Short for Decentralized Finance. Peer-to-peer software-based network of protocols that can be used to facilitate traditional financial services like borrowing, lending, trading derivatives, insurance, and more through smart contracts.
•Developers: Developers, creators, merchants, asset issuers, organizations and financial institutions, and other groups building decentralized protocols, applications, products, or other services for the cryptoeconomy.
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
•Network: The collection of all nodes that use computing power to maintain the ledger and add new blocks to the blockchain. Most networks are decentralized, reducing the risk of a single point of failure.
•Node: A computer or group of computers that supports the operations of a blockchain network, by validating blocks, executing smart contracts, or storing copies of the blockchain available for other nodes in the network to establish consensus.
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
•Self-custodied Wallet: A self-custodied wallet, also known as a non-custodial wallet, is a type of cryptocurrency wallet where the user holds the private keys, instead of a third-party.
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
•Supported crypto assets: The crypto assets we support for trading and custody on our platform, which include crypto assets for trading and crypto assets under custody.

•USD Coin or USDC: A stablecoin issued by Circle that is backed by dollar denominated assets held by the issuer in segregated accounts with U.S. regulated financial institutions. Coinbase and Circle co-founded the Centre Consortium which supports and administers the governance of USDC.
•Web3: A broad category of crypto-powered technologies including self-custody wallets, decentralized apps and services, and open community engagement platforms.
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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negative of these terms or other similar expressions.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our net revenue, operating expenses, and our ability to achieve and maintain future profitability;
•our business plan and our ability to effectively manage any growth;
•anticipated trends, growth rates, and challenges in our business, the cryptoeconomy, web3, the price and market capitalization of crypto assets and in the markets in which we operate;
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
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally given the highly evolving and uncertain regulatory landscape;
•general macroeconomic conditions, including interest rates, inflation, economic downturns and industry trends, projected growth, or trend analysis;
•trends in revenue;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
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
We build safe, trusted, easy-to-use technology and financial infrastructure products and services that enable any person or business with an internet connection to discover, transact, and engage with crypto assets and decentralized applications. Our products enable customers to access and participate in the cryptoeconomy, a new open financial system built upon crypto, in more than 100 countries and serve as a critical infrastructure layer to web3, a broad category of crypto-powered technologies including self-custody wallets, decentralized apps and services, and open community engagement platforms.
The cryptoeconomy and web3 remain in their early days. Crypto asset prices are highly volatile and cyclical. Including the current cycle, we have observed four major crypto asset price cycles since 2010. Each previous cycle has varied in duration ranging from approximately two to four years, and has increased the overall crypto market capitalization from the prior cycle. As shown below, these cycles are visible when viewing the price of Bitcoin, the first and largest crypto asset, over time through December 31, 2022 on a logarithmic scale.

BTC Price (log scale)
CYCLE 01
2009-2012
CYCLE 02
2012-2016
CYCLE 03
2016-2020
CYCLE 04
2020 -->
$100,000
$10,000
$1,000
$100
$10
$1
$0.1
$0
(94%)
(85%)
(84%)
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
BTC PRICE
PEAK
TROUGH

Our Business
Coinbase offers a safe, trusted, easy-to-use platform that serves as a gateway to the cryptoeconomy for our three customer groups via both custodial and self-custodial solutions: consumers, institutions, and developers.
We continue to invest to grow and enhance our technology and product platform to ensure we are best positioned to serve as a one-stop shop to meet our customers’ needs as the cryptoeconomy continues to evolve and web3 develops. Throughout this Annual Report on Form 10-K, we will refer to platform or platforms as our full suite of products and offerings.

To support our customers’ needs, our goal is to expand access to a growing breadth and depth of crypto assets and fiat payment rails to our customers and expand access to more product experiences – both proprietary and third party, largely decentralized applications (Dapps).
Our asset addition strategy is asset agnostic and we seek to add access to every asset where it is safe and legal to do so. USDC – a leading US dollar stablecoin redeemable 1:1 for US dollars – is an asset whereby we have a unique commercial arrangement and generate income through means other than our customers' engagement with our products and services. We offer rewards on USDC to our customers in order to encourage participation.
Consumers
We serve as the consumers’ primary crypto account, offering both a custodial solution with the Coinbase application and self-custodied solution with Coinbase Wallet.
Our consumers are represented in over 100 countries, with the largest concentration in the United States of roughly 40%, followed by the UK / Europe of roughly 25%.
Coinbase App
The Coinbase app provides customers a single platform to discover, trade, stake, store, spend, earn, borrow, and use their crypto assets in both our own proprietary and third party product experiences as we enable access to decentralized applications via an integrated web3 wallet.
Trading in crypto, inclusive of discovering, buying and selling crypto assets is typically the first step in a consumer’s Coinbase experience. The Coinbase app is designed to serve a wide variety of consumers, whether they are buying their first token or are advanced traders. We offer two trading experiences within the application, a simple trading experience for consumers of any experience level and an advanced trading experience for more sophisticated traders. Simple trading refers to buying and selling cryptocurrencies using the basic interface of the app, and includes value-added services such as fixed price quotes and recurring trades. Our advanced trading experience offers traders access to real-time market information through interactive charts, order books, and a live trade history on the advanced trade view, and other trading tools.
We offer two pricing options for our consumers who engage with our crypto trading products. The first option is to pay for trades as they occur with a transparent pricing schedule including a transaction fee and a spread, that get added to the transaction when consumers buy, sell, or convert crypto assets in either a fiat-to-crypto or crypto-to-crypto trade. These transaction fees are fixed as a percentage of volume for simple trading (excluding small transactions which have flat fees), and tiered as a percentage of volume for advanced trading, based on users’ trading volumes on our platform. The second option is through our subscription product, Coinbase One, in which consumers pay a monthly fee, in lieu of a transaction fee, until reaching a certain trading volume threshold. However, for simple trading, a spread still applies to a trade. We do not charge our consumers a separate fee to safely store their crypto assets on our platform.
Beyond trading, one of the most popular transactions consumers often engage with is earning a yield on their crypto assets. We enable our customers to earn yield on their crypto assets in multiple ways, including via staking rewards, DeFi yield and other methods unique to certain crypto assets. Certain blockchain protocols, such as Ethereum, rely on staking, an alternative way to validate blockchain transactions. Network participants, in this case Coinbase, can designate a certain amount of their crypto assets on the network to validate transactions and get rewarded in kind from the network. Today, staking crypto assets is a technical challenge for most consumers. Staking independently requires a participant to run their own hardware, software, and maintain close to 100% up-time. We provide a true, on-chain proof-of-stake service, which reduces the complexities of staking and allows our consumers to maintain full ownership of their crypto assets while earning staking rewards. In return, we earn a commission on all staking rewards received.

We seek to expand proprietary product experiences within the Coinbase app in which consumers can engage and transact with crypto. Today, we also offer our consumers the ability to do peer-to-peer payments, remittances, direct deposit, spend through our Coinbase Card, a Coinbase branded debit card, and the ability to pledge certain crypto assets as collateral for a USD loan. No consumer assets, fiat nor crypto are used to fund loans. All consumer loans are funded with Coinbase corporate cash.
In addition to first party products, where customers’ crypto is stored on their behalf by Coinbase, we offer two wallet products: web3 wallet and Coinbase Wallet.
Web3 Wallet
Consumers have the opportunity to access third party products via adding a “web3 wallet” within the Coinbase app. The web3 wallet enables our customers to interact with certain Dapps, including transacting on decentralized exchanges or accessing art and entertainment services. This product provides consumers with the convenience to easily access and interact with Dapps, and shares the responsibility of knowing and storing the customer’s security key between the consumer and Coinbase, making wallet recovery possible. We monetize by charging a fee to engage in certain transactions on decentralized exchanges.
Coinbase Wallet
We also offer a software product, Coinbase Wallet, to consumers in over 100 markets, which allows them to engage and transact with the full universe of Dapps and crypto use cases without the need for a centralized intermediary such as Coinbase. The Coinbase Wallet product experience has similarities to the web3 wallet with key distinctions being consumers have sole control over their private keys and seed phrase, and have access to a more expansive set of assets and use cases within web3. We monetize certain transactions conducted via Dapps such as charging a fee through fiat-to-crypto transactions, and/or a fee to engage in transactions on decentralized exchanges.
Institutions
Our strategy is to provide institutions an integrated trading and financing product platform that provides capital efficiency across spot and derivatives markets to interact with the cryptoeconomy and web3.
Today, our institutional products are custodial offerings. We expect to expand first party products and services. In addition, we seek to expand our products to provide institutions streamlined access to web3 and decentralized applications over time.
Institutional customers comprise a variety of customer types, including but not limited to market makers, asset managers and asset owners, hedge funds (including many of the world’s largest hedge funds by reported assets under management), banks, wealth platforms, registered investment advisors, payment platforms, and public and private corporations.
We serve institutions through two primary products. Coinbase Prime is a comprehensive platform to serve all institutions’ spot crypto needs on an agency basis. We also provide market infrastructure in the form of trading venues via the Coinbase Spot Market and the Coinbase Derivatives Exchange.
Coinbase Prime
Coinbase Prime offers trading, storage, transfers, staking and financing to institutions through one integrated platform. Through Coinbase Prime, institutions have access to deep pools of liquidity across the crypto marketplace and best price execution due to our ability to route trades through a network of connected trading venues, including the Coinbase Spot Market. We offer volume-based pricing and charge a transaction fee for every matched trade.

Underpinning Coinbase Prime is an institutional-grade custody platform with a highly secure cold storage solution made available both within the US and globally. We charge a separate fee based on the total assets stored in custody on our platform.
Institutions also have the opportunity to earn rewards on their crypto assets held and we offer delegated, true, on-chain, proof-of-stake services for supported crypto assets. Institutions maintain full ownership of their crypto assets while earning staking rewards. Similar to our consumers, we earn a commission on staking rewards received.
Increasingly important to institutions is the ability to have access to financing products. We offer integrated financing products and services to select institutions that meet our credit criteria to access liquidity for their hedging, trading, and working capital needs. Customers typically need to pre-fund their account and maintain fiat or crypto assets on our platform in order to participate in the 24/7/365 instant settlement crypto market. We offer trade financing whereby we advance funds and settle on behalf of credit-eligible customers, removing a key point of friction by allowing customers to instantly trade on credit and settle within a few days. We earn interest income on loans outstanding.
Going forward, we may seek to provide advanced risk management services where Coinbase acts principally to facilitate transactions. We have established policies and procedures to mitigate conflicts of interests that may arise in these types of transactions.
Markets
We provide market infrastructure in the form of trading venues to trade spot via the Coinbase Spot Market and derivatives via the Coinbase Derivatives Exchange.
We recently added our first regulated derivatives offerings, the Nano Bitcoin Futures and Nano Ethereum Futures contracts, on our Coinbase Derivatives Exchange. Coinbase is the first crypto-native platform to gain traction in regulated derivatives. Today, we offer other derivatives intermediaries the ability to trade on our derivatives exchange. Pending regulatory approval, we look forward to making these derivative products available directly to our customers. We look to expand access to crypto markets by listing more trading pairs on our Spot Market and Derivatives Exchange.
Developers
Our Developer product suite includes some of our most nascent products, including Coinbase Cloud and Coinbase Pay. Coinbase Cloud offers crypto payment or trading APIs, data access, and staking infrastructure. These tools allow companies to build crypto products faster and to simplify how they interact with blockchains. Coinbase Pay and Coinbase Commerce allow developers and merchants to more easily integrate crypto transactions into their products and businesses.
Our Competition
The cryptoeconomy remains highly fragmented, intensely competitive, and subject to increasingly global regulatory scrutiny and oversight. We face significant competition from a variety of companies around the world – ranging from crypto native companies, including decentralized exchanges, to large traditional financial services incumbents and financial technology providers.
The competitive landscape varies significantly by geography. For example, the traditional financial services and financial technology companies we compete against are largely US and European based and operate under the same evolving US regulatory landscape that we do.
For consumers, we compete with a range of companies that solely focus on the crypto market, as well as financial technology and brokerage firms. These financial technology and brokerage firms have varying business models and offer an overlapping, but often more limited, product suite and choice of crypto assets.

For USDC, we compete against a range of other stablecoins and fiat currencies around the world.
For institutions, we primarily compete in the US with other crypto-focused companies, although some traditional financial incumbents offer solutions that are more limited in scope. Our institutional business operates the Coinbase Spot Market, which competes with a variety of crypto exchanges. Our spot market also competes with decentralized exchanges which have grown in popularity in recent years.
Globally we also compete against crypto native companies, some of which operate primarily in international markets that are subject to less regulatory oversight. As a result, their product offering is different, with the ability to offer a wider range of crypto assets and product experiences such as higher leverage financing products that appeal to sophisticated traders.
Across our product portfolio, we differentiate ourselves through our cohesive ecosystem of products and services that address the distinct needs of our customers, our full-stack technology platform purpose-built for the cryptoeconomy, significant investments in regulatory compliance and licensure, advanced cryptography and security expertise, and our emphasis on accessibility, trust, and ease of use. We invest in user research, design, and experience to continuously improve the ability of our products to address our users’ needs.
Additionally, we have continued to invest in the trust foundations of our business. We have built and expanded the use of advanced cryptographic techniques such as multi-party computation (MPC), an innovative approach to securing user funds, within the business. In parallel, we remain highly engaged with global regulatory bodies and governmental agencies.
Our ability to quickly and continuously innovate to support additional blockchains, provide products and services to our customers that are native to the crypto economy, such as staking and governance, and launch additional products and services further separates us from our competition. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a more comprehensive description of risks related to competition.
Trusted Crypto Platform
The failure of several prominent crypto trading venues and lending platforms, such as FTX, Celsius Networks, Voyager and Three Arrows Capital, in 2022 (the “2022 Events”) has impacted and may continue to impact the broader cryptoeconomy. The full extent of these impacts may not yet be known. Impacts include, but are not limited to, the consequent and ongoing financial distress and bankruptcy of certain crypto market participants, loss of confidence in the broader cryptoeconomy, reputational harm to crypto asset platforms generally, increased negative publicity of the broader cryptoeconomy, heightened scrutiny by regulators and lawmakers and calls for increased regulation of crypto assets and crypto asset platforms. We have had no material direct impact to our business, financial condition, customers or counterparties from the 2022 Events; however, the 2022 Events did cause a change to crypto market prices, crypto market volatility and customer sentiment, and each of these drivers do indirectly impact our business and our revenue potential. We do not have any known material financial exposure to other cryptoeconomy participants that faced insolvency and liquidity issues, experienced excessive redemptions or suspended redemptions or withdrawals of crypto assets, allegedly mishandled customer funds, or experienced significant corporate compliance failures in connection with the 2022 Events.

Following the 2022 Events, one of our highest priorities is to restore confidence and interest in the cryptoeconomy and maintain and increase engagement on our platform. We believe our safe and trusted crypto platform positions us well to achieve this, particularly because we have policies and procedures and take steps to help ensure proper safeguarding of crypto assets we hold. We hold crypto assets on behalf of customers. We also hold crypto assets for our own investment and operating purposes. For example, in certain instances we may use corporate crypto assets for wallet orchestration to facilitate transfers across our hot and cold wallets. Safely securing digital forms of value presents distinct challenges relative to securing analog assets. Possession of the private key (akin to a “password”) for a crypto asset generally determines who controls such asset. Protecting private keys from unwarranted access and theft is critically important because once the private key is taken control over the crypto asset is typically lost. We have pioneered industry-leading standards for managing private cryptographic keys and use sophisticated cybersecurity technologies such as multi-party computation to safeguard a wide range of crypto assets. These investments enable us to more effectively secure and transfer crypto assets using our platform.
We place great importance on safeguarding customer crypto assets. We hold our customer assets 1:1 at all times, which means we do not lend or rehypothecate customer assets, and do not act on customer assets or engage in fractional reserve banking with respect to customer assets without customer consent. For consumer and institutional users who participate in our staking program, their staked assets remain their assets. Staking does not affect ownership of staked assets, and customers have the same custody relationship with us whether or not they stake. Also, when users stake their assets through Coinbase, the rewards they earn for helping to secure the network are directly tied to the rewards returned by on-chain network protocols and marketplaces, which Coinbase passes through minus a disclosed fee. Coinbase does not unilaterally determine what reward to pay or whether to pay a reward. Further, we appropriately ledger, properly segregate and maintain separate accounts for our corporate crypto assets and customers’ crypto assets. Additionally, with respect to Coinbase entities that provide cold storage custody services, such as Coinbase Custody Trust Company, LLC, crypto assets are held separately in dedicated addresses and ledgered using a proprietary combination of hardware security modules. For Coinbase entities that provide crypto trading services, such as Coinbase, Inc., crypto assets are held in an omnibus manner on the blockchain and separated using a ledger system. Additionally, as a U.S. public company, we are required to undergo annual audits and quarterly reviews, which, among other things, require that our independent registered public accounting firm reviews and audits our crypto reserves, internal controls and reconciliation processes. Moreover, our various user, custody and client agreements clarify the applicability of Uniform Commercial Code (“UCC”) Article 8 to custodied crypto assets. UCC Article 8 provides that financial assets held by Coinbase are not property of Coinbase and not subject to claims of our general creditors.
We have and strive to maintain strong internal controls and risk management policies and procedures. As our business and the industry continues to grow and we expand our products and services, we will continue to update and strengthen such internal controls, policies and procedures, as well as work with our partners to do the same in order for us to remain an industry leader and a trusted platform. Additionally, we have procedures to process redemptions and withdrawals expeditiously, subject to the terms of applicable user agreements. For additional information, see Note 10. Customer Assets and Liabilities to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and Risk Factors—Our failure to safeguard and manage our and our customers’ fiat currencies and crypto assets could adversely impact our business, operating results, and financial condition and Risk Factors—Depositing and withdrawing crypto assets into and from our platform involve risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely impact our business included in Part I, Item 1A of this Annual Report on Form 10-K.

We also have policies in place to help us govern accounting controls, including customer account initiations and reconciliations, and to help prevent improper self-dealing and other conflicts of interest between us and our customers on our crypto asset trading platforms. For example, we have a crypto asset investment policy that allows us to invest up to 10% of our quarterly net income into a diversified portfolio of crypto assets. We execute these trades away from our crypto asset trading platform to avoid any conflict of interest with our customers. Additionally, Coinbase is committed to providing a fair, transparent, and equitable experience across our suite of trading products. Crypto assets and use cases are rapidly expanding and Coinbase seeks to offer our consumers access to all assets and use cases where it is safe and legal to do so. For example, we take a number of steps to mitigate conflicts in our digital asset listing process. We have a digital asset support committee that is composed of senior leaders from our product, legal, compliance, finance, and accounting departments. The digital asset support committee reviews the relevant aspects of any asset escalated to it in connection with a listing on our trading platform in accordance with our digital asset support policies and procedures that are designed to mitigate conflicts. Only the digital asset support committee decides which of these escalated assets we can and cannot list on our platform, and it does not coordinate such decisions with anyone outside of the committee. We also have policies and procedures that require committee members to recuse themselves from asset listing decisions where a committee member may have a conflict of interest.
Further, we carefully handle and keep customer data confidential through security and encryption as well as policies, training and monitoring. Moreover, we invest heavily in compliance tools. For example, in addition to robust know-your-customer and anti-money laundering programs, we employ an industry leading third-party trade surveillance software platform that helps us monitor and detect problematic trading activities on our platform. We have also invested in a range of technologies that are designed to help identify and prevent harmful activity on our platform, including fraud or account takeovers.
Human Capital
Powering the cryptoeconomy is no small task, and requires hiring, developing and retaining the most talented individuals who are deeply passionate about our mission to increase economic freedom and who are excited to build new products and services.
We work incredibly hard in pursuit of ambitious goals. We signal who will thrive at Coinbase by being transparent about our culture through our publicly available culture document. Our culture has and will evolve but, at our core, we prioritize the following principles:
•Clear communication
•Efficient execution
•Act like an owner
•Top talent
•Championship team
•Continuous learning
•Customer focus
•Repeatable innovation
•Positive energy
•Mission first

We are a remote-first company. We believe that allowing our employees to work in the location that best suits them provides us access to a large talent pool and a sustained advantage in hiring and retaining employees in the United States and worldwide.
We offer competitive, transparent compensation and unique learning. We conduct an annual market review to ensure our compensation maintains in line with our competitive compensation philosophy. We have single, transparent pay targets for the vast majority of our roles - eliminating most compensation negotiations - and provide one-year equity grants for the vast majority of employees. We have also made meaningful investments in learning and development, including offering an annual learning stipend and in-house crypto learning curriculum.
We continuously improve our people programs and practices. We regularly monitor engagement through quarterly pulse surveys to continuously optimize our culture, employee engagement, risk management, and productivity. We invest in these surveys and associated action planning at the executive level, as we believe our people and culture are key drivers of business success.
As of December 31, 2022, we had 4,510 employees. In January 2023, we announced a reduction to our workforce by approximately 950 employees.
Corporate Philanthropy
At the core of our mission is the philosophy that all people should have access to a more fair, accessible, efficient, and transparent financial system to support economic freedom. To this end, we subscribed to Pledge 1%, committing 1% of equity, profits and employee time to charitable endeavors to expand economic freedom specifically through crypto and blockchain applications.
Government Regulation
We operate globally in a complex and rapidly evolving regulatory environment and are subject to a wide range of laws and regulations enacted by U.S. federal, state, and local and foreign governments and regulatory authorities. The breadth of laws, rules, and regulations we are subject to include financial services and banking, consumer protection, money transmission, stored value and prepaid access, electronic payments, payment services, securities, commodities, derivatives and unclaimed property, as well as bespoke digital asset and cryptocurrency laws that have been promulgated in some jurisdictions. These laws, rules, and regulations evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy, require us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that regulators may disagree with our conclusions. We are not regulated by the Office of the Comptroller of the Currency. In addition, our trading platform is not an SEC-regulated national securities exchange or alternative trading system.
Globally, we are subject to increasingly strict legal and regulatory requirements relating to the detection and prevention of countering terrorist financing, anti-money laundering, fraud, tax evasion, and other illicit activity, the regulation of competition, economic and trade sanctions, privacy, cybersecurity, information security, and data protection. These descriptions are not exhaustive, and these laws, regulations and rules (and the interpretations thereof) frequently change and are increasing in number.
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

Anti-money laundering and counter-terrorist financing
We are subject to various anti-money laundering and counter-terrorist financing laws, including the Bank Secrecy Act (the “BSA”) in the United States, and similar laws and regulations abroad. In the United States, as a money services business registered with the Financial Crimes Enforcement Network (“FinCEN”), the BSA requires us to among other things, develop, implement, and maintain a risk-based anti-money laundering program, provide an anti-money laundering-related training program, report suspicious activities and transactions to FinCEN, comply with certain reporting and recordkeeping requirements, and collect and maintain information about our customers. In addition, the BSA requires us to comply with certain customer due diligence requirements as part of our anti-money laundering obligations, including developing risk-based policies, procedures, and internal controls reasonably designed to verify a customer’s identity. Many states and other countries impose similar and, in some cases, more stringent requirements related to anti-money laundering and counter-terrorist financing. We have implemented a compliance program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity in countries, or with persons or entities, included on designated lists promulgated by the Office of Foreign Assets Control (“OFAC”), and equivalent foreign authorities. Our compliance program includes policies, procedures, reporting protocols, and internal controls, and is designed to address legal and regulatory requirements as well as to assist us in managing risks associated with money laundering and terrorist financing. Anti-money laundering regulations are constantly evolving and vary from jurisdiction-to-jurisdiction. We continuously monitor our compliance with anti-money laundering and counter-terrorist financing regulations and industry standards and implement policies, procedures, and controls in light of the most current legal requirements.
Money transmission, stored value, and virtual currency business activity
In the United States, we have obtained licenses to operate as money transmitters or the equivalent in the states where such licenses or equivalent are required to conduct our business, as well as in the District of Columbia and Puerto Rico. In addition, we have obtained a BitLicense from the New York State Department of Financial Services (“NYDFS”). As a licensed money transmitter and an entity subject to the BitLicense regulatory regime, we are subject to, among other things, the BSA, restrictions and requirements with respect to the investment of customer funds and use and safeguarding of customer funds and crypto assets, and bonding, capital requirements including our aggregate net worth, prudential compliance obligations associated with customer notice and disclosure, reporting and recordkeeping requirements applicable to the company, as well as control persons and inspection and examination by state regulatory agencies. These state licensing laws also cover matters such as regulatory approval of controlling stockholders, directors, and senior management of the licensed entity.
Outside the United States, we have obtained licenses to provide crypto-asset custody and trading from the German Federal Financial Supervisory Authority. We are also registered as a crypto asset exchange service provider in Japan which provides crypto-asset and first-party payments services to Japanese customers pursuant to registration with the Kanto Local Finance Bureau of the Ministry of Finance of Japan, covering both crypto-asset and first-party payment services. In Singapore, we operate under the Payment Services Act and are supervised by the Monetary Authority of Singapore (“MAS”). We are presently operating under an In-Principal Approval status subject to MAS final approval to become a Major Payments Institution. Under these licenses and registrations, we are subject to a broad range of rules and regulations including in respect of AML, safeguarding of customer assets and funds, regulatory capital requirements, fit and proper management, operational controls, corporate governance, customer disclosures, reporting and record keeping.

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
Securities
In recent years, the Securities and Exchange Commission (“SEC”) and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws - however, there has not been definitive guidance on this point. A number of enforcement actions and regulatory proceedings have since been initiated against digital assets and digital asset products and their developers and proponents, as well as against trading platforms that support digital assets. Several foreign governments have also issued similar warnings cautioning that digital assets may be deemed to be securities under the laws of their jurisdictions.
We have established policies and practices to evaluate each crypto asset we consider for listing or for custody and are a founding member of the Crypto Rating Council, a member-owned and operated organization whose purpose is to assess whether any given crypto assets, or whether the development, issuance, and use of such assets, have characteristics that make them more or less likely to implicate U.S. federal securities laws. We also evaluate all other products and services prior to launch under U.S. federal and applicable international securities laws.
Broker-Dealer
Our broker-dealer business is operated by both Coinbase Capital Markets and Coinbase Securities, which are registered with the SEC as broker-dealers under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and in the states in which they conduct business. They are also members of and subject to the rules of the Financial Industry Regulation Authority (“FINRA”). All of our broker-dealer activities are subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and self-regulatory organizations with which they are registered or licensed or of which they are a member.

Commodities and derivatives
The CFTC has stated and CFTC enforcement actions have confirmed that at least some crypto assets, including Bitcoin, fall within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936 (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot commodity markets, including the spot crypto markets. We are subject to such authority with respect to improper trading on our platform. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products, and certain retail leveraged commodity transactions involving crypto assets, including the markets on which these products trade. Separately, security-based swaps are subject to SEC regulation and oversight. In general, we seek to ensure that crypto asset transactions on our crypto asset trading platform do not constitute futures, swaps, security-based swaps, other derivative products, or retail leveraged commodity transactions. Given our novel business model and uncertainty regarding the application of some of these laws and regulations, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements. Separately, our subsidiary, Coinbase Financial Markets, Inc. has applied for registration as a futures commission merchant (“FCM”) with the National Futures Association, and in February 2022, we acquired LMX Labs, LLC, a designated contract market (“DCM”) regulated by the CFTC, in connection with our acquisition of FairXchange, Inc. FCMs and DCMs are subject to numerous regulatory requirements, including strict capital requirements.
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

Consumer protection
The Federal Trade Commission, or FTC, the Consumer Financial Protection Bureau, or CFPB, and other U.S. federal, state, and local and foreign regulatory agencies regulate financial products, including money transfer services related to remittance or peer-to-peer transfers. These agencies, as well as certain other governmental bodies, including state attorneys general, have broad consumer protection mandates and discretion in enforcing consumer protection laws, including matters related to unfair or deceptive, and, in the case of the CFPB, abusive, acts or practices (“UDAAPs”), and they promulgate, interpret, and enforce rules and regulations that affect our business. For example, all persons offering or providing financial services or products to consumers in the United States, directly or indirectly, can be subject to enforcement actions related to the prohibition of UDAAPs. The CFPB has enforcement authority to prevent an entity that offers or provides consumer financial services or products or a service provider in the United States from committing or engaging in UDAAPs or violating other federal consumer financial laws such as Regulation E, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings. Recent market disruptions have led to numerous proposals among consumer protection focused agencies including by the FTC and CFPB for changes in the regulation of the crypto industry. New laws or regulations, or changes in enforcement of existing laws or regulations could require us to change certain business practices related to consumer disclosures, marketing and operational features related to payments and remittance regulations and other laws that may impact our business.
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
Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a variety of protections, including combination of patents, trademarks, trade secrets, copyrights, confidentiality procedures, and contractual commitments. We co-founded the Crypto Open Patent Alliance, and pledged to only use our crypto technology patents defensively. We may also in the future agree to license our patents to third parties as part of various patent pools and open patent projects.
Corporate Information
We were initially incorporated in May 2012 as Coinbase, Inc., a Delaware corporation. In January 2014, Coinbase Global, Inc. was incorporated as a Delaware corporation to act as the holding company of Coinbase, Inc. and our other subsidiaries. In April 2014, we completed a corporate reorganization whereby Coinbase, Inc. became a wholly-owned subsidiary of Coinbase Global, Inc. Coinbase Global, Inc.’s principal assets are the equity interests of Coinbase, Inc. In addition to Coinbase, Inc., Coinbase Global, Inc. is the parent company of a number of other operating subsidiaries.
Coinbase, the Coinbase logo, and other registered or common law trade names, trademarks, or service marks of Coinbase included in this Annual Report on Form 10-K are the property of Coinbase. Other trademarks, service marks, or trade names included in this Annual Report on Form 10-K are the property of their respective owners.

We are a remote-first company, meaning the majority of our employees work remotely. Due to this, we do not have a principal executive office.
Available Information
We file our annual, periodic and current reports, and other required information, electronically with the SEC and this information is available at www.sec.gov. We also make available on our website at www.coinbase.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We use our website, blog, press releases, public conference calls, public webcasts, our Twitter feed (@coinbase), Facebook page, LinkedIn page, YouTube channel, and Brian Armstrong’s Twitter feed (@brian_armstrong) as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. The contents of the websites referred to above are not incorporated into this filing.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
•We have in the past, and may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties. If we are unsuccessful in establishing or maintaining strategic relationships with these third parties or if these third parties fail to deliver certain operational services, our business, operating results, and financial condition could be adversely affected;
•Interest rate fluctuations could negatively impact us;
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
•We are subject to an extensive, highly-evolving and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition;
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
•Our failure to safeguard and manage our and our customers’ fiat currencies and crypto assets could adversely impact our business, operating results, and financial condition; and
•The theft, loss, or destruction of private keys required to access any crypto assets held in custody for our own account or for our customers may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any crypto assets, it could cause regulatory scrutiny, reputational harm, and other losses.
Risk Factors
The Most Material Risks Related to Our Business and Financial Position
Our operating results have and will significantly fluctuate, including due to the highly volatile nature of crypto.
Our operating results are dependent on crypto assets and the broader cryptoeconomy. Due to the highly volatile nature of the cryptoeconomy and the prices of crypto assets, which have experienced and continue to experience significant volatility, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptoeconomy. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

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
•pricing for our products and services;
•investments we make in the development of products and services as well as technology offered to our developers, international expansion, and sales and marketing;
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
•our ability to control costs, including our operating expenses incurred to grow and expand our operations and to remain competitive;
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

As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. In particular, our subscription and services revenue has grown over time with interest income received in connection with USDC is becoming a more meaningful revenue contributor. Therefore, our operating results could fluctuate significantly as a result of changes in the demand for our subscription and service offerings, in the demand for USDC, the balance of USDC on our platform, in interest rates, and to our ongoing relationships with third parties, such as the issuer of USDC.
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
We generate a large portion of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction. For our consumer trading product, we also charge a spread to ensure that we are able to settle purchases and sales at the price we quote to customers. We also generate a large portion of total revenue from our subscription and services, and such revenue has grown over time, primarily due to interest income growth in connection with USDC. Declines in the volume of crypto asset transactions, the price of crypto assets, or market liquidity for crypto assets generally may result in lower total revenue to us.
The price of crypto assets and associated demand for buying, selling, and trading crypto assets have historically been subject to significant volatility. For instance, in 2017, the value of certain crypto assets, including Bitcoin, experienced steep increases in value, and our customer base expanded worldwide. The increases in value of certain crypto assets, including Bitcoin, from 2016 to 2017, and then again in 2021, were followed by a steep decline in 2018 and again in 2022, which has adversely affected our net revenue and operating results. If the value of crypto assets and transaction volume do not recover or further decline, our ability to generate revenue may suffer and customer demand for our products and services may decline, which could adversely affect our business, operating results and financial condition. The price and trading volume of any crypto asset is subject to significant uncertainty and volatility, depending on a number of factors, including:
•market conditions of, and overall sentiment towards, crypto assets and the cryptoeconomy, including, but not limited to, as a result of actions taken by or developments of other companies in the cryptoeconomy;
•changes in liquidity, market-making volume, and trading activities;
•trading activities on other crypto platforms worldwide, many of which may be unregulated, and may include manipulative activities;
•investment and trading activities of highly active consumer and institutional users, speculators, miners, and investors;
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
•the liquidity and credit risk of other crypto platforms;
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
While we support a diverse portfolio of crypto assets for trading, staking and custody, our net revenue is concentrated in a limited number of areas, such as transactions in Bitcoin and Ethereum for transaction revenue and interest income in connection with USDC for subscription and services revenue. For the year ended December 31, 2022, we derived a more meaningful amount of our net revenue from interest income, primarily in connection with USDC, than we have historically. For the years ended December 31, 2022 and 2021, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove approximately 55% and 45% of total Trading Volume on our platform during these periods, respectively. Moreover, during 2022, the value of Bitcoin and Ethereum declined steeply and if the value of Bitcoin and Ethereum do not recover or further decline, our business and operating results could be adversely affected. As such, in addition to the factors impacting the broader cryptoeconomy described in this section, our revenue may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
•liquidity and credit risk issues experienced by other crypto platforms and other participants of the cryptoeconomy; and
•laws and regulations affecting the Bitcoin and Ethereum networks or access to these networks, including a determination that either Bitcoin or Ethereum constitutes a security or other regulated financial instrument under the laws of any jurisdiction.
Moreover, our subscription and services revenue has grown over time, including interest income received in connection with USDC. Such revenue depends on a variety of factors, including demand for our subscription and services offerings, demand for USDC, the balance of USDC on our platform, interest rates, and ongoing relationships with third parties, such as the issuer of USDC. If such factors are negatively impacted, our business, operating results and financial condition could be adversely affected.
We have in the past, and may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties. If we are unsuccessful in establishing or maintaining strategic relationships with these third parties or if these third parties fail to deliver certain operational services, our business, operating results, and financial condition could be adversely affected.
We have in the past, and may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties in connection with the development, operation and enhancements to our platform and products and the provision of our services. For example, the issuer of USDC provides us with creation and redemption services for USDC, including the operational capabilities required for our USDC customer-facing services. If the issuer of USDC fails to provide certain operational services, our ability to maintain our current level of offerings and customer experience for USDC could be harmed. Identifying strategic relationships with third parties, and negotiating and documenting relationships with them may be time-consuming and complex and may distract management. Moreover, we may be delayed, or not be successful, in achieving the objectives that we anticipated as a result of such strategic relationship. Counterparties to any strategic relationship may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and may subject us to additional risks to the extent such third party becomes the subject of negative publicity, faces its own litigation or regulatory challenges, or faces other adverse circumstances. Conflicts may arise with our strategic partners, such as the interpretation of significant terms under any agreement, which may result in litigation or arbitration which would increase our expenses and divert the attention of our management. If we are unsuccessful in establishing or maintaining strategic relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, operating results, and financial condition could be adversely affected.

Interest rate fluctuations could negatively impact us.
The level of prevailing short-term interest rates affects our profitability because we derive a large portion of our revenue from interest earned from funds deposited with us by our customers which we hold on their behalf in custodial accounts at banks and from interest income earned in connection with USDC. Higher interest rates increase the amount of interest income earned from these activities. When short-term interest rates decline, our revenue derived from interest correspondingly declines, which negatively impacts our profitability. Further, because interest income, particularly from USDC, has become an increased portion of our subscription and services revenue, if interest rates were to significantly decline from levels reached in 2022, our net revenue could decline. Conversely, when interest rates increase, investors may choose to shift their asset allocations, which could negatively impact our stock price or the cryptoeconomy more generally.
The future development and growth of crypto is subject to a variety of factors that are difficult to predict and evaluate. If crypto does not grow as we expect, our business, operating results, and financial condition could be adversely affected.
Crypto assets built on blockchain technology were only introduced in 2008 and remain in the early stages of development. In addition, different crypto assets are designed for different purposes. Bitcoin, for instance, was designed to serve as a peer-to-peer electronic cash system, while Ethereum was designed to be a smart contract and decentralized application platform. Many other crypto networks-ranging from cloud computing to tokenized securities networks-have only recently been established. The further growth and development of any crypto assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer, and usage of crypto assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:
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

We are subject to an extensive, highly-evolving and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.
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

Additionally, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the cryptoeconomy. For example, following the failure of several prominent crypto trading venues and lending platforms, such as FTX, Celsius Networks, Voyager and Three Arrows Capital in 2022 (the “2022 Events”), the U.S. Congress expressed the need for both greater federal oversight of the cryptoeconomy and comprehensive cryptocurrency legislation. In the near future, various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the cryptoeconomy generally, and crypto asset platforms in particular. The failures of risk management and other control functions at other companies that played a role in the 2022 Events could accelerate an existing regulatory trend toward stricter oversight of crypto asset platforms and the cryptoeconomy. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the cryptoeconomy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. For example, under recommendations from the Financial Crimes Enforcement Network (“FinCEN”), and the Financial Action Task Force (“FATF”), the United States and several foreign jurisdictions have or are likely to impose the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may face substantial costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. In December 2020, FinCEN released a proposed rule that would require us to collect personal information from the owners of self-custodied wallets that transfer cryptocurrencies to or receive cryptocurrencies from us, and report certain transactions to the federal government. There are substantial uncertainties on how these requirements would apply in practice, and we may face substantial costs to operationalize and comply with these rules.
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

We may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. As another example, the recent extension of anti-money laundering requirements to certain crypto-related activities by the European Union’s Fifth Money Laundering Directive has increased the regulatory compliance burden for our business in Europe and, as a result of the fragmented approach to the implementation of its provisions, resulted in distinct and divergent national licensing and registration regimes for us in different E.U. member states. Further E.U.-level legislation imposing additional regulatory requirements in relation to crypto-related activities is also expected in the near term, such as with the enactment of the Markets in Crypto-Assets Regulation (“MiCA”). Among other provisions, MiCA is expected to introduce a comprehensive authorization and compliance regime for crypto asset service providers and a disclosure regime for the issuers of certain crypto assets, which is expected to impact our operations in the European Union. For example, the requirements of privacy and data protection laws in the European Union, United States, and elsewhere are typically founded on the premise of centralized, data-controller-based data processing, and require fulfilling, among other things, individual rights to access or delete one’s data. This creates unique compliance challenges given the nature of blockchain’s peer-to-peer network architecture, lack of centralized control, immutability, and perpetual data storage.
Because we have offered and will continue to offer a variety of innovative products and services to our customers, many of our offerings are subject to significant regulatory uncertainty and we from time to time face regulatory inquiries regarding our current and planned products. For instance, we are a founding member of the Centre Consortium and a reseller of USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, anti-money laundering, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. Moreover, in October 2021, the President’s Working Group on Financial Markets, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency, issued a joint report that recommended legislation that would subject stablecoin issuers and wallet providers to increased federal oversight. There are substantial uncertainties on how these requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules. Certain products and services offered by us that we believe are not subject to regulatory oversight, or are only subject to certain regulatory regimes, such as Coinbase Wallet, a standalone mobile application that allows customers to manage their own private keys and store their crypto assets directly on their mobile devices, may cause us to be deemed to be engaged in a form of regulated activity for which licensure is required or cause us to become subject to new and additional forms of regulatory oversight. We also offer various staking, rewards, and lending products, all of which are subject to significant regulatory uncertainty, and could implicate a variety of laws and regulations worldwide. For example, there is regulatory uncertainty regarding the status of our staking, lending, rewards, and other yield-generating activities under the U.S. federal and state securities laws. While we have implemented policies and procedures, including geofencing for certain products and services, designed to help monitor for and ensure compliance with existing and new laws and regulations, there can be no assurance that we and our employees, contractors, and agents will not violate or otherwise fail to comply with such laws and regulations. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations, including related interpretations, orders, determinations, directives, or guidance, we or they could be subject to a litany of civil, criminal, and administrative fines, penalties, orders and actions, including being required to suspend or terminate the offering of certain products and services. Moreover, to the extent our customers nevertheless access our platform, products or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we could similarly be subject to a variety of civil, criminal, and administrative fines, penalties, orders and actions as a result of such activity.

Due to our business activities, we are subject to ongoing examinations, oversight, and reviews and currently are, and expect in the future, to be subject to investigations and inquiries, by U.S. federal and state regulators and foreign financial service regulators, many of which have broad discretion to audit and examine our business. We are periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have, are, and may in the future require us to take certain actions, including amending, updating, or revising our compliance measures from time to time, limiting the kinds of customers that we provide services to, changing, terminating, or delaying our licenses and the introduction of our existing or new product and services, and undertaking further external audit or being subject to further regulatory scrutiny, including investigations and inquiries. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. For example, in January 2023, we settled a New York Department of Financial Services (“NYDFS”) compliance investigation for a monetary penalty of $50 million and a separate commitment to make $50 million in compliance program investments by the end of 2024. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business, as well as increased costs, and supervision and examination for ourselves, our agents, and service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.
We operate in a highly competitive industry and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.
The cryptoeconomy is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. We expect competition to further intensify in the future as existing and new competitors introduce new products or enhance existing products. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on crypto-based services. Our main competition falls into the following categories:
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
•crypto-focused companies and traditional financial incumbents that offer point or siloed solutions specifically targeted at institutional customers; and

•stablecoins, other than USDC, and fiat currencies globally.
Historically, a major source of competition has been from companies, in particular those located outside the United States, who are subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, whilst also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions.
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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. For example, in January 2023, we settled an NYDFS compliance investigation for a monetary penalty of $50 million and a separate commitment to make $50 million in compliance program investments by the end of 2024. Additionally, we are currently subject to securities class actions and shareholder derivative actions. For a description of certain such litigation, regulatory investigations, and other proceedings, please see Note 21. Commitments and Contingencies, in the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
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
•delays to planned transactions, product launches or improvements; and

•damage to our brand and reputation.
Because of our large customer base, actions against us may claim large monetary damages, even if the alleged per-customer harm is small or non-existent. From time to time, we receive letters alleging claims on behalf of our users. Due to our large customer base, the ongoing defense and resolution or settlement of these alleged claims could be material and we may incur significant expenses associated with arbitrating or litigating the claims. Moreover, to the extent the current deterioration of the crypto asset market continues for a prolonged period, large platforms like us may become subject to or the target of increased litigation and additional government and regulatory scrutiny. Regardless of the outcome, any such matters can have an adverse impact, which may be material, on our business, operating results, or financial condition because of legal costs, diversion of management resources, reputational damage, and other factors.
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

A particular crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset or product offering, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
The Securities and Exchange Commission (the “SEC”) and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. For example, Chair Gary Gensler has repeatedly remarked on the need for further regulatory oversight on crypto assets, crypto trading, and lending platforms by the SEC. Public statements made in the past by senior officials at the SEC have indicated that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). In May 2022, the Chair of the U.S. Commodity Futures Trading Commission (the “CFTC”), Rostin Behnam, stated that Bitcoin and Ethereum are commodities. However, in June 2022, Mr. Gensler suggested that Bitcoin is a commodity but did not opine on the status of other crypto assets. In September 2022, Mr. Gensler suggested that he believes a vast majority of cryptocurrencies are securities. Such statements by officials at the CFTC and SEC are not official policy statements by these agencies and reflect only the speakers’ views, which are not binding on any agency or court and cannot be generalized to any other crypto asset. In addition, in July 2022, the SEC separately filed securities fraud charges against a former employee related to misuse of confidential Coinbase information. These SEC charges allege that nine crypto assets involved in this matter are securities under federal securities laws, seven of which are, or were, listed on our platform: AMP, RLY, DDX, XYO, RGT, LCX, POWR. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset is a security under federal securities laws is ultimately determined by a federal court. No court ruling has yet been made in connection with these seven crypto assets. With respect to these and other crypto assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.
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

We have policies and procedures to analyze whether each crypto asset that we seek to facilitate trading on Coinbase Spot Market could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which we use to make a risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a “security” under applicable laws. As discussed above, the SEC brought an enforcement action in July 2022 against a third party that alleges that seven crypto assets that are, or were, trading on our platform are securities. Such enforcement action may increase the risk that the SEC decides to bring an enforcement action against us for facilitating trading in these crypto assets on the basis that our platform is not registered as a national securities exchange or ATS.
Because Coinbase Spot Market, Coinbase Prime and Coinbase app are not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), we only permit trading of those crypto assets for which we determine there are reasonably strong arguments to conclude that the crypto asset is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to crypto assets to facilitate informed risk-based business judgment. In addition, as we shared in our petition for SEC rulemaking, we remain open to registering or relying on an exemption to facilitate and offer the sale of crypto asset securities. We recognize that the application of securities laws to the specific facts and circumstances of crypto assets may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. For example, in December 2020, we announced that we had made a decision to suspend all XRP trading pairs on our platform in light of the SEC’s lawsuit filed against Ripple Labs, Inc. (“Ripple”) and two of its executives, alleging that they have engaged in an unregistered, ongoing securities offering through the sale of XRP. The SEC’s litigation with Ripple is still pending resolution. Further, the SEC may file similar lawsuits against issuers of other crypto assets, which may cause us to reevaluate our support for such assets, and, potentially, decide to suspend listing such assets or assets with similar characteristics on our platform or suspend support for products related to such assets. Additionally, as discussed above, in July 2022, the SEC filed securities fraud charges against one of our former employees and, as part of that complaint, alleged that seven of the digital assets that are, or were, listed on our platform and traded by the former employee are securities. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, facts, and developments in technology.

There can be no assurances that we will properly characterize over time any given crypto asset or product offering as a security or non-security for purposes of determining whether Coinbase Spot Market will support trading of the crypto asset or product offering of the program, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. For example, in February 2023, the SEC entered into a settlement agreement with Kraken after alleging its staking-as-a-service program constituted an offering and sale of securities. Pursuant to the settlement agreement, Kraken committed to cease offering or selling securities through its crypto asset staking services or staking programs in the United States. Coinbase also has a staking program, which meaningfully differs from Kraken’s and does not constitute an offering or sale of securities. Specifically, while Kraken itself determined the rewards customers of its staking program received, Coinbase pays rewards as set by the protocol, minus our disclosed, flat-rate commission. However, the SEC may not agree with our assessment. Additionally, in February 2023, the SEC issued a Wells notice to the Paxos Trust Company, LLC (“Paxos”), which Paxos claims pertains to a potential SEC action alleging BUSD, a stablecoin that we currently list for trading on our platform, is a security. As a result, it is unclear if the SEC would take a similar view or action with respect to other crypto assets. Further, the SEC may disagree with our prior assessments concerning XRP and the seven digital assets flagged in July 2022 and believe these crypto assets are securities. If an applicable regulatory authority or a court, in either case having final determinative authority on the topic, were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a security, we would not be able to offer such crypto asset for trading until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an asset that we currently support for trading on our platform constitutes a security may result in removing that crypto asset from our platform, and may also result in us determining that it is advisable to remove assets from our platform that have similar characteristics to the asset that was alleged or determined to be a security. Alternatively, we may determine not to remove a particular crypto asset from Coinbase Spot Market even if the SEC or another regulator alleges that the crypto asset is a security, pending a final judicial determination as to that crypto asset’s proper characterization, and the fact that we waited for a final judicial determination would generally not preclude penalties or sanctions against us for our having previously made our platform available for trading that crypto asset without registering as a national securities exchange or ATS or registering tokens that we may issue, such as our cbETH token, with the SEC. As such, we could be subject to judicial or administrative sanctions for failing to offer or sell the crypto asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported crypto asset on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated on the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported crypto asset other than via our licensed subsidiaries, which could negatively impact our business, operating results, and financial condition. Additionally, the SEC has brought and may in the future bring enforcement actions against other cryptoeconomy participants and their product offerings that may cause us to modify or discontinue a product offering on our platform. If we were to modify or discontinue any product offering or remove any assets from trading on our platform for any reason, our decision may be unpopular with users, may reduce our ability to attract and retain customers (especially if similar product offerings or such assets remain traded on unregulated exchanges, which includes many of our competitors), and may adversely affect our business, operating results, and financial condition.

Further, if Bitcoin, Ethereum, stablecoins or any other supported crypto asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported crypto asset. For instance, all transactions in such supported crypto asset would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the networks on which such supported crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the crypto asset. Also, it may make it difficult for such supported crypto asset to be traded, cleared, and custodied as compared to other crypto assets that are not considered to be securities. Specifically, even if transactions in a crypto asset were registered with the SEC or conducted in accordance with an exemption from registration, the current intermediary-based framework for securities trading, clearance and settlement is not consistent with the operations of the crypto asset market. For example, under current SEC guidance, crypto asset securities cannot be held on behalf of customers by broker-dealers that also support custody of traditional securities; and the SEC has not permitted public permissionless blockchain-based clearance and settlement systems for securities.
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
We rely on bank accounts to provide our platform and custodial services. In particular, customer cash holdings on our platform are held with one or more of our multiple banking partners. As a registered money services business with FinCEN under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations enforced by FinCEN, or collectively, the BSA, a licensed money transmitter in a number of U.S. states and territories, a licensee under NYDFS’s Virtual Currency Business Activity regime, commonly referred to as a BitLicense, a licensed electronic money institution under both the U.K. Financial Conduct Authority and the Central Bank of Ireland, and a limited purpose trust company chartered by the NYDFS, our banking partners view us as a higher risk customer for purposes of their anti-money laundering programs. We may face difficulty establishing or maintaining banking relationships due to our banking partners’ policies and some prior bank partners have terminated their relationship with us or have limited access to bank services. The loss of these banking partners or the imposition of operational restrictions by these banking partners and the inability for us to utilize other redundant financial institutions may result in a disruption of business activity as well as regulatory risks. In addition, as a result of the myriad of regulations, the risks of crypto assets generally, or the adverse reputational impact of the 2022 Events on our industry, financial institutions in the United States and globally may decide to not provide, or be prohibited from providing, account, custody, or other financial services to us or the cryptoeconomy generally. Further, we have existing redundancies in U.S. and global financial institutions that work with crypto companies with which we engage. However, if these financial institutions limit or end their cryptomarket activity, or if banking relationships become severely limited or unavailable to cryptomarket participants in a certain country, there could be temporary delays in or unavailability of services in such country that are critical to our operations, developers or customers, a further limit on available vendors, reduced quality in services we, our developers or our customers are able to obtain, and a general disruption to the cryptoeconomy, potentially leading to reduced activity on our platform which may adversely impact our business, operating results, and financial condition.
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

Our failure to safeguard and manage our and our customers’ fiat currencies and crypto assets could adversely impact our business, operating results, and financial condition.
As of December 31, 2022, we held a combined $80.5 billion in custodial fiat currencies and cryptocurrencies on behalf of customers. Supported crypto assets are not insured or guaranteed by any government or government agency. We have also entered into partnerships or joint ventures with third parties, such as with the issuer of USDC, where we or our partners receive and hold customer funds. Our and our partners’ abilities to manage and accurately safeguard these customer assets and the crypto assets we hold for our own investment and operating purposes requires a high level of internal controls. As our business continues to grow and we expand our product and service offerings, we must continue to strengthen our associated internal controls and ensure that our partners do the same. Our success and the success of our offerings requires significant public confidence in our and our partners’ ability to properly manage customers’ balances and handle large transaction volumes and amounts of customer funds. In addition, we are dependent on our partners’ operations, liquidity, and financial condition for the proper maintenance, use, and safekeeping of these customer assets. We believe our policies and procedures protect us from material risks surrounding the safeguarding of crypto assets, audited ledgering of customer funds and corporate assets, and conflicts of interest. However, any material failure by us or our partners to maintain the necessary controls, policies, procedures or to manage the crypto assets we hold for our own investment and operating purposes could adversely impact our business, operating results, and financial condition. Further, any material failure by us or our partners to maintain the necessary controls or to manage customer crypto assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, lead customers to discontinue or reduce their use of our and our partners’ products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition. Moreover, because custodially held crypto assets may be considered to be the property of a bankruptcy estate, in the event of a bankruptcy, the crypto assets we hold in custody on behalf of our customers could be subject to bankruptcy proceedings and such customers could be treated as our general unsecured creditors. This may result in customers finding our custodial services more risky and less attractive and any failure to increase our customer base, discontinuation or reduction in use of our platform and products by existing customers as a result could adversely impact our business, operating results, and financial condition.
Further, we place great importance on safeguarding crypto assets we custody and keeping them bankruptcy remote from our general creditors, and in June 2022 we updated our Retail User Agreement to clarify the applicability of UCC Article 8 to custodied crypto assets- the same legal protection that our institutional custody and prime broker clients also rely upon. UCC Article 8 provides that financial assets held by Coinbase are not property of Coinbase and not subject to the claims of its general creditors. In light of UCC Article 8, we believe that a court would not treat custodied crypto assets as part of our general estate; however, due to the novelty of crypto assets, courts have not yet considered this type of treatment for custodied crypto assets.

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
Our success depends on our ability to retain existing customers and attract new customers, including developers, to increase engagement with our products, services, and platform. To do so, we must continue to offer leading technologies and ensure that our products and services are secure, reliable, and engaging. We must also expand our products and services, and offer competitive prices in an increasingly crowded and price-sensitive market. There is no assurance that we will be able to continue to do so, that we will be able to retain our current customers or attract new customers, or keep our customers engaged. Any number of factors can negatively affect customer retention, growth, and engagement, including if:
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
Our operating expenses may increase in the future as we continue to attract and retain talent, expand our sales and marketing efforts, develop additional products and services, expand our international business, and in connection with certain expenses related to operating as a public company. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reductions in June 2022 and January 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Our operations may prove more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these higher expenses. Our revenue growth and net revenue may continue to decline for a number of other reasons, including reduced demand for our offerings, increased competition, adverse macroeconomic conditions, a decrease in the growth or size of the cryptoeconomy, or any failure to capitalize on growth opportunities. Any failure to increase our revenue could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow on any quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results, and financial condition may suffer.
If we do not effectively scale our business, or are unable to maintain and improve our systems and processes, our operating results could be adversely affected.
We have experienced a period of significant growth in recent years, both in terms of employee headcount and customer growth, followed by the scaling back of our business in response to changing economic conditions throughout 2022. As our business changes, it becomes increasingly complex. To effectively manage and capitalize on our growth periods, we need to manage headcount, capital and processes efficiently while making investments such as expanding our information technology and financial, operating, and administrative systems and controls. Growth and scaling back initiatives could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, managing and retaining a remote and evolving employee base. If we do not adapt or scale to meet these evolving challenges, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.
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

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, including furloughs, layoffs and reductions in force. For example, in June 2022 and in January 2023, in response to rapidly changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency, we reduced our workforce. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.
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
A relatively small number of institutional market makers and high-transaction volume consumer customers account for a significant amount of the Trading Volume on our platform and our net revenue. We expect significant Trading Volume and net revenue attributable to these customers for the foreseeable future. As a result, a loss of these customers, or a reduction in their Trading Volume, and our inability to replace these customers with other customers, could have an adverse effect on our business, operating results, and financial condition.
Due to our limited operating history, it may be difficult to evaluate our business and future prospects, and we may not be able to achieve or maintain profitability in any given period.
We began our operations in 2012 and since then our business model has continued to evolve. Our net revenue has significantly grown since our formation, but there is no assurance that this growth rate will continue in future periods and you should not rely on the revenue growth of any given prior quarterly or annual period as an indication of our future performance. For example, while we generated $7.4 billion and $1.1 billion in total net revenue for the years ended December 31, 2021 and December 31, 2020, respectively, our total net revenue for the year ended December 31, 2022 was $3.1 billion, representing a decline of 57% compared to the prior year, primarily due to declining crypto prices, lower crypto asset volatility, and uncertainty in the cryptoeconomy following the 2022 Events. If our total net revenue were to further decline significantly for an extended period of time, our business, operating results and financial condition could be adversely affected. Our limited operating history and the volatile nature of our business make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties as described in this section. If we do not manage these risks successfully, our business may be adversely impacted. If our growth rate were to decline significantly or become negative, it could adversely affect our operating results and financial condition. If we are not able to achieve or maintain positive cash flow from operations, our business may be adversely impacted and we may require additional financing, which may not be available on favorable terms or at all, or which would be dilutive to our stockholders.

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
From time to time we have been, and may in the future be, subject to claims and disputes with our customers with respect to our products and services, such as regarding the execution and settlement of crypto asset trades, fraudulent or unauthorized transactions, account takeovers, deposits and withdrawals of crypto assets, failures or malfunctions of our systems and services, or other issues relating to our products services. For example, during periods of heavy Trading Volumes, we have received increased customer complaints. Additionally, the ingenuity of criminal fraudsters, combined with many consumer users’ susceptibility to fraud, may cause our customers to be subject to ongoing account takeovers and identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and, in any case, require continuous improvement and optimization for continually evolving forms of fraud to be effective. There can be no guarantee that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our customers, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor customer experiences, including indefinite account inaccessibility for some of our customers, which increases our customer support costs and can compound damages. We could incur significant costs in compensating our customers, such as if a transaction was unauthorized, erroneous, or fraudulent. We could also incur significant legal expenses resolving and defending claims, even those without merit. To the extent we are found to have failed to fulfill our regulatory obligations, we could also lose our authorizations or licenses or become subject to conditions that could make future operations more costly, impair our ability to grow, and adversely impact our operating results. We currently are, and may in the future become, subject to investigation and enforcement action by state, federal, and international consumer protection agencies, including the Consumer Financial Protection Bureau (the “CFPB”), the Federal Trade Commission (the “FTC”), state attorneys general in the United States, the U.K. Financial Conduct Authority, the U.K. Financial Ombudsman Service, and the U.K. Office of Fair Trading, each of which monitors customer complaints against us and, from time to time, escalates matters for investigation and potential enforcement against us.
While certain of our customer agreements contain arbitration provisions with class action waiver provisions that may limit our exposure to consumer class action litigation, some federal, state, and foreign courts have refused or may refuse to enforce one or more of these provisions, and there can be no assurance that we will be successful in enforcing these arbitration provisions, including the class action waiver provisions, in the future or in any given case. Legislative, administrative, or regulatory developments may directly or indirectly prohibit or limit the use of pre-dispute arbitration clauses and class action waiver provisions. Any such prohibitions or limitations on or discontinuation of the use of such arbitration or class action waiver provisions could subject us to additional lawsuits, including additional consumer class action litigation, and significantly limit our ability to avoid exposure from consumer class action litigation.

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
We launched a beta of Coinbase NFT, a peer-to-peer marketplace for minting, purchasing, showcasing, and discovering non-fungible tokens (NFTs), which may further expose us to legal, regulatory, and other risks that could adversely affect our business, operating results, and financial condition.
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
We may also experience media, legislative, or regulatory scrutiny of our actions or decisions related to our content enforcement practices with respect to our NFT marketplace either as a result of our perceived failure to respond expeditiously or appropriately to the sharing of content perceived as objectionable or as a result of our decisions to remove content or suspend participation on our NFT marketplace by persons who violate our content standards and terms of service. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and demand for our NFT marketplace, which could result in decreased revenue and adversely affect our business, operating results, and financial condition.
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
If our cash flows are insufficient to fund our debt and other obligations and we are unable to refinance or restructure these obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell material assets or operations to meet our debt and other obligations. We cannot assure you that we would be able to implement any of these alternative measures on satisfactory terms or at all or that the proceeds from such alternatives would be adequate to meet any debt or other obligations when due. If it becomes necessary to implement any of these alternative measures, our business, operating results, or financial condition could be materially and adversely affected.
We have a substantial amount of indebtedness and other obligations, which could adversely affect our financial position and prevent us from fulfilling our obligations under the 2026 Convertible Notes and Senior Notes.
We have a substantial amount of indebtedness and other obligations. As of December 31, 2022, we had approximately $3.44 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $2.0 billion of our Senior Notes and $1.44 billion of our 2026 Convertible Notes.
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
We provide consumer and commercial loans to qualified customers secured by their crypto or fiat asset holdings on our platform, which exposes us to the risk of our borrowers’ inability to repay such loans. In addition, such activity results in us being subject to certain lending laws and regulations in the applicable jurisdiction and as a result we may be subject to additional regulatory scrutiny. In the future we may enter into credit arrangements with financial institutions to obtain more capital. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified customers to the extent we rely on such credit lines to continue to offer or to grow such products. Further, our credit approval process, pricing, loss forecasting, and scoring models may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information. While we have procedures in place to manage our credit risk, such as conducting due diligence on our customers and running stress test simulations to monitor and manage exposures, including any exposures resulting from loans collateralized with crypto assets, we remain subject to risks associated with our borrowers’ creditworthiness and our approval process. Such risks are heightened following the 2022 Events.
Borrower loan loss rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. In particular, loss rates on loans may increase due to factors such as prevailing market conditions in the cryptoeconomy, the price of Bitcoin and other crypto assets, which have experienced significant fluctuations, the amount of liquidity in the markets, and other factors. Borrowers may seek protection under federal bankruptcy law or similar laws. If a borrower of a loan files for bankruptcy (or becomes the subject of an involuntary petition), a stay may go into effect that will automatically put any pending collection actions on the loan on hold and prevent further collection action absent bankruptcy court approval. The efficacy of our security interest in customer collateral is not guaranteed under applicable state law or the Uniform Commercial Code and therefore we may be exposed to loss in the event of a customer default, even if we appear to be secured against such default. While we have not incurred any material losses to date, if any of the foregoing events were to occur, our reputation and relationships with borrowers, and our financial results, could be harmed. We intend to continue to explore other products, models, and structures for offering consumer and commercial financing, and other forms of credit and loan products. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed.
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
We route orders through third-party trading venues in connection with our Coinbase Prime trading service. The loss or failure of any such trading venues may adversely affect our business.
In connection with our Prime trading service, we routinely route customer orders to third-party exchanges or other trading venues. In connection with these activities, we generally hold cash and other crypto assets with such third-party exchanges or other trading venues in order to effect customer orders. If we were to experience a disruption in our access to these third-party exchanges and trading venues, our Prime trading service could be adversely affected to the extent that we are limited in our ability to execute order flow for our Prime customers. In addition, while we have policies and procedures to help mitigate our risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, we might not be able to fully recover the cash and other crypto assets that we have deposited with these third parties, and these risks may be heightened following the 2022 Events. For example, in connection with the 2022 Events, we were not able to recover an immaterial amount of cash deposited at FTX. As a result, our business, operating results and financial condition could be adversely affected.

We have historically had a highly active acquisition and investment strategy and, while we have been less active in acquisitions and investments due to current market conditions, we may from time to time make acquisitions and investments, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.
As part of our business strategy, we have historically been highly active in acquiring and investing in order to, among other things, add specialized employees, complementary companies, products, services, licenses, or technologies. While in 2022, we reduced our activity with respect to acquisitions and investments due to market conditions, we may still from time to time make further acquisitions and investments. As part of our business strategy, we continue to routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, and other transactions. In the future, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. We also invest in companies and technologies, many of which are private companies and technologies that are highly speculative in nature. In the future, we may not be able to find other suitable acquisition and investment candidates, and we may not be able to complete acquisitions or make investments on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions. We may in the future be required to write off acquisitions or investments. For example, we recorded gross impairment charges of $101.4 million on our strategic investments in various companies and technologies for the year ended December 31, 2022, primarily as a result of adverse economic conditions in 2022. To the extent the adverse economic conditions continue for a prolonged period, our strategic investments could be further impaired. Moreover, our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by customers, developers, advertisers, or investors. For example, in February 2019, we announced the acquisition of Neutrino S.r.l., a blockchain intelligence platform, whose founders were directly affiliated with the software firm the Hacking Team, which purportedly sold software with surveillance capabilities to governments with authoritarian regimes, resulting in reputational harm to our business, a loss of customers, and increased cost. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our net revenue and operating results could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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
Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.
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

Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate fraudulent and spam accounts that violate our terms of service, and exclude these users from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. Additionally, users are not prohibited from having more than one account and both our Verified Users and MTU metrics may overstate the number of unique customers who have registered an account on our platform as one customer may register for, and use, multiple accounts with different email addresses, phone numbers, or usernames. Furthermore, MTUs may overstate the number of unique consumers due to differences in product architecture or user behavior, which may cause MTUs to fluctuate. For example, a user may currently have a Coinbase Wallet account that is unlinked to their registered account on our platform, but then choose to link these accounts in the future as our product offerings evolve. To the extent that the user had activity in both their Wallet and their registered account in the measurement period, what was previously captured as two unique MTUs would now be counted as a single MTU. If our metrics provide us with incorrect or incomplete information about users and their behavior, we may make inaccurate conclusions about our business.
We may change our key business metrics from time to time, which may be perceived negatively. Given the rapid evolution of the crypto markets and our revenue sources, we regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, we have decided to make changes, and in the future may make additional changes, to our key business metrics, including eliminating or replacing existing metrics. For example, in order to provide more relevant insight into our current business performance and align with how management views the business, beginning with our Quarterly Report on Form 10-Q for the three months ending March 31, 2023, we do not plan to report Verified Users as a key business metric in our future periodic filings. Moreover, we will no longer present Assets on Platform as a key business metric because this metric is comprised of the aggregate of our “customer crypto liabilities” and our “customer custodial cash liabilities,” which are each set forth on our consolidated balance sheets. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” in Part II, Item 7 of this Annual Report on Form 10-K. Further if investors or the media perceive any changes to our key business metrics disclosures negatively, our business could be adversely affected.
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
Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment, maintenance, and scaling of our compliance, audit, and reporting systems to continuously keep pace with our customer activity and transaction volume, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have devoted significant resources to develop policies and procedures to identify, monitor, and manage our risks, and expect to continue to do so in the future, we cannot assure you that our policies and procedures are and will always be effective or that we have been and will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Further, as a result of the 2022 Events or similar market disruptions in the future, we may reevaluate our risk management policies and procedures. Accordingly, in the future, we may identify gaps in such policies and procedures or existing gaps may become higher risk, and may require significant resources and management attention. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses.
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
The crypto asset market has been characterized by significant volatility and unexpected price movements, and experienced significant declines in 2022. Certain crypto assets may become more volatile and less liquid in a very short period of time, which was the case following the 2022 Events, resulting in market prices being subject to erratic and abrupt market movement, which could harm our business. For instance, abrupt changes in volatility or market movement can lead to extreme pressures on our platform and infrastructure that can lead to inadvertent suspension of services across parts of the platform or the entire platform. As a result, from time to time we experience outages. For example, in 2022, we experienced approximately 17 outages, with an average outage duration of 44.7 minutes. Outages can lead to increased customer service expense, can cause customer loss and reputational damage, result in inquiries and actions by regulators, and can lead to other damages for which we may be responsible.
Risks Related to Crypto Assets
Due to unfamiliarity and some negative publicity associated with crypto asset platforms, confidence or interest in crypto asset platforms may decline.
Crypto asset platforms are relatively new. Many of our competitors are unlicensed, unregulated, operate without supervision by any governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. As a result, customers and the general public may lose confidence or interest in crypto asset platforms, including regulated platforms like ours.
Since the inception of the cryptoeconomy, numerous crypto asset platforms have been sued, investigated, or shut down due to fraud, manipulative practices, business failure, and security breaches. In many of these instances, customers of these platforms were not compensated or made whole for their losses. Larger platforms like us are more appealing targets for hackers and malware, and may also be more likely to be targets of regulatory enforcement actions. For example, in February 2014, Mt. Gox, the then largest crypto asset platform worldwide, filed for bankruptcy protection in Japan after an estimated 700,000 Bitcoins were stolen from its wallets. In May 2019, Binance, one of the world’s largest platforms, was hacked, resulting in losses of approximately $40 million, and in February 2021, Bitfinex settled a long-running legal dispute with the State of New York related to Bitfinex’s alleged misuse of over $800 million of customer assets. The 2022 Events resulted in a loss of confidence in the broader cryptoeconomy, adverse reputational impact to crypto asset platforms, increased negative publicity surrounding crypto more broadly, heightened scrutiny by regulators and lawmakers and a call for increased regulations of crypto assets and crypto asset platforms.
In addition, there have been reports that a significant amount of crypto asset trading volume on crypto asset platforms is fabricated and false in nature, with a specific focus on unregulated platforms located outside the United States. Such reports may indicate that the market for crypto asset platform activities is significantly smaller than otherwise understood.
Negative perception, a lack of stability and standardized regulation in the cryptoeconomy, and the closure or temporary shutdown of crypto asset platforms due to fraud, business failure, hackers or malware, or government mandated regulation, and associated losses suffered by customers may continue to reduce confidence or interest in the cryptoeconomy and result in greater volatility of the prices of assets, including significant depreciation in value. Any of these events could have an adverse impact on our business and our customers’ perception of us, including decreased use of our platform and loss of customer demand for our products and services.

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
Moreover, we hold customer assets one-to-one at all times and we have procedures to process redemptions and withdrawals expeditiously, following the terms of the applicable user agreements. We have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. However, similar to traditional financial institutions, we may experience temporary process-related withdrawal delays. For example, we, and traditional financial institutions, may experience such delays if there is a significant volume of withdrawal requests that is vastly beyond anticipated levels. This does not mean we cannot or will not satisfy withdrawals, but this may mean a temporary delay in satisfying withdrawal requests, which we still expect to be satisfied within the withdrawal timelines set forth in the applicable user agreements. To the extent we have process-related delays, even if brief or due to blockchain network congestion, and within the terms of an applicable user agreement, we may experience increased customer complaints and damage to our brand and reputation and face additional regulatory scrutiny, any of which could adversely affect our business.
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
We charge miner fees when a customer sends certain crypto assets from their Coinbase account to a non-Coinbase account. We estimate the miner fee based on the cost that we will incur to process the withdrawal transaction on the underlying blockchain network. In addition, we also pay miner fees when we move crypto assets for various operational purposes, such as when we transfer crypto assets between our hot and cold wallets, for which we do not charge our customers. However, miner fees have been and may continue to be unpredictable. Even though Bitcoin’s miner fees have continued to decrease, if the block rewards for miners on any blockchain network are not sufficiently high to incentivize miners, miners may demand higher transaction fees, or collude to reject low transaction fees and force users to pay higher fees. Although we generally attempt to pass miner fees relating to customer withdrawals through to our customers, we have in the past incurred, and expect to incur from time to time, losses associated with the payment of miner fees in excess of what we charge our customers, resulting in adverse impacts on our operating results.

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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin No. 121, or SAB 121, which represents a significant change regarding how a company safeguarding crypto assets held for its platform users reports such crypto assets on its balance sheet and requires retrospective application as of January 1, 2022. Moreover, recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of crypto assets and related valuation and revenue recognition. Currently, we account for the crypto assets we hold for investment and operating purposes as intangible assets with indefinite useful lives, which requires us to measure these crypto assets at cost less impairment. As a result of the high volatility in the cryptoeconomy and of crypto asset prices, which may continue to experience significant declines, we may continue to record impairment charges on the crypto assets we hold in a particular period. For example, for the year ended December 31, 2022, we recorded gross impairment charges of $757.3 million due to the observed market price of crypto assets decreasing below the carrying value during the period. In May 2022, the FASB added a project to its technical agenda to improve the accounting for and disclosure of certain crypto assets. In October and December 2022, the FASB tentatively decided that crypto assets within the scope of the project should be measured at fair value with changes in fair value recorded in the income statement. On February 1, 2023, the FASB further clarified that the scope of the project excludes crypto assets issued and created by the reporting entity and its related parties and directed its staff to draft a proposed Accounting Standards Update (“ASU”) with a public comment period for 75 days. The FASB has not publicly communicated a timeline for the issuance of the proposed ASU. As such, there remains significant uncertainty on how companies can account for crypto assets transactions, crypto assets, and related revenue. Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.
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
As crypto assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in September 2022, the White House published a fact sheet described as the first-ever “Comprehensive Framework for Responsible Development of Digital Assets,” which encouraged “agencies to issue guidance and rules to address current and emergent risks in the digital asset ecosystem.”

The cryptoeconomy is novel. As a result, many policymakers are just beginning to consider what a regulatory regime for crypto would look like and the elements that would serve as the foundation for such a regime. Competitors, including traditional financial services, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented in order to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance these industries. Members of the cryptoeconomy have started to engage policymakers directly and with the help of external advisors and lobbyists, but this work is in a relatively nascent stage and progress in this area could suffer setbacks following the 2022 Events. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the cryptoeconomy or crypto asset platforms, which could adversely impact our business.
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
In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data. In the United States, non-sensitive user data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model or additional required “opt-outs” were to be adopted in the United States, less data may be available, and the cost of data likely would increase. For example, California enacted the CCPA (effective January 2020) and the California Privacy Rights Act (the “CPRA”) (effective January 2023), which expands upon and amends the CCPA.

The CCPA and the CPRA require covered companies to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects.
Other states have followed California’s lead. For example, in 2021, Virginia passed the Consumer Data Protection Act (the “CDPA”) (effective January 2023) and Colorado passed the Colorado Privacy Act (the “CPA”) (effective July 2023) to provide comparable consumer privacy rights to the CCPA/CPRA. We cannot fully predict the impact of the CCPA, CPRA, CDPA, CPA, or other similar laws or regulations on our business or operations, but compliance may require us to modify our data processing practices and policies incurring costs and expense. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, it may require costly and difficult efforts to achieve compliance with such laws that could expose us to fines and penalties for non-compliance, particularly regarding legal obligations in the wake of a data breach. Further, in October 2022, the CFPB re-opened the public comment period in connection with an inquiry that it launched in October 2021 into the data use and protection business practices of several large payments companies. The impact of this inquiry is uncertain and could result in stringent restrictions on the use of customer data.
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

Both the E.U. GDPR (covering the EEA) as well as U.K. and Swiss data protection laws impose strict rules on the transfer of personal data out of the E.U., U.K., or Switzerland to a “third country,” including the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the E.U.-U.S., Privacy Shield (under which personal data could be transferred from the E.U. to U.S. entities that had self-certified under the Privacy Shield scheme) on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal data transferred to the United States. In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case by case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other E.U. member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for E.U.-U.S. data transfers. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect. The U.K. Information Commissioner’s Office of the Data Protection Authority published the U.K. version of the Standard Contractual Clauses (the “SCCS”), and by March 2024, we will be required to use and honor these clauses for transfers of U.K. residents’ personal data to a foreign country that does not have adequate data protection.
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
We rely upon third-party platforms for the distribution of certain products and services. Our Coinbase and Coinbase Wallet apps are provided as free applications through both the Apple App Store and the Google Play Store, and are also accessible via mobile and traditional websites. The Google Play Store and Apple App Store are global application distribution platforms and the main distribution channels for our apps. As such, the promotion, distribution, and operation of our apps are subject to the respective platforms’ terms and policies for application developers, which are very broad and subject to frequent changes and re-interpretation. Further, these distribution platforms often contain restrictions related to crypto assets that are uncertain, broadly construed, and can limit the nature and scope of services that can be offered. For example, Apple App Store’s restrictions related to crypto assets have disrupted the proposed launch of many features within the Coinbase and Coinbase Wallet apps, including our Learning Rewards (formerly “Earn”) and NFT transfer services and access to decentralized applications. If our products are found to be in violation of any such terms and conditions, we may no longer be able to offer our products through such third-party platforms. There can be no guarantee that third-party platforms will continue to support our product offerings, or that customers will be able to continue to use our products. For example, in November 2013, our iOS app was temporarily removed by Apple from the Apple App Store. In December 2019, we were similarly instructed by Apple to remove certain features relating to decentralized applications from our application to comply with the Apple App Store’s policies. Any changes, bugs, technical or regulatory issues with third-party platforms, our relationships with mobile manufacturers and carriers, or changes to their terms of service or policies could degrade our products’ functionalities, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges, any of which could affect our product usage and harm our business.
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

Moreover, in April 2022, we launched a beta of Coinbase NFT. Providing a peer-to-peer marketplace, at scale, that simplifies the purchasing, showcasing and discovery of NFTs involves a complex interplay of intellectual property rights; rights in underlying decentralized and proprietary technology; and contractual relationships among platforms, rights owners, and end users, all on a global basis. The rights associated with or underlying various NFTs are often poorly understood or defined, which increases the likelihood that a rights owner will bring claims against us or involve us in a dispute amongst NFT buyers and sellers. As Coinbase NFT matures, the volume of disputes will likely increase, and we may be required to devote significant resources to anticipating, responding to or even resolving claims among users. Intellectual property owners may also lobby and litigate to obtain favorable legislation or judicial decisions that would require us to play a more proactive role - and assume more liability -- for claims that we may have under existing law. All of this could lead to increasing levels of claims involving intellectual property rights.
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
Our performance is subject to general economic conditions, and their impact on the crypto asset markets and our customers. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. Adverse general economic conditions have impacted the cryptoeconomy, although the extent of which remains uncertain and dependent on a variety of factors, including market adoption of crypto assets, global trends in the cryptoeconomy, central bank monetary policies, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and crypto asset markets. For example, the capital and credit markets have experienced extreme volatility and disruptions, resulting in steep declines in the value of crypto assets. To the extent general economic conditions and crypto assets markets materially deteriorate or the current decline continues for a prolonged period, our ability to generate revenue and to attract and retain customers could suffer and our business, operating results and financial condition could be adversely affected. Moreover, even if general economic conditions improve, there is no guarantee that the cryptoeconomy will similarly improve.
Further, in 2022, a number of blockchain protocols and crypto financial firms, and in particular protocols and firms involving high levels of financial leverage such as high-yield lending products or derivatives trading, suffered from insolvency and liquidity crises leading to the 2022 Events. Some of the 2022 Events are alleged to be the result of fraudulent activity by insiders, including misappropriation of customer funds and other illicit activity and internal controls failures. To the extent there is additional economic impact of these events, which remains unknown and difficult to predict, concerns have been raised about the potential for a market condition where the failure of one company leads to the financial distress of other companies. Forced selling by distressed companies may also depress the prices of assets used as collateral by other firms. If this market condition becomes widespread in the cryptoeconomy, including as a result of the 2022 Events, we may suffer from increased counterparty risk, including defaults or bankruptcies of major customers or counterparties, which could lead to significantly reduced activity on our platform and fewer available crypto market opportunities in general. Further, forced selling of crypto assets by distressed companies could lead to lower crypto asset prices and a consequent reduction in our revenue. To the extent that conditions in the general economic and crypto assets markets materially deteriorate, our ability to attract and retain customers may suffer.
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

Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted. For example, in order to advance our mission, in February 2022 we launched our Coinbase Innovation Political Action Committee to support crypto-forward political candidates and initiatives. However, our political activities to further our mission may not be successful or may be perceived unfavorably by investors and the public and have an adverse impact on our brand and reputation.
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
Realization of our deferred tax assets, in the form of future domestic or foreign tax deductions from the amortization or other recovery of capitalized expenses, will depend on future taxable income, and there is a risk that some or all of such tax assets could be subject to limitation or otherwise unavailable to offset future income tax liabilities, all of which could adversely affect our operating results. For example, future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which could limit our use of such tax assets in certain circumstances. Similarly, additional changes may be made to U.S. (federal and state) and foreign tax laws which could further limit our ability to fully utilize these tax assets against future taxable income.
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
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in Part II, Item 8 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, inter-company transactions, valuation of assets acquired and liabilities assumed in business combinations, and the valuation of stock-based awards and crypto assets we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the annual auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
We might require additional capital to support business growth, and this capital might not be available.
We have funded our operations since inception primarily through debt, equity financings and revenue generated by our products and services. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business to respond to business challenges, including developing new products and services, enhancing our operating infrastructure, expanding our international operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, including due to general macroeconomic conditions, crypto market conditions, the 2022 Events or other unforeseen factors. In the event of a downgrade of our credit rating, our ability to raise additional financing may be adversely affected and any future debt offerings or credit arrangements we propose to enter into may be on less favorable terms or terms that may not be acceptable to us. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than our current debt. If we incur additional debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, we have authorized the issuance of “blank check” preferred stock and common stock that our board of directors could use to, among other things, issue shares of our capital stock in the form of blockchain tokens, implement a stockholder rights plan, or issue other shares of preferred stock or common stock. We may issue shares of capital stock, including in the form of blockchain tokens, to our customers in connection with customer reward or loyalty programs. If we issue additional equity securities, including in the form of blockchain tokens, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued common stock. The trading prices for our common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or crypto asset markets could adversely affect our business and the value of our Class A common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.
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
As of December 31, 2022, we had 31,794,551 options outstanding that, if fully exercised, would result in the issuance of 4,501,924 shares of Class B common stock and the issuance of 27,292,627 shares of Class A common stock and 5,328,671 shares of Class A common stock outstanding subject to restricted stock units, or RSUs. All of the shares of Class A common stock and Class B common stock issuable upon the exercise of stock options or vesting and settlement of RSUs, and reserved for future issuance under our equity incentive plans, have been registered for public resale under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144 under the Securities Act.
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
Item 3. Legal Proceedings
For a description of material legal proceedings in which we are involved, see Note 21. Commitments and Contingencies, in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

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
Holders of Record
As of the close of business on February 14, 2023, there were 303 registered holders of record of our Class A common stock and 11 registered holders of record of our Class B common stock. Since many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Stock Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or Securities Act.
The graph below compares the cumulative total return to stockholders of our Class A common stock between April 14, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2022 to the Nasdaq Composite Index, the Nasdaq U.S. Benchmark Financial Services Index and the S&P North American Technology Index over the same period. This graph assumes the investment of $100 in our Class A common stock at the closing sale price of $328.28 per share on April 14, 2021, and the Nasdaq Composite Index, the Nasdaq U.S. Benchmark Financial Services Index, and the S&P North American Technology Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data and should not be considered an indication of potential future stock price performance.

Comparison of 21 Months Cumulative Total Return
Assumes Initial Investment of $100
December 2022
160
140
120
100
80
60
40
20
0
4/14/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
COINBASE GLOBAL, INC
NASDAQ COMPOSITE
NASDAQ US BENCHMARK FINANCIAL SERVICES
S&P NORTH AMERICAN TECHNOLOGY

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries.
Discussions of year-to-year comparisons between 2021 and 2020 are not included in this Annual Report on Form 10-K, and can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II - Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
Executive Overview
This executive overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights selected information and does not contain all of the information that is important to readers of this Annual Report on Form 10-K.
2022 was a challenging year for crypto markets and our transaction revenues. As macroeconomic indicators like inflation remained high and interest rates rose throughout the year, crypto market capitalization declined along with broader equity markets. These weakening market conditions became exacerbated by two idiosyncratic events. The first was the depegging of $LUNA in the second quarter of 2022, which contributed to an approximately 60% crypto market capitalization decline in that quarter and exposed poor risk management practices in crypto, and ultimately helped drive the credit related bankruptcies of Three Arrows Capital, Voyager, and Celsius. The second event was the collapse of FTX in the fourth quarter of 2022, which was the result of fraud, and helped drive additional credit related bankruptcies.
For the year ended December 31, 2022, our total net revenue was $3.1 billion, including $2.4 billion in transaction revenue. For the year ended December 31, 2021, we generated $7.4 billion of total net revenue, including $6.8 billion in transaction revenue.
Subscription and services revenue was $792.6 million for the year ended December 31, 2022 and $517.5 million for the year ended December 31, 2021.
For the year ended December 31, 2022, our net loss was $2.6 billion, and Adjusted EBITDA loss was $371.4 million. For the year ended December 31, 2021, our net income was $3.6 billion and Adjusted EBITDA was $4.1 billion.
Crypto remains volatile and we have limited ability to forecast our transaction revenues which remain correlated with crypto market capitalization and crypto asset volatility. In addition to our focus on cost reduction and efficiency, we are more rigorously assessing our product-market fit, and taking a scrappier approach to investments in new and unproven products by, for example, getting back to smaller team sizes. We are controlling what we can control and contingency planning for what we cannot. You can expect us to be nimble and adapt to the market if conditions evolve outside the range of scenarios we have currently planned for.

Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we have historically used the key business metrics below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Year Ended December 31,			% Change
	2022	2021	2020	2022	2021
Verified Users (in millions)	110	89	43	24%	107%
MTUs(1) (in millions)	8.3	11.2	2.8	(26)	300
Assets on Platform (in billions)	$80	$278	$90	(71)	209
Trading Volume (in billions)	$830	$1,671	$193	(50)	766
Net (loss) income (in millions)	$(2,625)	$3,624	$322	(172)	1,025
Adjusted EBITDA(2) (in millions)	$(371)	$4,090	$527	(109)	676
___________________
(1)We previously identified an issue in the calculation of our Monthly Transacting Users metric related to the complexity in measuring users and activity in self-custodial products (notably Coinbase Wallet) that resulted in the overstatement of the MTU figures previously disclosed as of December 31, 2021. Accordingly, the MTU metric as of December 31, 2021 was revised from 11.4 million to 11.2 million to reflect our estimate of the overstatement.
(2)Please see the section titled Non-GAAP Financial Measure below for a reconciliation of net (loss) income to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

As previewed in our prior periodic filing, following an evaluation of our key business metrics, we plan to update our key business metrics to better align with business performance and how management views the business. Accordingly, based on our evaluation of our Verified Users metric, we do not believe this metric, which is an indicator of the scale of our platform, provides meaningful information related to our business performance. Verified Users do not track user activities leading to revenue generation and, as a result, are not indicative of our overall performance, including with respect to our revenue and operating results and, therefore, we believe that this metric no longer provides valuable insight into our business performance. Accordingly, we do not plan to report the number of Verified Users in our future periodic filings, beginning with our Quarterly Report on Form 10-Q for the three months ending March 31, 2023. Additionally, we will no longer include our Assets on Platform metric as part of our key business metrics disclosure given that this information is available elsewhere in our periodic filings. As a result of the issuance of Staff Accounting Bulletin No. 121 (“SAB 121”) by the SEC staff, investors may calculate the Assets on Platform metric by aggregating our “customer crypto liabilities” and our “customer custodial cash liabilities,” which are provided on our consolidated balance sheets.
Lastly, given that crypto markets and our revenue sources continue to evolve, we believe there may be further opportunity to evolve our key business metrics disclosures to better align with business performance, which we will continue to evaluate as the cryptoeconomy further develops. Based on this evaluation, we may determine to change or eliminate our current key business metrics in future filings we make with the SEC.
Verified Users
We define “Verified Users” as all consumers, institutions, and developers that have registered an account on our platform and confirmed either their email address or phone number, or that have established an account with a username on our non-custodial wallet application, as of the date of measurement. Verified Users are an indication of our scale. These customers have demonstrated an interest in our platform or direct intent to transact with crypto assets. Verified Users represent the top level of our customer acquisition funnel. Verified Users may overstate the number of unique customers who have registered an account on our platform as one customer may register for, and use, multiple accounts with different email addresses, phone numbers, or usernames.

Monthly Transacting Users
We define an “MTU” as a consumer who actively or passively transacts in one or more products on our platform at least once during the rolling 28-day period ending on the date of measurement. MTUs presented for the end of a quarter are the average of each month’s MTUs in each respective quarter. MTUs presented as of the end of a year represent the MTUs for the last quarter of that year. The annual average MTUs for the years ended December 31, 2022, 2021, and 2020 were 8.8 million, 8.4 million, and 1.9 million, respectively. MTUs represent our transacting base of consumers who drive potential revenue generating transactions on our platform. MTUs engage in transactions that generate both transaction revenue and subscription and services revenue. Revenue-generating transactions include active transactions such as buying or selling crypto assets through our Invest product or passive transactions such as earning a staking reward. MTUs also engage in transactions that are non-revenue generating such as send and receive. MTUs may overstate the number of unique consumers due to differences in product architecture or user behavior.
Assets on Platform
We define “Assets on Platform” as the aggregate of “customer crypto liabilities” and “customer custodial cash liabilities,” each as set forth on our consolidated balance sheets.
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
The value of Assets on Platform is driven by three factors – the price, quantity, and type of crypto assets held by customers on our platform. Changes in the price and quantity, particularly for Bitcoin and Ethereum, or type of crypto asset held on our platform, can result in the increase or decrease in Assets on Platform in a particular period. Our Assets on Platform by asset are as follows:

	As of December 31,			% Change
	2022	2021	2020	2022	2021
Assets on Platform:
Bitcoin	41%	40%	70%	3%	(43)%
Ethereum(1)	26	25	13	4	92
USDC	1	1	—	—	100
Other crypto assets	26	30	13	(13)	131
Fiat	6	4	4	50	—
Total	100%	100%	100%
___________________
(1)Ethereum included $3.0 billion and $5.8 billion of Ethereum 2 as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Assets on Platform.

Trading Volume
We define “Trading Volume” as the total U.S. dollar equivalent value of spot matched trades transacted between a buyer and seller through our platform during the period of measurement. Trading Volume represents the product of the quantity of asset transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity on our order books, trading health, and the underlying growth of the cryptoeconomy. Generally, Trading Volume on our platform is primarily influenced by the price of crypto assets, Crypto Asset Volatility and macroeconomic conditions. In periods of high crypto asset prices and Crypto Asset Volatility, we have experienced correspondingly high levels of Trading Volume on our platform. Our Trading Volume in future periods will depend on the relative availability and adoption of Bitcoin, Ethereum, and other crypto assets.

	Year Ended December 31,			% Change
	2022	2021	2020	2022	2021
Trading Volume (in billions):
Consumer	$167	$535	$73	(69)%	633%
Institutional	663	1,136	120	(42)	847
Total	$830	$1,671	$193	(50)	766

Trading Volume by crypto asset:
Bitcoin	29%	24%	41%	21	(41)
Ethereum	25	21	15	19	40
Other crypto assets	45	55	44	(18)	25
Total(1)	100%	100%	100%

Transaction revenue by crypto asset:
Bitcoin	29%	25%	44%	16	(43)
Ethereum	22	21	12	5	75
Other crypto assets	49	54	44	(9)	23
Total	100%	100%	100%
__________________
(1)Figures presented above may not sum precisely due to rounding.

Trading Volume decreased 50% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in Trading Volume was driven by steep declines in both average crypto asset prices and total crypto spot market volumes associated with macroeconomic challenges during the year ended December 31, 2022. In addition, Crypto Asset Volatility decreased 32% for the year ended December 31, 2022 compared to the year ended December 31, 2021.
During the years ended December 31, 2022 and 2021, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Trading Volume or transaction revenue, respectively.

Components of Results of Operations
Net revenue
Transaction revenue
Net revenue consists of transaction revenue generated from transaction fees from trades that occur on our platform. The transaction fee earned is based on the price and quantity of the crypto asset that is bought, sold, or converted. Transaction revenue is recognized at the time the transaction is processed and is directly correlated with Trading Volume.
Subscription and services revenue
Subscription and services revenue primarily consists of:
•Blockchain rewards: We derive blockchain rewards through various blockchain protocols. These blockchain protocols, or the participants that form the protocol networks, reward users for performing various activities on the blockchain, such as participating in proof-of-stake networks. We earn blockchain rewards on crypto assets.
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
•Interest income: We earn income on fiat funds under a revenue sharing arrangement with the issuer of USDC, pursuant to which we share any interest income generated from USDC reserves pro rata based on (i) the amount of USDC distributed by each respective party and (ii) the amount of USDC held on each respective party’s platform. Our income is dependent on the balance of such fiat funds and the prevailing interest rate environment. We also earn interest income on loans issued to our consumers and institutional users. Additionally, we hold customer custodial funds and cash and cash equivalents at certain third-party banks which earn interest. Interest earned on revenue sharing, customer custodial funds, and loans is included in interest income within subscription and services revenue. Interest earned on cash and cash equivalents is included in corporate interest and other income, within other revenue.
•Other: Other subscription and services revenue primarily includes revenue from Coinbase Cloud, which includes staking application, delegation, and infrastructure services, subscription revenue from Coinbase One, Learning Rewards (formerly “Earn”) campaign revenue, and revenue from other subscription licenses.
Other revenue
Other revenue includes the sale of crypto assets when we are the principal in the transaction. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets. We fulfill customer accommodation transactions using our own assets for orders that do not meet the minimum trade size for execution on our platform or to maintain customers’ trade execution and processing times during unanticipated system disruptions. We have custody and control of these crypto assets prior to the sale to the customer and record revenue at the point in time when the sale is processed. Accordingly, we record the total value of the sale as revenue and the cost of the crypto asset in other operating expense, net. Transactions involving our sale of crypto assets represented less than 0.1% of our total revenue for the year ended December 31, 2022.

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
Transaction expense
Transaction expense includes costs incurred to operate our platform, process crypto asset trades, and perform wallet services. These costs include account verification fees, miner fees to process transactions on blockchain networks, fees paid to payment processors and other financial institutions for customer transaction activity, and crypto asset losses due to transaction reversals. Transaction expense also includes rewards paid to users for staking activities conducted by us. Fixed-fee costs are expensed over the term of the contract and transaction-level costs are expensed as incurred.
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
General and administrative
General and administrative expenses include personnel-related expenses incurred to support our business, including executive, customer support, compliance, finance, human resources, legal, and other support operations. These costs also include software subscriptions for support services, facilities and equipment costs, depreciation, amortization of acquired customer relationship intangible assets, gains and losses on disposal of fixed assets, legal reserves and settlements, and other general overhead. General and administrative costs are expensed as incurred.
Restructuring
Restructuring expenses primarily consist of non-recurring costs and severance for employees related to reductions in our headcount during the year ended December 31, 2022. For more information, see Note 3. Restructuring of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Other operating expense, net
Other operating expense, net includes impairment and realized gains on the sale of crypto assets, realized gains and losses resulting from the settlement of derivative instruments, and fair value gains and losses related to derivatives and derivatives designated in qualifying fair value hedge accounting relationships.

Other operating expense, net also includes the cost of our crypto assets used to fulfill customer accommodation transactions. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets held for operating purposes. We have custody and control of the crypto assets prior to the sale to the customer. Accordingly, we record the total value of the sale in other revenue and the cost of the crypto asset in other operating expense, net.
Interest expense
Interest expense on debt includes coupon interest expense, as well as amortization of debt discounts and debt issuance costs.
Other expense (income), net
Other expense (income), net includes the following items:
•gains and losses on investments, net, which consists primarily of realized and unrealized gains and losses from fair value adjustments on investments;
•realized impacts on foreign exchange resulting from the settlement of our foreign currency assets, liabilities and foreign exchange forward contracts, as well as unrealized impacts on foreign exchange resulting from remeasurement of transactions and monetary assets and liabilities denominated in non-functional currencies; and
•impairment recognized on certain strategic equity investments in privately held companies without readily determinable fair values.
(Benefit from) provision for income taxes
(Benefit from) provision for income taxes includes income taxes related to foreign jurisdictions and U.S. federal and state income taxes.

Results of Operations
The following table summarizes the historical consolidated statements of operations data:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue:
Net revenue	$3,148,815	$7,354,753	$1,141,167
Other revenue	45,393	484,691	136,314
Total revenue	3,194,208	7,839,444	1,277,481
Operating expenses:
Transaction expense	629,880	1,267,924	135,514
Technology and development	2,326,354	1,291,561	271,732
Sales and marketing	510,089	663,689	56,782
General and administrative	1,600,586	909,392	279,880
Restructuring	40,703	—	—
Other operating expense, net	796,804	630,308	124,622
Total operating expenses	5,904,416	4,762,874	868,530
Operating (loss) income	(2,710,208)	3,076,570	408,951
Interest expense	88,901	29,160	—
Other expense (income), net	265,473	20,463	(248)
(Loss) income before income taxes	(3,064,582)	3,026,947	409,199
(Benefit from) provision for income taxes	(439,633)	(597,173)	86,882
Net (loss) income	$(2,624,949)	$3,624,120	$322,317

The following table presents the components of the consolidated statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	2022	2021	2020
	(as a % of total revenue)(1)
Total revenue	100%	100%	100%
Operating expenses:
Transaction expense	20	16	11
Technology and development	73	16	21
Sales and marketing	16	9	4
General and administrative	50	12	22
Restructuring	1	—	—
Other operating expense, net	25	8	10
Total operating expenses	185	61	68
Operating (loss) income	(85)	39	32
Interest expense	3	—	—
Other expense (income), net	8	—	—
(Loss) income before income taxes	(96)	39	32
(Benefit from) provision for income taxes	(14)	(7)	7
Net (loss) income	(82)%	46%	25%
___________________
(1)Figures presented above may not sum precisely due to rounding.

Comparison of the years ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,			% Change
	2022	2021	2020	2022	2021

	(in thousands)
Transaction revenue	$2,356,244	$6,837,266	$1,096,174	(66)%	524%
Subscription and services revenue	792,571	517,487	44,993	53	1,050
Other revenue	45,393	484,691	136,314	(91)	256
Total revenue	$3,194,208	$7,839,444	$1,277,481	(59)	514
Transaction revenue for the year ended December 31, 2022 decreased by $4.5 billion compared to the year ended December 31, 2021, primarily due to the following:
•a decrease in consumer Trading Volume of 69% due to a decrease in crypto market capitalization including the average crypto asset prices; and
•a decline in Crypto Asset Volatility by 32%. Trading Volume on our platform is generally correlated with Crypto Asset Volatility.
A number of factors contribute to changes in crypto asset prices and Crypto Asset Volatility, including, but not limited to, changes in the supply and demand for a particular crypto asset, crypto market sentiment, macroeconomic factors, utility of a particular crypto asset, and idiosyncratic events.

Subscription and services revenue for the year ended December 31, 2022 increased by $275.1 million compared to the year ended December 31, 2021, due to the following:
•an increase in interest income of $301.1 million due to an increased return on our revenue sharing arrangement with the issuer of USDC and on interest-bearing customer custodial funds, driven by an increase in interest rates; and
•an increase in blockchain rewards of $52.5 million due to the addition of new assets available for staking such as Solana and Cardano in 2022 and increased staking activity primarily due to Ethereum 2 Staking which was launched in the second quarter of 2021; offset by
•a decrease in custodial fee revenue of $56.4 million due to a decrease in the average assets under custody of $48.3 billion over the same period. The decline in average assets under custody was primarily driven by a decrease in the price of crypto assets under custody; and
•a decrease in other subscription and services revenue of $22.0 million due to a decrease in Learning Rewards campaign revenue and a decrease in participation and delegation revenue, partially offset by an increase in subscription fees for Coinbase One which was launched in the fourth quarter of 2021.
Other revenue for the year ended December 31, 2022 decreased by $439.3 million compared to the year ended December 31, 2021 due to a decrease in crypto asset sales revenue over the same period. A system disruption which occurred on May 19, 2021 as a result of an unprecedented short term spike in Trading Volume as well as the exchange disruption on September 7, 2021 were primarily responsible for the increase in crypto asset sales during the year ended December 31, 2021.
We generate revenue from crypto asset sales where the transactions are fulfilled with our crypto assets to accommodate customers, primarily as a result of unanticipated system disruptions. For the year ended December 31, 2022, we did not experience any unanticipated system disruptions with material impact to our financial results compared to 16 unanticipated system disruptions for the year ended December 31, 2021. The number of unanticipated system disruptions declined during the year ended December 31, 2022 as we continued to make significant investments in infrastructure to support trading volumes on our platform.

Operating expenses

	Year Ended December 31,			% Change
	2022	2021	2020	2022	2021

	(in thousands)
Transaction expense	$629,880	$1,267,924	$135,514	(50)%	836%
Technology and development	2,326,354	1,291,561	271,732	80	375
Sales and marketing	510,089	663,689	56,782	(23)	1,069
General and administrative	1,600,586	909,392	279,880	76	225
Restructuring	40,703	—	—	100	—
Other operating expense, net	796,804	630,308	124,622	26	406
Total operating expenses	$5,904,416	$4,762,874	$868,530	24	448
Transaction expense for the year ended December 31, 2022 decreased by $638.0 million, compared to the year ended December 31, 2021. Transaction expense as a percentage of net revenue was 20.0% and 17.2% during the years ended December 31, 2022 and 2021, respectively. Our transaction expenses as a percentage of net revenue will vary depending on the composition of our revenue. For example, over the years ended December 31, 2022 and 2021, blockchain rewards revenues have grown, and these revenues have a higher transaction expense as a percentage of net revenue compared to transaction fees or interest income.
The decrease in transaction expense for the year ended December 31, 2022, compared to the year ended December 31, 2021, was driven by the following:
•a decrease of $411.2 million related to miner fees driven by a decrease in blockchain transmission volume, both related to customer withdrawals and corporate wallet movements, lower blockchain network fees such as Ethereum gas prices, and significant investments in batching and other optimizations in on-chain activity;
•a decrease of $147.0 million related to lower payment processing fees driven by lower settled trading volume; and
•a decrease of $139.9 million related to transaction reversal losses driven by lower transaction volumes; offset by
•an increase of $55.7 million related to an increase in blockchain activities associated with rewards paid or payable to users from blockchain activities such as staking.
Technology and development expenses for the year ended December 31, 2022 increased by $1.0 billion compared to the year ended December 31, 2021, predominantly due to the following:
•an increase of $680.3 million in personnel-related expenses, including a $518.9 million increase in stock-based compensation expense, primarily due to an 87% increase in average headcount and the full-year impact of equity instruments issued in conjunction with business combinations that occurred throughout 2021 and early in 2022;
•an increase of $198.1 million in software and service costs, driven by continued investment in our products and platform, along with an increase in headcount driven by software licenses; and
•an increase of $83.4 million in amortization expense, related to amortization on capitalized software and assembled workforce.

Sales and marketing expenses for the year ended December 31, 2022 decreased by $153.6 million compared to the year ended December 31, 2021. Sales and marketing expenses as a percentage of net revenue were 16.2% and 9.0% during the years ended December 31, 2022 and 2021, respectively.
The decrease in sales and marketing expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021, was due to the following:
•a decrease of $316.5 million in digital advertising spend due to lower investment in paid media in 2022; and
•a decrease of $32.4 million in referral and promotion fees related to marketing initiatives such as sweepstakes and incentivized campaigns; offset by
•an increase of $128.7 million related to higher offline and brand spend; and
•an increase of $59.6 million in personnel-related expenses, including a $41.2 million increase in stock-based compensation expense, due to a 109% increase in average headcount.
General and administrative expenses for the year ended December 31, 2022 increased by $691.2 million compared to the year ended December 31, 2021 predominantly driven by the following:
•an increase of $290.1 million in customer support costs due to an increase in managed services to support compliance operations and customer experience, as a result of increased capacity needs to address backlogs from 2021, and an increase in personnel-related expenses;
•an increase of $230.6 million in personnel-related expenses excluding customer support, including a $149.4 million increase in stock-based compensation expense, primarily due to a 92% increase in average headcount;
•an increase of $75.1 million in settlement costs largely due to a one-time settlement cost accrual of $50.0 million with NYDFS in 2022;
•an increase of $71.0 million in professional services due to higher legal fees related to litigation, regulatory, compliance and business consulting; and
•an increase of $22.1 million in software license costs to support business, security and risk applications; offset by
•a decrease of $39.2 million in direct listing costs associated with our Direct Listing in the second quarter of 2021.
Restructuring expenses were $40.7 million for the year ended December 31, 2022. The $40.7 million is driven by separation pay and other personnel costs related to the workforce reduction in June 2022. There were no restructuring expenses for the year ended December 31, 2021.
Other operating expense, net for the year ended December 31, 2022 increased by $166.5 million compared to the year ended December 31, 2021, predominantly driven by the following:
•an increase of $428.1 million related to gross impairment charges on crypto assets held;
•an increase of $19.2 million due to certain platform-related incidents losses; and
•a decrease of $137.3 million in crypto asset realized gains; offset by
•a decrease of $435.4 million attributed to the decrease in the crypto assets sold in order to fulfill customer accommodation transactions, primarily as a result of a decrease in unanticipated system disruptions.

Interest expense

	Year Ended December 31,			% Change
	2022	2021	2020	2022	2021

	(in thousands)
Interest expense	$88,901	$29,160	$—	205%	100%
During the year ended December 31, 2022, we had interest expense on debt of $88.9 million compared to $29.2 million for the year ended December 31, 2021. The increase in interest expense was predominantly due to a full-year impact of interest expense recognized on our Convertible Notes that were issued in May 2021 and our Senior Notes that were issued in September 2021.
Other expense (income), net

	Year Ended December 31,			% Change
	2022	2021	2020	2022	2021

	(in thousands)
Other expense (income), net	$265,473	$20,463	$(248)	1,197%	(8,351)%
Other expense (income), net for the year ended December 31, 2022 increased by $245.0 million compared to the year ended December 31, 2021 due to the following:
•an increase in net unrealized and realized losses related to foreign exchange of $61.7 million due to the timing of Euro denominated intercompany settlements and depreciation of the Euro and British Pound against the U.S. dollar;
•realized losses on foreign exchange forward derivative contracts of $59.1 million; and
•an increase in impairment expense recognized on certain strategic equity investments of $101.4 million; offset by
•a decrease in net realized and unrealized gains on investments of $19.4 million related to gains recorded during 2021 primarily due to the remeasurement gain of $8.8 million during the year ended December 31, 2021 related to our previously held investment in Bison Trails, as a result of the acquisition that occurred in February 2021 and other investment gains of $8.1 million.
(Benefit from) provision for income taxes

	Year Ended December 31,			% Change
	2022	2021	2020	2022	2021

	(in thousands)
(Benefit from) provision for income taxes	$(439,633)	$(597,173)	$86,882	(26)%	(787)%
The benefit from income taxes decreased by $157.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 predominantly driven by a reduction in tax benefits relating to stock-based compensation and research and development credits, and a valuation allowance recorded on impairment charges, offset by an increase in tax benefit on pretax loss.

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
We calculate Adjusted EBITDA as net loss or income, adjusted to exclude provision for or benefit from income taxes, depreciation and amortization, interest expense, crypto asset borrowing costs, stock-based compensation expense, crypto asset impairment, net, impairment on investments, other impairment, non-recurring Direct Listing expenses, restructuring, change in unrealized foreign exchange, fair value gain or loss on derivatives, non-recurring legal reserves and related costs, and other adjustments, net.

The following table provides a reconciliation of net (loss) income to Adjusted EBITDA:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net (loss) income	$(2,624,949)	$3,624,120	$322,317
Adjusted to exclude the following:
(Benefit from) provision for income taxes	(439,633)	(597,173)	86,882
Depreciation and amortization	154,069	63,651	30,962
Interest expense	88,901	29,160	—
Crypto asset borrowing costs	6,675	11,847	2,634
Stock-based compensation	1,565,823	820,685	69,889
Crypto asset impairment, net(1)	592,495	119,421	8,355
Impairment on investments	101,445	—	—
Other impairment(2)	26,518	500	—
Non-recurring Direct Listing expenses	—	39,160	—
Restructuring	40,703	—	—
Change in unrealized foreign exchange	28,516	(14,944)	1,057
Fair value loss (gain) on derivatives	7,410	(32,056)	5,254
Non-recurring legal reserves and related costs	64,250	1,500	—
Other adjustments, net	16,379	24,200	—
Adjusted EBITDA	$(371,398)	$4,090,071	$527,350
______________
(1)Crypto asset impairment, net represents impairment on crypto assets still held.
(2)Other impairment represents impairment on intangible assets of $4.7 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively, and impairment on property and equipment of $21.8 million for the year ended December 31, 2022.

Liquidity and Capital Resources
Cash and cash equivalents, restricted cash and USDC
As of December 31, 2022, we had cash and cash equivalents of $4.4 billion, exclusive of restricted cash and customer custodial funds. As of December 31, 2022 and 2021, our cash and cash equivalents, restricted cash, USDC and cash collateral balance consisted of the following (in millions):

	Year Ended December 31,
	2022	2021
Cash and cash equivalents:
Cash equivalents(1)	$2,250.1	$4,813.6
Cash held at banks	2,031.7	2,141.0
Cash held at venues	143.2	168.9
Total cash and cash equivalents	$4,425.0	$7,123.5

Restricted cash(2)	$25.9	$31.0
USDC(3)	861.1	100.1
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

Debt
In September 2021, we issued $2.0 billion in Senior Notes consisting of $1.0 billion of 2028 Senior Notes due on October 1, 2028 and $1.0 billion of 2031 Senior Notes due on October 1, 2031. In May 2021, we issued an aggregate of $1.4 billion of 2026 Convertible Notes that mature on June 1, 2026, unless converted, redeemed or repurchased on an earlier date. We periodically issue short-term debt to support certain business operations. See Notes 12. Accrued Expenses and Other Current Liabilities and 13. Indebtedness of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our short and long-term borrowings, respectively.
In August 2022, S&P Global Ratings announced a downgrade of our issuer credit rating and senior unsecured debt from BB+ to BB. In January 2023, S&P Global Ratings announced an additional downgrade of our issuer credit rating and senior unsecured debt from BB to BB-.
In June 2022, Moody’s Investors Service (“Moody’s”) announced a downgrade of our Corporate Family Rating (“CFR”) to Ba3 from Ba2 and downgraded our guaranteed senior unsecured notes to Ba2 from Ba1. In January 2023, Moody’s announced additional downgrades of our CFR to B2 from Ba3 and our guaranteed senior unsecured notes to B1 from Ba2.
Crypto assets
Our crypto asset investment policy allows us to invest up to 10% of our quarterly net income into a diversified portfolio of crypto assets. Our investments will be deployed over a multi-quarter window. We continue to execute these trades away from our crypto asset trading platform to avoid any conflict of interest with our customers. We may increase or decrease our allocation over time.
As of December 31, 2022, we held $356.2 million of crypto assets for investment and operating purposes at impaired cost. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets and the variability of our earnings will be dependent on the future fair value of such crypto assets. We have limited ability to predict whether the sale of crypto assets received from airdrops or forks will be material to our future earnings, which is dependent on the future market liquidity, viability and fair value of such crypto assets. Our current policy is not to monetize unsupported forks or airdrops held on our platform. Crypto assets received through airdrops and forks, at the time of the airdrop or fork and at the end of the periods presented, are not material to our financial statements.

As of December 31, 2022 and 2021, the cost basis and fair value of our crypto assets held at impaired cost was as follows:

	Year Ended December 31,
	2022		2021

	Cost(1)	Fair Value(2)	Cost(1)	Fair Value(2)

	(in millions)
Crypto assets held as investments:
Bitcoin(3)	$111.6	$151.8	$87.9	$265.8
Ethereum(3)	91.2	138.7	46.1	167.1
Other	85.9	135.8	75.4	263.1
Total crypto assets held as investments	288.7	426.3	209.4	696.0

Crypto assets held for operating purposes:
Bitcoin	5.4	5.8	95.5	97.9
Ethereum	24.4	25.8	58.2	75.4
Other	37.7	59.1	203.4	267.5
Total crypto assets held for operating purposes	67.5	90.7	357.1	440.8
Total crypto assets held	$356.2	$517.0	$566.5	$1,136.8
__________________
(1)Cost amounts shown are net of impairment recognized.
(2)The fair value of crypto assets held is based on quoted market prices for one unit of each crypto asset reported on our platform at 11:59 pm Coordinated Universal Time (UTC) on the last day of the respective period multiplied by the quantity of each crypto asset held.
(3)During the fourth quarter of 2022, we entered into futures contracts to hedge our price exposure on crypto assets held as investments. As of December 31, 2022, the cost and fair value amounts for Bitcoin were $89.9 million and $85.8 million, respectively, and the cost and fair value amounts for Ethereum were $43.7 million and $50.8 million, respectively.

We view our crypto asset investments as long term holdings and we do not plan to engage in regular trading of crypto assets. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Customer accommodations and corporate expenses denominated in crypto assets are fulfilled with crypto assets held for operational purposes. We recognized $501.0 million and $43.1 million of impairment expense on our crypto asset investment portfolio for the years ended December 31, 2022 and 2021, respectively.
We enter into fiat and crypto asset borrowing arrangements with certain unaffiliated institutional customers. These borrowings are generally open-term or have a term of less than one year. Certain borrowing arrangements require us to post collateral in the form of fiat or crypto assets, including stablecoins, and the lender may have the right to sell, repledge or rehypothecate such collateral without our consent. We only use our corporate crypto assets, stablecoins, and cash as collateral. We do not use cbETH as corporate collateral.
We are required to maintain a collateral to loan ratio per our borrowing agreements. Any significant change in crypto asset prices could impact the value of the crypto asset borrowed or the value of crypto asset collateral. Current downward trends in crypto asset prices have not had a material impact on the value of our corporate collateral. If crypto asset prices rise, we will post additional collateral to maintain required collateral to loan ratios. We were in compliance with all collateral requirements as of December 31, 2022. See Risk Factors—We provide secured loans to our customers, which exposes us to credit risks and may cause us to incur financial or reputational harm included in Part I, Item 1A of this Annual Report on Form 10-K for further information.

As of December 31, 2022, the balance of our pledged collateral consisted of the following (in millions, except units):

	December 31, 2022
	Units	Fair Value
Asset
USDC	47,633,897	$47.6
Bitcoin	650	10.8
Fiat	N/A	41.6
Total		$100.0
As of December 31, 2021, we did not have any assets pledged as collateral recorded on the consolidated balance sheets.
Customer crypto assets and liabilities
We safeguard customer crypto assets and the associated keys and are obligated to safeguard them from loss, theft, or other misuse. In accordance with recently adopted guidance, SAB 121, we record customer crypto liabilities, as well as a corresponding customer crypto asset on the consolidated balance sheets, at fair value. See Note 10. Customer Assets and Liabilities of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for further information as of December 31, 2022.
As of December 31, 2022, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. See Risk Factors - Depositing and withdrawing crypto assets into and from our platform involves risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely impact our business. in Part I, Item 1A of this Annual Report on Form 10-K for further information. We do not use customer crypto assets as collateral for any loan, margin, rehypothecation, or other similar activities without their consent to which we or our affiliates are a party.
Cash requirements and contractual obligations
Certain jurisdictions where we operate require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer custodial cash liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial cash, and in-transit customer receivables. As of December 31, 2022 and 2021, our eligible liquid assets were greater than the aggregate amount of customer custodial cash liabilities. We are also required to hold corporate liquid assets at our subsidiaries to meet capital requirements established by our regulators based on the value of crypto assets held in custody. We are in compliance with these capital requirements.
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
As of December 31, 2022, our material cash requirements and contractual obligations due within the next 12 months and in total consisted of the following (in millions):

	Amounts due
	Next 12 Months	Total

Operating leases(1)	$37.0	$79.5
Non-cancelable purchase obligations(2)	282.6	628.4
2026 Convertible Notes(3)
Interest	7.2	24.6
Principal	—	1,437.5
2028 Senior Notes(4)
Interest	33.8	202.5
Principal	—	1,000.0
2031 Senior Notes(4)
Interest	36.3	326.3
Principal	—	1,000.0
Other(5)	50.0	100.0
_______________
(1) Lease payments due for corporate offices.
(2) Committed spend primarily relating to technology and advertising.
(3) Assumes the 2026 Convertible Notes are not converted into our Class A common stock, repurchased or redeemed prior maturity.
(4) Assumes the 2028 and 2031 Senior Notes are not repurchased or redeemed prior to maturity.
(5) In January 2023, the NYDFS announced a consent order focused on historical shortcomings in Coinbase, Inc.’s compliance program. Pursuant to the consent order, Coinbase, Inc. has paid a $50.0 million penalty in January 2023 and agreed to invest an additional $50.0 million in its compliance function by the end of 2024.

See Notes 7. Leases, 12. Accrued Expenses and Other Current Liabilities, 13. Indebtedness, 19. Income Taxes and 21. Commitments and Contingencies of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for further information relating to debt and income taxes as of December 31, 2022.

Cash flows

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net cash (used in) provided by operating activities(1)	$(1,585,419)	$4,038,172	$293,548
Net cash (used in) provided by investing activities	(663,822)	(1,124,740)	50,822
Net cash (used in) provided by financing activities(1)	(5,838,518)	9,976,084	2,729,323
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(8,087,759)	$12,889,516	$3,073,693
Effect of exchange rates on cash, cash equivalents, and restricted cash	$(163,257)	$(64,883)	$(2,081)
Change in customer custodial cash	$(5,547,481)	$6,762,841	$2,562,042
_____________________
(1) See Note 2. Summary of Significant Accounting Policies - Reclassifications of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for further information relating to the change in customer custodial cash liabilities from operating activities to financing activities.
Operating activities
Net cash used in operating activities was $1.6 billion for the year ended December 31, 2022. Our net cash used in operating activities reflected a net loss of $2.6 billion, partially offset by non-cash adjustments of $2.1 billion, which was driven by stock-based compensation expense, crypto asset impairment expense, depreciation and amortization, impairment expense on ventures investments, non-cash lease expense, unrealized losses on foreign exchange, and other impairment expense. This was partially offset by deferred income taxes and realized gains on crypto assets driven by net crypto assets received from operating activities. In addition to these changes were changes in operating assets and liabilities of $1.0 billion.
Net cash provided by operating activities was $4.0 billion for the year ended December 31, 2021. Our net cash provided by operating activities reflected net income of $3.6 billion and non-cash adjustments of $272.6 million, which was driven by benefits from deferred income taxes and realized gains on crypto assets driven by net crypto assets received from operating activities. This was partially offset by stock-based compensation expense, crypto asset impairment expense and depreciation and amortization expense. In addition to these changes were changes in operating assets and liabilities of $141.4 million.
Investing activities
Net cash used in investing activities of $663.8 million for the year ended December 31, 2022 was due to $430.8 million in net outflow for the purchase and sale of crypto assets, $186.2 million in net cash paid in the Unbound Security and FairXchange acquisitions, $63.0 million in investments of companies and technologies and $61.0 million in capitalized internal-use software development costs. This was partially offset by $120.2 million in net inflow for consumer loans repaid and originated.
Net cash used in investing activities of $1.1 billion for the year ended December 31, 2021 was due to $435.1 million in net outflow for the purchase and sale of crypto assets, $326.5 million in investments of companies and technologies, $211.7 million in net outflow for consumer loans originated and repaid, $70.9 million in net cash paid for acquisitions, $60.8 million related to an asset acquisition of technical talent and $22.1 million in capitalized internal-use software development costs.

Financing activities
Net cash used in financing activities of $5.8 billion for the year ended December 31, 2022 was due to changes in customer custodial cash liabilities of $5.6 billion, $351.9 million of taxes paid related to net share settlements of equity awards and $191.1 million in repayments of short-term borrowings. This was partially offset by $191.0 million of proceeds received from the issuance of short-term borrowings, net of issuance costs, $51.5 million of proceeds from the issuance of common stock from stock option exercises, net of repurchases, and $20.8 million of proceeds received under our employee stock purchase plan.
Net cash provided by financing activities of $10.0 billion for the year ended December 31, 2021, was due to changes in customer custodial cash liabilities of $6.7 billion, $2.0 billion of proceeds from the issuance of our Senior Notes, net of issuance costs and $1.4 billion of proceeds from the issuance of 2026 Convertible Notes, net of issuances costs, $217.1 million of proceeds from the issuance of common stock from stock option exercises, net of repurchases, $20.0 million of proceeds from the issuance of a short-term borrowing, and $19.9 million of proceeds received under our employee stock purchase plan. This was partially offset by $262.8 million of taxes paid related to net share settlement of equity awards and the purchase of $90.1 million of capped calls in connection with the 2026 Convertible Notes.
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
See Note 2. Summary of Significant Accounting Policies, of the Notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.
Revenue recognition
We primarily generate revenue through transaction fees charged on our platform. We charge a fee at the transaction level. The transaction price, represented by the trading fee, is calculated based on volume and may vary depending on payment type and the value of the transaction. The transaction fee is collected from the customer at the time the transaction is executed. In certain instances, the transaction fee can be collected in crypto assets, with revenue measured based on the amount of crypto assets received and the fair value of the crypto assets at the time of the transaction. For the year ended December 31, 2022, we collected approximately 15% of total revenue in crypto assets. We currently do not have any formal policies requiring conversion of these crypto assets received into fiat currency.
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
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, of the Notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk associated with the effect of changes in market factors on the value of the assets and liabilities held on our consolidated balance sheets, including interest rates, foreign exchange rates, prices of crypto assets, or volatilities such as market volatility or product liquidity.
Interest rate risk
We had cash and cash equivalents, including restricted cash and customer custodial funds, of $9.5 billion and $17.8 billion as of December 31, 2022 and 2021, respectively. Our investment policy and strategy related to our cash and cash equivalents and customer custodial funds is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents primarily consist of money market funds denominated in U.S. dollars and cash deposits. We also earn interest income from a revenue agreement we hold with the issuer of USDC. Changes in interest rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis points increase or decrease in interest rates would have resulted in a $191.3 million and $128.1 million increase or decrease in total revenue for the years ended December 31, 2022 and 2021, respectively.
Foreign currency risk
Foreign currency transaction risk
Revenues, expenses, and financial results of our foreign subsidiaries are recorded in the functional currency of these subsidiaries. Our foreign currency exposure is primarily related to transactions denominated in Euros and British Pounds attributable to cash and cash equivalents, customer custodial funds and customer custodial cash liabilities and other intercompany transactions where the transaction currency is different from a subsidiary’s functional currency. Changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our results of operations as expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in our results of operations as a result of gains or losses on the settlement and the remeasurement of monetary assets and liabilities denominated in foreign currencies that are not the functional currency. We recognized realized and unrealized foreign currency losses of $102.7 million for the year ended December 31, 2022, compared to net realized and unrealized foreign currency losses of $41.0 million recognized for the year ended December 31, 2021 in other expense (income), net in the consolidated statements of operations.
In the third quarter of 2022, we entered into foreign exchange forward contracts to hedge our exposure to foreign currency exchange rate risk on assets and liabilities denominated in currencies other than the functional currency. All of our forward contracts were closed out during the fourth quarter of 2022, and as of December 31, 2022, we do not have any open contracts for foreign exchange forwards. The losses on these forward contracts were recognized in other expense (income), net in the consolidated statements of operations.
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

Foreign currency translation risk
Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized losses on translation adjustments, net of tax, of $35.2 million for the year ended December 31, 2022, compared to losses on translation adjustments, net of tax, of $9.7 million for the year ended December 31, 2021, in the consolidated statements of comprehensive (loss) income.
Market volatility and other risks associated with derivatives
We have exposure to derivatives and related hedges measured at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility.
As of December 31, 2022, we had embedded derivative assets of $2.3 million and embedded derivative liabilities of $2.3 million as a result of entering into transactions to borrow crypto assets, which are recorded on the consolidated balance sheets. We also had an embedded derivative asset of $1.3 million, as well as an embedded derivative liability of $5.8 million for other payables denominated in crypto assets, and an embedded derivative asset of $0.3 million and an embedded derivative liability of $9.1 million for accounts and loans receivables that are denominated in crypto assets. These embedded derivative assets and liabilities are recorded on the consolidated balance sheets in accrued expenses and other current liabilities and accounts and loans receivable, net of allowance, respectively. As of December 31, 2022 and 2021, a 10% increase or decrease in the fair value of the derivative positions would not have a material impact on our financial results. For more information, see Notes 2. Summary of Significant Accounting Policies, 6. Accounts and Loans Receivable, Net of Allowance, 11. Prepaid Expenses and Other Assets, 12. Accrued Expenses and Other Current Liabilities, and 14. Derivatives, of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Equity investment risk
We hold strategic investments in privately held companies in the form of equity securities without readily determinable fair values in which we do not have a controlling interest or significant influence. These investments are subject to a wide variety of market and price-related risks due to the lack of readily available market data, which requires us to make significant estimates and assumptions that could substantially impact the carrying value of the investments. We perform a qualitative assessment of our portfolio of strategic equity investments on a quarterly basis for indicators of impairment. Our analysis includes a review of operating results, credit rating, asset quality and business prospects of the investees, changes in the regulatory and macroeconomic environment, and general market conditions of the geographical area or industry in which our investees operate. If indicators of impairment exist and the estimated fair value of an investment is below the carrying amount, we will write down the investment to fair value. As of December 31, 2022 and 2021, our strategic equity investments in privately held companies were $326.7 million and $364.0 million, respectively. We are required to record all adjustments to the fair value of our investments through our consolidated statements of operations under other expense (income), net. During the year ended December 31, 2022, we recognized impairment expense of $101.4 million related to our strategic investments in privately held companies. We anticipate volatility to our net income (loss) in future periods due to changes in the fair values associated with these investments and changes in observable prices and similar transactions that could impact our fair value assessments. Based on future market conditions, these changes could be material to our financial results. For more information, see Note 11. Prepaid Expenses and Other Assets of the Notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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
We record impairment charges on our crypto assets held when crypto asset prices decrease below the carrying value of these crypto assets. As of December 31, 2022 and 2021, a 10% decrease in crypto asset prices would not have a material impact on our impairment charges. For more information, see Note 9. Goodwill, Intangible Assets, Net, and Crypto Assets Held of the Notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Coinbase Global, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coinbase Global, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of Operations, Comprehensive Income, Changes in Convertible Preferred Stock and Stockholders’ Equity, and Cash Flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Customer Crypto Assets, Crypto Assets Held and USDC - Crypto Assets in Cold Storage — Refer to Notes 2, 9, and 10 to the financial statements
Critical Audit Matter Description
Crypto assets are generally accessible only by the possessor of the unique private key relating to the digital wallet in which the crypto assets are held. Accordingly, private keys must be safeguarded and secured in order to prevent an unauthorized party from accessing the crypto assets within a digital wallet. The Company primarily holds crypto assets for its own use, and on behalf of customers, in wallets within its cold storage environment. The loss, theft, or otherwise compromise of access to the private keys required to access the crypto assets in cold storage could adversely affect the Company’s ability to access the crypto assets within its environment. This could result in loss of corporate crypto assets held or loss of crypto assets safeguarded on behalf of customers.
We identified crypto assets in cold storage as a critical audit matter due to the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatement related to the existence and rights & obligations of crypto assets in cold storage. The nature and extent of audit effort required to address the matter includes significant involvement of more experienced engagement team members and discussions and consultations with subject matter experts related to the matter.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to crypto assets in cold storage included the following, among others:
•We consulted with subject matter experts regarding our planned audit response to address risks of material misstatement of crypto assets in cold storage.
•We tested the effectiveness of controls within the Company’s private key management process including controls related to physical access, key generation, and segregation of duties across the processes.
•We tested the effectiveness of management’s reconciliation control of internal books and records to external blockchains.
•We tested the effectiveness of management’s control to segregate corporate crypto asset balances from customer crypto asset balances.
•We tested the effectiveness of controls within the processes of customer crypto asset deposits and customer crypto asset withdrawals.
•We obtained evidence to evaluate crypto asset balances for appropriate segregation between corporate crypto assets and customer crypto assets.
•We utilized our proprietary audit tool to independently obtain evidence from public blockchains to test the existence of crypto asset balances.
•We obtained evidence that management has control of the private keys required to access crypto assets in cold storage through a combination of decoding cryptographic messages signed using selected private keys or through observing the movement of selected crypto assets.
•We evaluated the reliability of audit evidence obtained from public blockchains.

/s/ Deloitte & Touche LLP
San Francisco, California
February 21, 2023
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Coinbase Global, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coinbase Global, Inc. (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company and our report dated February 21, 2023, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
San Francisco, California
February 21, 2023

Coinbase Global, Inc.
Consolidated Balance Sheets
(In thousands, except par value data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$4,425,021	$7,123,478
Restricted cash	25,873	30,951
Customer custodial funds	5,041,119	10,617,552
Customer crypto assets(1)	75,413,188	—
USDC	861,149	100,096
Accounts and loans receivable, net of allowance	404,376	304,706
Income tax receivable	60,441	61,231
Prepaid expenses and other current assets	217,048	135,849
Total current assets	86,448,215	18,373,863
Crypto assets held	424,393	988,193
Lease right-of-use assets	69,357	98,385
Property and equipment, net	171,853	59,230
Goodwill	1,073,906	625,758
Intangible assets, net	135,429	176,689
Other non-current assets	1,401,720	952,307
Total assets	$89,724,873	$21,274,425
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Customer custodial cash liabilities	$4,829,587	$10,480,612
Customer crypto liabilities(2)	75,413,188	—
Accounts payable	56,043	39,833
Accrued expenses and other current liabilities	331,236	439,559
Crypto asset borrowings	151,505	426,665
Lease liabilities, current	33,734	32,366
Total current liabilities	80,815,293	11,419,035
Lease liabilities, non-current	42,044	74,078
Long-term debt	3,393,448	3,384,795
Other non-current liabilities	19,531	14,828
Total liabilities	84,270,316	14,892,736
Commitments and contingencies (Note 21)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 10,000,000 shares authorized at December 31, 2022 and 2021; 182,796 and 168,807 shares issued and outstanding at December 31, 2022 and 2021, respectively	2	2
Class B common stock, $0.00001 par value; 500,000 shares authorized at December 31, 2022 and 2021; 48,070 and 48,310 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	3,767,686	2,034,658
Accumulated other comprehensive loss	(38,606)	(3,395)
Retained earnings	1,725,475	4,350,424
Total stockholders’ equity	5,454,557	6,381,689
Total liabilities, convertible preferred stock, and stockholders’ equity	$89,724,873	$21,274,425
__________________
(1)Safeguarding assets
(2)Safeguarding liabilities

The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Net revenue	$3,148,815	$7,354,753	$1,141,167
Other revenue	45,393	484,691	136,314
Total revenue	3,194,208	7,839,444	1,277,481
Operating expenses:
Transaction expense	629,880	1,267,924	135,514
Technology and development	2,326,354	1,291,561	271,732
Sales and marketing	510,089	663,689	56,782
General and administrative	1,600,586	909,392	279,880
Restructuring	40,703	—	—
Other operating expense, net	796,804	630,308	124,622
Total operating expenses	5,904,416	4,762,874	868,530
Operating (loss) income	(2,710,208)	3,076,570	408,951
Interest expense	88,901	29,160	—
Other expense (income), net	265,473	20,463	(248)
(Loss) income before income taxes	(3,064,582)	3,026,947	409,199
(Benefit from) provision for income taxes	(439,633)	(597,173)	86,882
Net (loss) income	$(2,624,949)	$3,624,120	$322,317
Net (loss) income attributable to common stockholders:
Basic	$(2,624,949)	$3,096,958	$108,256
Diluted	$(2,631,179)	$3,190,404	$127,471
Net (loss) income per share attributable to common stockholders:
Basic	$(11.81)	$17.47	$1.58
Diluted	$(11.83)	$14.50	$1.40
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders:
Basic	222,314	177,319	68,671
Diluted	222,338	219,965	91,209
The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(2,624,949)	$3,624,120	$322,317
Other comprehensive (loss) income:
Translation adjustment, net of tax	(35,211)	(9,651)	6,977
Comprehensive (loss) income	$(2,660,160)	$3,614,469	$329,294

The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands)

	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2020	114,959	$564,697	66,994	$—	$93,820	$(721)	$403,987	$497,086
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	2,038	—	16,707	—	—	16,707
Repurchase of equity awards	—	—	—	—	(1,930)	—	—	(1,930)
Stock-based compensation expense	—	—	—	—	72,643	—	—	72,643
Issuance of equity instruments as consideration in business combination	—	—	1,304	—	31,349	—	—	31,349
Issuance of common stock to settle contingent consideration	—	—	691	—	16,205	—	—	16,205
Conversion of preferred stock	(2,081)	(2,230)	2,081	—	2,230	—	—	2,230
Comprehensive income	—	—	—	—	—	6,977	—	6,977
Net income	—	—	—	—	—	—	322,317	322,317
Balance at December 31, 2020	112,878	$562,467	73,108	$—	$231,024	$6,256	$726,304	$963,584
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	24,909	—	212,476	—	—	212,476
Stock-based compensation expense	—	—	—	—	824,153	—	—	824,153
Issuance of equity instruments as consideration for business combinations	—	—	3,985	—	544,588	—	—	544,588
Conversion of preferred stock	(112,878)	(562,467)	112,878	2	562,465	—	—	562,467
Issuance of common stock from exercise of warrants	—	—	412	—	433	—	—	433
Issuance of common stock upon settlement of Restricted Stock Units ("RSUs") and restricted common stock, net of shares withheld	—	—	1,775	—	(262,794)	—	—	(262,794)
Purchase of capped calls	—	—	—	—	(90,131)	—	—	(90,131)
Issuance of common stock under the 2021 Employee Stock Purchase Plan (the "ESPP")	—	—	50	—	12,444	—	—	12,444
Comprehensive loss	—	—	—	—	—	(9,651)	—	(9,651)
Net income	—	—	—	—	—	—	3,624,120	3,624,120
Balance at December 31, 2021	—	$—	217,117	$2	$2,034,658	$(3,395)	$4,350,424	$6,381,689
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	3,883	—	56,737	—	—	56,737
Stock-based compensation expense	—	—	—	—	1,683,840	—	—	1,683,840
Issuance of equity instruments as consideration for business combinations	—	—	1,663	—	314,356	—	—	314,356
Issuance of common stock to settle contingent consideration	—	—	58	—	4,661	—	—	4,661
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	—	—	7,870	—	(351,867)	—	—	(351,867)
Issuance of common stock under the ESPP	—	—	275	—	21,622	—	—	21,622
Other	—	—	—	—	3,679	—	—	3,679
Comprehensive loss	—	—	—	—	—	(35,211)	—	(35,211)
Net income	—	—	—	—	—	—	(2,624,949)	(2,624,949)
Balance at December 31, 2022	—	$—	230,866	$2	$3,767,686	$(38,606)	$1,725,475	$5,454,557
The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net (loss) income	$(2,624,949)	$3,624,120	$322,317
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	154,069	63,651	30,962
Crypto asset impairment expense	757,257	329,152	8,355
Investment impairment expense	101,445	—	—
Other impairment expense	26,518	500	—
Stock-based compensation expense	1,565,823	820,685	70,548
Provision for transaction losses and doubtful accounts	(13,051)	22,390	(2,966)
(Gain) loss on disposal of property and equipment	(58)	1,425	355
Deferred income taxes	(468,035)	(558,329)	474
Unrealized loss (gain) on foreign exchange	28,516	(14,944)	1,057
Non-cash lease expense	31,123	34,542	25,012
Change in fair value of contingent consideration	(8,312)	(924)	3,281
Realized gain on crypto assets	(36,666)	(178,234)	(23,682)
Crypto assets received as revenue	(470,591)	(1,015,920)	(94,158)
Crypto asset payments for expenses	383,221	815,783	40,205
Fair value loss (gain) on derivatives	7,410	(32,056)	5,254
Amortization of debt discount and issuance costs	9,253	5,031	—
Loss (gain) on investments	3,056	(20,138)	150
Changes in operating assets and liabilities:
USDC	(848,138)	(77,471)	37,936
Accounts and loans receivable	(141,023)	28,511	(117,167)
Deposits in transit	28,952	(36,527)	(39,989)
Income taxes, net	1,906	(62,145)	86,791
Other current and non-current assets	19,237	(20,060)	(48,677)
Accounts payable	18,612	27,330	6,090
Lease liabilities	(10,223)	(20,596)	(24,998)
Other current and non-current liabilities	(100,771)	302,396	6,398
Net cash (used in) provided by operating activities	(1,585,419)	4,038,172	293,548
Cash flows from investing activities
Purchase of property and equipment	(2,933)	(2,910)	(9,913)
Proceeds from sale of property and equipment	83	31	—
Capitalized internal-use software development costs	(61,038)	(22,073)	(8,889)
Business combinations, net of cash acquired	(186,150)	(70,911)	33,615
Purchase of investments	(63,048)	(326,513)	(10,329)
Purchase of assembled workforce	—	(60,800)	—
Proceeds from settlement of investments	1,551	5,159	303
Purchase of crypto assets held	(1,400,032)	(3,009,086)	(528,080)
Disposal of crypto assets held	969,185	2,574,032	574,115
Loans originated	(207,349)	(336,189)	—
Proceeds from repayment of loans	327,539	124,520	—
Assets pledged as collateral	(41,630)	—	—
Net cash (used in) provided by investing activities	(663,822)	(1,124,740)	50,822
The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	51,497	217,064	20,731
Taxes paid related to net share settlement of equity awards	(351,867)	(262,794)	—
Proceeds received under the ESPP	20,848	19,889	—
Other financing activities	3,679	—	—
Customer custodial cash liabilities	(5,562,558)	6,691,859	2,710,522
Cash paid to repurchase equity awards	—	—	(1,930)
Issuance of shares from exercise of warrants	—	433	—
Issuance of convertible senior notes, net	—	1,403,753	—
Issuance of senior notes, net	—	1,976,011	—
Purchase of capped calls	—	(90,131)	—
Proceeds from short-term borrowings	190,956	20,000	—
Repayment of short-term borrowings	(191,073)	—	—
Net cash (used in) provided by financing activities	(5,838,518)	9,976,084	2,729,323
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,087,759)	12,889,516	3,073,693
Effect of exchange rates on cash, cash equivalents, and restricted cash	(163,257)	(64,883)	(2,081)
Cash, cash equivalents, and restricted cash, beginning of period	17,680,662	4,856,029	1,784,417
Cash, cash equivalents, and restricted cash, end of period	$9,429,646	$17,680,662	$4,856,029

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$4,425,021	$7,123,478	$1,061,850
Restricted cash	25,873	30,951	30,787
Customer custodial cash	4,978,752	10,526,233	3,763,392
Total cash, cash equivalents, and restricted cash	$9,429,646	$17,680,662	$4,856,029

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$82,399	$3,793	$—
Cash paid during the period for income taxes	35,888	68,614	62,060
Operating cash outflows for amounts included in the measurement of operating lease liabilities	14,528	20,061	40,011

Supplemental schedule of non-cash investing and financing activities
Unsettled purchases of property and equipment	$—	$808	$—
Right-of-use assets obtained in exchange for operating lease obligations	3,059	27,286	2,146
Non-cash consideration paid for business combinations	324,925	571,196	—
Purchase of crypto assets and investments with non-cash consideration	19,967	13,511	662
Redemption of investments with non-cash consideration	5,000	—	—
Disposal of crypto assets for non-cash consideration	617	—	—
Crypto assets borrowed	920,379	1,134,876	194,696
Crypto assets borrowed repaid with crypto assets	1,432,688	609,600	59,171
Non-cash assets pledged as collateral	58,377	—	—
Non-cash assets received as collateral	26,874	—	—
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
The Company operates globally and is a leading provider of end-to-end financial infrastructure and technology for the cryptoeconomy. The Company offers consumers the primary financial account for the cryptoeconomy, institutions a state of the art marketplace with a deep pool of liquidity for transacting in crypto assets, and developers technology and services that enable them to build crypto-based applications and securely accept crypto assets as payment.
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
Changes in presentation
During the fourth quarter of 2022, the Company elected to change its presentation for deposits in transit from payment processors and financial institutions, which are related to customer transactions. Under the new presentation, these funds are included in customer custodial funds, whereas previously they were presented within the accounts and loans receivable, net of allowance financial statement line item. The change allows the Company to present cash and deposits in transit as customer custodial funds held for the exclusive benefit of customers, which the Company holds to meet its obligations for customer deposits at period end.
Additionally, the Company made a change in its presentation of customer custodial cash liabilities from operating activities, to present them as financing activities within its consolidated statements of cash flows.
Comparative amounts have been recast to conform to current period presentation. These recasts had no impact on the consolidated statements of operations, consolidated statements of comprehensive income or consolidated statements of changes in convertible preferred stock and stockholders' equity.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The following tables present the effects of the changes in presentation within the consolidated balance sheets and statements of cash flows (in thousands):

	As of and for the Year Ended December 31, 2021
	As Previously Reported	Adjustment	As Adjusted
Consolidated Balance Sheets
Customer custodial funds	$10,526,233	$91,319	$10,617,552
Accounts and loans receivable, net of allowance	396,025	(91,319)	304,706

Consolidated Statements of Cash Flows
Cash flows from operating activities
Accounts and loans receivable	$(8,016)	$36,527	$28,511
Deposits in transit	—	(36,527)	(36,527)
Customer custodial cash liabilities	6,691,859	(6,691,859)	—
Net cash provided by operating activities	10,730,031	(6,691,859)	4,038,172

Cash flows from financing activities
Customer custodial cash liabilities	$—	$6,691,859	$6,691,859
Net cash provided by financing activities	3,284,225	6,691,859	9,976,084

	For the Year Ended December 31, 2020
	As Previously Reported	Adjustment	As Adjusted
Consolidated Statements of Cash Flows
Cash flows from operating activities
Accounts and loans receivable	$(157,156)	$39,989	$(117,167)
Deposits in transit	—	(39,989)	(39,989)
Customer custodial cash liabilities	2,710,522	(2,710,522)	—
Net cash provided by operating activities	3,004,070	(2,710,522)	293,548

Cash flows from financing activities
Customer custodial cash liabilities	$—	$2,710,522	$2,710,522
Net cash provided by financing activities	18,801	2,710,522	2,729,323
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
Foreign currency transactions
The Company’s functional currency is the U.S. dollar. The Company has exposure to foreign currency translation gains and losses arising from the Company’s net investment in foreign subsidiaries. The revenues, expenses, and financial results of these foreign subsidiaries are recorded in their respective functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax as applicable, included in accumulated other comprehensive income (loss) (“AOCI”) within the consolidated statements of changes in convertible preferred stock and stockholders’ equity. Cumulative translation adjustments are released from AOCI and recorded in the consolidated statements of operations when the Company disposes or loses control of a consolidated subsidiary. Gains and losses resulting from remeasurement are recorded in other expense (income), net within the consolidated statements of operations.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
Cash and cash equivalents
Cash and cash equivalents include cash and interest-bearing highly liquid investments held at financial institutions, cash on hand that is not restricted as to withdrawal or use with an initial maturity of three months or less, and cash held in accounts at crypto trading venues. Crypto asset and fiat wallet service trading venues include other crypto asset trading platforms that hold money transmitter licenses, and where the Company holds funds in its accounts with those trading platforms. Cash and cash equivalents excludes customer legal tender, which is reported separately as customer custodial funds on the accompanying consolidated balance sheets. Refer to Customer custodial funds and customer custodial cash liabilities below for further details.
Restricted cash
The Company has restricted cash deposits at financial institutions related to operational restricted deposits and a standby letter of credit.
Customer custodial funds and customer custodial cash liabilities
Customer custodial funds represents restricted cash and cash equivalents maintained in segregated Company bank accounts that are held for the exclusive benefit of customers and deposits in transit from payment processors and financial institutions. Customer custodial cash liabilities represents the obligation to return cash deposits held by customers in their fiat wallets and unsettled fiat deposits and withdrawals. Deposits in transit represent settlements from third-party payment processors and banks for customer transactions. Deposits in transit are received within five business days of the transaction date. The Company establishes withdrawal-based limits in order to mitigate potential losses by preventing customers from withdrawing the crypto asset to an external blockchain address until the deposit settles. In certain jurisdictions, deposits in transit qualify as eligible liquid assets to meet regulatory requirements to fulfill the Company’s direct obligations under customer custodial cash liabilities. The Company restricts the use of the assets underlying the customer custodial funds to meet regulatory requirements and classifies the assets as current based on their purpose and availability to fulfill the Company’s direct obligation under customer custodial cash liabilities.
Certain jurisdictions where the Company operates require the Company to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer custodial cash liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial funds, and certain other customer receivables. As of December 31, 2022 and 2021, the Company’s eligible liquid assets were greater than the aggregate amount of customer custodial cash liabilities.
USDC
USD Coin (“USDC”) is accounted for as a financial instrument; one USDC can be redeemed for one U.S. dollar on demand from the issuer.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Accounts and loans receivable and allowance for doubtful accounts
Accounts and loans receivables are contractual rights to receive cash or crypto assets either on demand or on fixed or determinable dates, and are recognized as an asset on the consolidated balance sheets. Accounts and loans receivable consists of trade finance receivables, custodial fee revenue receivable, loans receivable, crypto asset loan receivables, interest receivable, and other receivables.
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
Loans receivable represent cash loans made to consumers and institutions. These loans are collateralized with crypto assets held by those users in their crypto asset wallets on the Company’s platform. Loans receivable are subsequently measured at amortized cost.
Crypto asset loan receivables represent crypto asset loans made to institutions. These loans are collateralized with fiat, USDC, or crypto assets held by those users in their crypto asset wallet on the Company’s platform. Crypto asset loan receivables are initially and subsequently measured at the fair value of the underlying crypto asset lent and adjusted for expected credit losses.
The Company recognizes an allowance for doubtful accounts for receivables based on expected credit losses. In determining expected credit losses, the Company considers historical loss experience, the aging of its receivable balance, and the fair value of any collateral held. For loans receivable and crypto asset loan receivables, the Company applies the collateral maintenance provision practical expedient. The Company would recognize credit losses on these loans if there is a collateral shortfall and it is not reasonably expected that the borrower will replenish such a shortfall.
Concentration of credit risk
The Company’s cash and cash equivalents, restricted cash, customer custodial funds, and accounts and loans receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, restricted cash, and customer custodial funds are primarily placed with financial institutions which are of high credit quality. The Company invests cash and cash equivalents, and customer custodial funds primarily in highly liquid, highly rated instruments which are uninsured. The Company may also have corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts. The Company also holds cash at crypto trading venues and performs a regular assessment of these crypto trading venues as part of its risk management process.
The Company held $861.1 million and $100.1 million of USDC as of December 31, 2022 and 2021, respectively. The issuer of USDC reported that, as of December 31, 2022, underlying reserves were held in cash and short-duration U.S. Treasuries within segregated accounts for the benefit of USDC holders.
As of December 31, 2022 and 2021, the Company had one counterparty and no counterparties, respectively, who accounted for more than 10% of the Company’s accounts and loans receivable, net. In January and February 2023, the Company received payments from this counterparty which accounted for their total receivable balance.
During the years ended December 31, 2022 and 2021, no counterparty accounted for more than 10% of total revenue.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Crypto assets held
The crypto assets held by the Company, with no qualifying fair value hedge, are accounted for as intangible assets with indefinite useful lives, and are initially measured at cost. Crypto assets accounted for as intangible assets are subject to impairment losses if the fair value of crypto assets decreases below the carrying value at any time during the period. The fair value is measured using the quoted price of the crypto asset at the time its fair value is being measured in the Company’s principal market. Impairment expense is reflected in other operating expense, net in the consolidated statements of operations. The Company assigns costs to transactions on a first-in, first-out basis.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in lease right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. Most leases do not provide an implicit rate, so the Company uses its incremental borrowing rate. The operating lease ROU assets also include any lease payments made before commencement and exclude lease incentives.
The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has made the policy election to account for short-term leases by recognizing the lease payments in profit or loss on a straight-line basis over the lease term and not recognizing these leases on the consolidated balance sheets. Variable lease payments are recognized in profit or loss in the period in which the obligation for those payments is incurred. The Company has real estate lease agreements with lease and non-lease components for which the Company has made the accounting policy election to account for these agreements as a single lease component.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
Investments
The Company holds the following categories of investments, which are included in other non-current assets on the consolidated balance sheets.
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
Crypto asset borrowings
The Company borrows crypto assets from third parties on an unsecured basis. Such crypto assets borrowed by the Company are reported in crypto assets held on the consolidated balance sheets.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The borrowings are accounted for as hybrid instruments, with a liability host contract that contains an embedded derivative based on the changes in the fair value of the underlying crypto asset. The host contract is not accounted for as a debt instrument because it is not a financial liability, is carried at the fair value of the assets acquired and reported in crypto asset borrowings on the consolidated balance sheets. The embedded derivative is accounted for at fair value, with changes in fair value recognized in other operating expense, net in the consolidated statements of operations. The embedded derivatives are included in crypto asset borrowings on the consolidated balance sheets.
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
Derivative contracts
Derivative contracts derive their value from underlying asset prices, other inputs or a combination of these factors. Derivative contracts are recognized as either assets or liabilities on the consolidated balance sheets at fair value, with changes in fair value recognized in other operating expense, net.
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
The Company also enters into foreign exchange forward contracts that act as economic hedges against the impact of changes in Euro on the Company’s intercompany transactions. The Company records changes in fair value of the forward contracts as part of other expense (income), net in the consolidated statements of operations.
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
Revenue recognition
See Note 5. Revenue, for information on the Company’s accounting policies for revenue recognition.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Contract acquisition costs
The Company has elected to apply the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would otherwise have been recognized is one year or less.
Transaction expense
Transaction expense includes costs incurred to operate the Company’s platform, process crypto asset trades, and perform wallet services. These costs include account verification fees, miner fees to process transactions on blockchain networks, fees paid to payment processors and other financial institutions for customer transaction activity, and crypto asset losses due to transaction reversals. Transaction expense also includes rewards paid to users for staking activities conducted by the Company. Fixed-fee costs are expensed over the term of the contract and transaction-level costs are expensed as incurred.
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
Other operating expense, net
Other operating expense, net includes the cost of the Company’s crypto assets used to fulfill customer accommodation transactions. Periodically, as an accommodation to customers, the Company may fulfill customer transactions using its own crypto assets. The Company has custody and control of the crypto assets prior to the sale to the customer. Accordingly, the Company records the total value of the sale in other revenue and the cost of the crypto asset in other operating expense, net.
Other operating expense, net also includes impairment and realized gains on the sale of crypto assets, realized gains and losses resulting from the settlement of derivative instruments, and fair value gains and losses related to derivatives and derivatives designated in qualifying fair value hedge accounting relationships.
Stock-based compensation
The Company recognizes stock-based compensation expense using a fair-value based method for costs related to all equity awards granted under its equity incentive plans to employees, directors and non-employees of the Company including restricted stock, RSUs, stock options and purchase rights granted under the ESPP.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
On March 31, 2022, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 121 (“SAB 121”). SAB 121 sets out interpretive guidance from the staff of the SEC regarding the accounting for obligations to safeguard crypto assets that an entity holds for its customers. Safeguarding is defined as taking actions to secure customer crypto assets and the associated cryptographic key information and protecting them from loss, theft, or other misuse. The guidance requires an entity to recognize a liability for the obligation to safeguard the users’ assets, and recognize an associated asset for the crypto assets safeguarded. Both the liability and asset should be measured initially and subsequently at the fair value of the crypto assets being safeguarded. The guidance also requires additional disclosures related to the nature and amount of crypto assets that the entity is responsible for holding for its customers, with separate disclosure for each significant crypto asset, and the vulnerabilities the entity has due to any concentration in such activities. The Company has adopted this guidance as of June 30, 2022 with retrospective application as of January 1, 2022. The balances as of January 1, 2022 for the customer crypto assets and customer crypto liabilities were both $267.6 billion.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
The following expenses were recognized within restructuring expenses in the consolidated statements of operations during the year ended December 31, 2022 (in thousands). The Company does not expect to incur any additional charges in connection with this restructuring.

Year Ended December 31, 2022
Separation pay	$38,741
Other personnel costs	1,962
Total	$40,703
The following table summarizes the balance of the restructuring reserve and the changes in the reserve as of and for the year ended December 31, 2022 (in thousands):

	Expenses Incurred	Payments	Adjustments	Accrued Balance as of December 31, 2022
Separation pay	$39,259	$(38,741)	$(518)	$—
Other personnel costs	3,194	(1,962)	(1,232)	—
Total	$42,453	$(40,703)	$(1,750)	$—
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination under the acquisition method. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, synergies, and the use of purchased technology to develop future products and technologies. The final allocation of purchase consideration to assets and liabilities remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date). Any changes in the fair value of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. During the year ended December 31, 2022, a measurement period adjustment associated with deferred tax assets was recorded, resulting in an increase in other non-current assets of $4.1 million and a corresponding reduction in goodwill.
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
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
FairXchange, Inc.
On February 1, 2022, the Company completed the acquisition of FairXchange, Inc. (“FairX”) by acquiring all issued and outstanding shares of capital stock, stock options and warrants of FairX. FairX is a derivatives exchange which is registered with the U.S. Commodity Futures Trading Commission as a designated contract market (“DCM”) and the Company believes it has been a key stepping stone on the Company’s path to offer crypto derivatives to consumers and institutional customers in the United States.
In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination under the acquisition method. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, market presence, synergies, and the use of purchased technology to develop future products and technologies. The final allocation of purchase consideration to assets and liabilities remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date). Any changes in the fair value of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. During the year ended December 31, 2022, a measurement period adjustment associated with deferred tax assets was recorded, resulting in an increase in other non-current assets of $0.3 million and a corresponding reduction in goodwill.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
Included in the purchase consideration are 496,434 shares of the Company’s Class A common stock that are subject to an indemnity holdback. The shares subject to the indemnity holdback was released 18 months after the closing date of the transaction.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed using a cost-based approach (in thousands):

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
The impact of this acquisition was not considered significant to the Company’s consolidated financial statements and pro forma financial information has not been provided.
Other acquisitions
During the year ended December 31, 2021, the Company also completed five other acquisitions that were not material individually, but were material when aggregated. In each of these acquisitions the Company acquired all issued and outstanding common stock and stock options of the acquiree.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The total purchase consideration in each acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates, with the excess recorded as goodwill. During the year ended December 31, 2022, measurement period adjustments associated with deferred tax assets were recorded, resulting in an increase in other non-current assets of $1.9 million and a corresponding reduction in goodwill.
The aggregate total consideration transferred in these acquisitions was $211.0 million, consisting of the following (in thousands):

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
In September 2022, upon resolution of the contingency and determination of the number of shares of the Company’s Class A common stock to be issued under the first tranche of the contingent consideration arrangement, the Company reclassified the value of the first tranche from other non-current liabilities into additional paid-in capital on the consolidated balance sheets. The second tranche of the contingent consideration arrangement is included in other non-current liabilities and is subject to subsequent measurement at fair value with changes in fair value recognized through other expense (income), net.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the respective dates of acquisition. The following table summarizes the aggregate estimated fair values of assets acquired and liabilities assumed using a cost-based approach (in thousands):

Cash and cash equivalents	$8,039
Accounts and loans receivable, net of allowance	57
Prepaid expenses and other current assets	276
Intangible assets, net	62,100
Goodwill	144,379
Total assets	214,851

Accounts payable	359
Accrued expenses and other current liabilities	983
Other non-current liabilities	2,505
Total liabilities	3,847
Net assets acquired	$211,004
The excess of aggregate purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill of $144.4 million, of which $77.1 million is expected to be deductible for U.S. tax purposes. The goodwill balance is primarily attributed to the assembled workforce, market presence, synergies, and the use of purchased technology to develop future products and technologies.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the dates of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in Years)
Developed technology	$45,900	2.5
User base	1,000	2.5
IPR&D	2,300	N/A
Customer relationships	12,900	4.3
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
Total acquisition costs of $4.3 million were incurred related to these other acquisitions, which were recognized as expenses and included in general and administrative expenses in the consolidated statements of operations. The Company also entered into employment agreements with key employees of the acquirees, which included stock-based compensation arrangements. In conjunction with these agreements, the Company recognized $5.5 million of compensation expenses on the acquisition dates included in technology and development expenses. Stock-based compensation arrangements offered to these key employees with vesting conditions will be recognized as compensation expense in future periods. See Note 18. Stock-Based Compensation, for additional details regarding stock-based compensation issued to employees.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The impact of these acquisitions were not considered significant to the Company’s consolidated financial statements and pro forma financial information has not been provided.
2020 acquisition
Tagomi
On July 31, 2020, the Company completed the acquisition of Tagomi Holdings, Inc. (“Tagomi”), by acquiring all issued and outstanding shares of common stock and stock options of Tagomi. Tagomi is an institutional trading platform for crypto assets and offers an end-to-end trading solution that caters to sophisticated traders and institutions. Tagomi operates an advanced trading platform which pools liquidity from multiple venues to offer efficient pricing, algorithmic trading, a suite of prime services (including delayed settlement and borrowing and lending of fiat currency and crypto assets), and a flexible account hierarchy and operational processes that meet the needs of institutional clients.
The total consideration transferred in the acquisition was $41.8 million, consisting of the following (in thousands):

Common stock of the Company	$30,589
Replacement of Tagomi options and warrants	760
Cash	1,906
Settlement of pre-existing receivable	8,537
Total purchase consideration	$41,792
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash and cash equivalents	$13,777
Customer custodial funds	19,837
Crypto assets held	5,687
Accounts and loans receivable, net of allowance	5,795
Prepaid expenses and other current assets	633
Intangible assets, net	7,350
Goodwill	22,516
Other non-current assets	1,611
Total assets	77,206

Customer custodial cash liabilities	20,787
Accounts payable	5,887
Accrued expenses and other current liabilities	66
Crypto asset borrowings	8,674
Total liabilities	35,414
Net assets acquired	$41,792
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill of $22.5 million, which is not deductible for tax purposes. The goodwill balance is primarily attributed to the market presence, synergies, and the use of purchased technology to develop future products and technologies.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
The impact of this acquisition was not considered significant to the Company’s consolidated financial statements and pro forma financial information has not been provided.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net revenue
Transaction revenue
Consumer, net	$2,236,900	$6,490,992	$1,040,246
Institutional, net	119,344	346,274	55,928
Total transaction revenue	2,356,244	6,837,266	1,096,174
Subscription and services revenue
Blockchain rewards	275,507	223,055	10,413
Custodial fee revenue	79,847	136,293	18,561
Interest income	326,956	25,835	5,535
Other subscription and services revenue(1)	110,261	132,304	10,484
Total subscription and services revenue	792,571	517,487	44,993
Total net revenue	3,148,815	7,354,753	1,141,167
Other revenue
Crypto asset sales revenue	625	482,550	133,688
Corporate interest and other income	44,768	2,141	2,626
Total other revenue	45,393	484,691	136,314
Total revenue	$3,194,208	$7,839,444	$1,277,481
__________________
(1)During the third quarter of 2022, the Company rebranded the “Earn” campaign to the “Learning Rewards” campaign. $17.7 million of Learning Rewards revenue is included within other subscription and services revenue for the year ended December 31, 2022. $63.1 million and $7.7 million of Learning Rewards revenue has been reclassified from its own line item to other subscription and services revenue for the years ended December 31, 2021 and 2020 , respectively, to conform to the current period presentation.

Transaction revenue
Consumer transaction revenue represents transaction fees earned from customers that are primarily individuals, while institutional transaction revenue represents transaction fees earned from institutional customers, such as hedge funds, family offices, principal trading firms, and financial institutions. Institutional clients can trade spot via the Coinbase Spot Market and derivatives via the Coinbase Derivatives Exchange, or utilize Coinbase Prime services depending on their needs. High-frequency trading firms, such as market makers and principal traders, benefit from lower latency by connecting through the Coinbase Spot Market and Coinbase Derivatives Exchange, while corporations and family offices can access an integrated suite of investment services through Coinbase Prime.
The Company’s service is comprised of a single performance obligation to provide a crypto asset matching service when customers buy, sell, or convert crypto assets. That is, the Company is an agent in transactions between customers and presents revenue for the fees earned on a net basis.
Judgment is required in determining whether the Company is the principal or the agent in transactions between customers. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the crypto asset provided before it is transferred to the customer (gross) or whether it acts as an agent by arranging for other customers to provide the crypto asset to the customer (net). The Company does not control the crypto asset being provided before it is transferred to the buyer, does not have inventory risk related to the crypto asset, and is not responsible for the fulfillment of the crypto asset. The Company also does not set the price for the crypto asset as the price is a market rate established by users of the platform. As a result, the Company acts as an agent in facilitating the ability for a customer to purchase crypto assets from another customer.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
Blockchain rewards
Blockchain rewards are primarily comprised of staking revenue in which the Company participates in networks with proof-of-stake consensus algorithms, through creating or validating blocks on the network using the staking validators that it controls. Blockchain protocols, or the participants that form the protocol networks, reward users for performing various activities on the blockchain. The most common form today is participating in proof-of-stake networks, however, there are other consensus algorithms. The Company considers itself the principal in transactions with the blockchain networks, and therefore presents such blockchain rewards earned on a gross basis. In exchange for participating in the consensus mechanism of these networks, the Company earns rewards in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that the Company controls. Revenue is measured based on the number of tokens received and the fair value of the token at contract inception. Blockchain services offered as part of Coinbase Cloud’s blockchain infrastructure solutions are included in other subscription and services revenue. The Company’s staking revenue is included within blockchain rewards.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Custodial fee revenue
The Company provides a dedicated secure cold storage solution to customers and earns a fee, which is based on a contractual percentage of the daily value of assets under custody. The fee is collected on a monthly basis. These contracts typically have one performance obligation which is provided and satisfied over the term of the contracts as customers simultaneously receive and consume the benefits of the services. The contract may be terminated by a customer at any time, without incurring a penalty. Customers are billed on the last day of the month during which services were provided, with the amounts being due within thirty days of receipt of the invoice. Accounts receivable from customers for custodial fee revenue, net of allowance, were $7.8 million and $22.4 million as of December 31, 2022 and 2021, respectively. The allowance recognized against these fees was not material for any of the periods presented.
Interest income and corporate interest and other income
The Company earns income on fiat funds under a revenue sharing arrangement with the issuer of USDC, pursuant to which the Company shares any interest income generated from USDC reserves pro rata based on (i) the amount of USDC distributed by each respective party and (ii) the amount of USDC held on each respective party’s platform. The Company’s income is dependent on the balance of such fiat funds and the prevailing interest rate environment. The Company also earns interest income on loans issued to its consumers and institutional users. Additionally, the Company holds customer custodial funds and cash and cash equivalents at certain third-party banks which earn interest. Interest income earned from customer custodial funds, cash and cash equivalents and loans is calculated using the interest method and is not within the scope of Topic 606 – Revenue from Contracts with Customers. Interest earned on revenue sharing, customer custodial funds, and loans is included in interest income within subscription and services revenue. Interest earned on cash and cash equivalents is included in corporate interest and other income, within other revenue.
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
Other revenue
Other revenue includes the sale of crypto assets and corporate interest and other income. Periodically, as an accommodation to customers, the Company may fulfill customer transactions using the Company’s own crypto assets held for operating purposes. The Company has custody and control of the crypto assets prior to the sale to the customer and records revenue at the point in time when the sale to the customer is processed. Accordingly, the Company records the total value of the sale in other revenue and the cost of the crypto assets in other operating expense, net within the consolidated statements of operations. The cost of crypto assets used in fulfilling customer transactions was $0.5 million, $436.0 million and $131.9 million for the years ended December 31, 2022 , 2021 and 2020, respectively.
Related party transactions
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue from related party customers of $12.9 million, $29.1 million and $3.4 million for the years ended December 31, 2022, 2021, and 2020 respectively. As of December 31, 2022 and 2021, amounts receivable from related party customers were $1.3 million and $4.5 million, respectively.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Revenue by geographic location
In the table below are the revenues disaggregated by geography, based on domicile of the customers or booking location, as applicable (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$2,684,425	$6,339,270	$966,153
Rest of the world(1)	509,783	1,500,174	311,328
Total revenue	$3,194,208	$7,839,444	$1,277,481
__________________
(1)No other individual country accounted for more than 10% of total revenue.
6.    ACCOUNTS AND LOANS RECEIVABLE, NET OF ALLOWANCE
Accounts and loans receivable, net of allowance consisted of the following (in thousands):

	December 31,
	2022	2021
Trade finance receivables	$—	$1,865
Custodial fee revenue receivable	8,434	23,727
Loans receivable	98,203	218,461
Crypto asset loan receivables	85,826	—
Interest and other receivables(1)	223,413	85,204
Allowance for doubtful accounts(2)	(11,500)	(24,551)
Total accounts and loans receivable, net of allowance	$404,376	$304,706
__________________
(1)Includes accounts receivables denominated in crypto assets of $6.9 million and $26.4 million as of December 31, 2022 and 2021, respectively. See Note 14. Derivatives for additional details.
(2)Includes provision for transaction losses of $3.2 million and $16.8 million as of December 31, 2022 and 2021, respectively.

Loans receivable
The Company issues fiat loans to consumers and institutions. As of December 31, 2022 and 2021, the Company had issued loans with an outstanding balance of $98.2 million and $218.5 million, respectively. The related interest receivable on the loans as of December 31, 2022 and 2021, was $0.7 million and $1.3 million, respectively.
The amounts loaned are collateralized with crypto assets held by the borrower in their crypto asset wallet on the Company’s platform. The Company does not have the right to use such collateral unless the borrower defaults on the loans. Due to the collateral requirements, the Company's process for collateral maintenance, and collateral held on platform, the Company’s credit exposure is significantly limited and no allowance was recorded against these loans receivable. The loans are measured at amortized cost. The carrying value of the loans approximates their fair value due to their short-term duration of less than 12 months. As of December 31, 2022 and 2021, there were no loans receivable past due. See Note 12. Accrued Expenses and Other Current Liabilities, for additional details regarding the Company’s obligation to return collateral.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Crypto asset loan receivables
The Company enters into transactions where it lends crypto assets to unaffiliated institutional customers. The Company evaluates the crypto asset loan receivables for credit loss. Due to the collateral requirements, the Company's process for collateral maintenance, and collateral held on platform, the Company’s credit exposure is significantly limited and no allowance, write-offs or recoveries were recorded against these crypto asset loan receivables as of and during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, there were no crypto asset loan receivables past due.
The Company requires that borrowers pledge assets as collateral for those loans. See Note 12. Accrued Expenses and Other Current Liabilities, for additional details regarding the Company’s obligation to return collateral.
7.    LEASES
The Company has operating leases for corporate offices. The leases have remaining lease terms of less than one year to four years. The leases generally contain options to extend or terminate the lease. However, these were not included in determining the lease terms as the Company is not reasonably certain to exercise those options. The Company rents or subleases certain of these corporate offices to third parties. The Company recognized sublease income of $5.3 million, $6.7 million and $6.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The remaining terms of these subleases range from thirteen months to two years.
The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$36,724	$34,074	$30,231
Short-term lease cost	707	374	358
Total lease cost	$37,431	$34,448	$30,589
Other information related to leases was as follows as of:

	December 31,
	2022	2021
Weighted-average remaining lease term (in years)	1.2	2.0
Weighted-average discount rate	3.01%	3.02%
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Maturities of lease liabilities were as follows (in thousands):

2023	$36,259
2024	33,607
2025	8,820
2026	792
Thereafter	—
Total lease payments	79,478
Less imputed interest	(3,700)
Total	$75,778
430 California office space
In September 2020, the Company renegotiated the terms of its office space lease in San Francisco, California, which included a partial give back of space for which the lease had not yet commenced. The terms of the agreement provided that the Company would pay a cancellation fee of $7.9 million and commit to enter into leases at the lessor’s other properties, with a minimum committed spend of $15.5 million spread over the period from September 2020 to December 2025.
In February 2023, the Company entered into an early termination agreement for its remaining office space lease in San Francisco, California, which will now terminate on March 31, 2023. The Company will pay a termination fee of $25.0 million and commit to spend an additional $2.0 million at the lessor’s other properties by March 31, 2025. The Company’s estimated lease liability as of March 31, 2023 and prior to the termination was expected to be $43.7 million.
8.    PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Furniture and fixtures	$7,217	$7,307
Construction in progress	163	535
Computers and equipment	5,852	3,542
Leasehold improvements	45,099	43,048
Capitalized software	198,537	47,044
Total cost	256,868	101,476
Accumulated depreciation and amortization	(85,015)	(42,246)
Total, net	$171,853	$59,230
Depreciation and amortization expense was $48.0 million, $18.4 million, and $14.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Total additions to capitalized software were $178.6 million, $22.2 million and $12.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded impairment charges of $21.8 million, $0, and $0, respectively, related to its property and equipment. Impairment expense is included in other operating expense, net in the consolidated statements of operations.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Long-lived assets, which consisted of property and equipment, net and operating lease ROU assets, by geography were as follows (in thousands):

	December 31,
	2022	2021
United States	$229,737	$145,203
Rest of the world(1)	11,473	12,412
Total long-lived assets	$241,210	$157,615
________________
(1)No other individual country accounted for more than 10% of total long-lived assets.
9.    GOODWILL, INTANGIBLE ASSETS, NET AND CRYPTO ASSETS HELD
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Year Ended December 31,
	2022	2021
Balance, beginning of period	$625,758	$77,212
Additions due to business combinations	454,417	548,546
Measurement period adjustments(1)	(6,269)	—
Balance, end of period	$1,073,906	$625,758
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Intangible assets, net
Intangible assets, net consisted of the following (in thousands, except years data):

As of December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in Years)
Amortizing intangible assets
Acquired developed technology	$126,692	$(81,172)	$45,520	2.3
User base	2,997	(2,154)	843	0.8
Customer relationships	86,691	(45,717)	40,974	2.6
Non-compete agreement	2,402	(1,641)	761	1.6
Assembled workforce	60,800	(44,857)	15,943	0.4
Trade Relationships	3,400	(1,039)	2,361	2.1
In-process research and development(1)	1,877	—	1,877	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Licenses	26,900	—	26,900	N/A
Total	$312,009	$(176,580)	$135,429
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years once placed in service.

As of December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in Years)
Amortizing intangible assets
Acquired developed technology	$100,908	$(34,865)	$66,043	2.0
User base	2,997	(1,020)	1,977	1.8
Customer relationships	79,491	(27,789)	51,702	3.7
Non-compete agreement	2,402	(1,161)	1,241	2.6
Assembled workforce	60,800	(8,324)	52,476	1.4
In-process research and development(1)	3,000	—	3,000	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Total	$249,848	$(73,159)	$176,689
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years once placed in service.

Amortization expense of intangible assets was $106.1 million, $45.3 million and $16.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company estimates that there is no significant residual value related to its amortizing intangible assets.
During the years ended December 31, 2022, 2021 and 2020 the Company recorded impairment charges of $4.7 million, $0.5 million and $0, respectively, related to its intangible assets, excluding crypto assets held. Impairment expense is included in other operating expense, net in the consolidated statements of operations.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The expected future amortization expense for intangible assets other than IPR&D as of December 31, 2022 is as follows (in thousands):

2023	$66,924
2024	21,361
2025	13,120
2026	4,819
2027	178
Thereafter	—
Total expected future amortization expense	$106,402
Crypto assets held
Crypto assets held consisted of the following (in thousands):

	December 31,
	2022	2021
Recorded at impaired cost
Crypto assets held as investments	$155,251	$209,415
Crypto assets held for operating purposes	67,577	357,093
Total crypto assets held recorded at impaired cost	222,828	566,508
Recorded at fair value(1)
Crypto assets held as investments	133,416	—
Crypto assets borrowed	68,149	421,685
Total crypto assets held recorded at fair value	201,565	421,685
Total crypto assets held	$424,393	$988,193
__________________
(1)Recorded at fair value as these crypto assets are held as the hedged item in qualifying fair value hedges.

The Company recorded gross impairment charges of $757.3 million, $329.2 million and $8.4 million during the years ended December 31, 2022, 2021 and 2020 respectively, due to the observed market price of crypto assets decreasing below the carrying value during the respective periods. The Company partially recovered impairments recorded during the respective periods through subsequent crypto asset sales and disposals. Impairment expense is included in other operating expense, net in the consolidated statements of operations.
See Note 14. Derivatives, for additional details regarding crypto assets held designated as hedged items in fair value hedges. See Note 15. Fair Value Measurements, for additional details regarding the carrying value of the Company’s crypto assets held.
When the Company borrows crypto assets, it may be required to pledge collateral. The collateral requirements range from 100% to 110% of the fair value of the crypto assets borrowed, and the Company is required to pledge additional assets to maintain its required collateral percentage. The lender may have the right to use the collateral. If the lender has the right to use the collateral or if the collateral is fiat, the Company derecognizes the collateral that has been pledged and recognizes a right to receive the collateral. The lender is not obligated to return the collateral if the Company defaults on its borrowings. The Company has not defaulted on any of its borrowings. See Note 11. Prepaid Expenses and Other Assets, for additional details regarding the assets pledged as collateral.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
10.    CUSTOMER ASSETS AND LIABILITIES
The following table presents customers’ cash and crypto positions (in thousands):

	December 31,
	2022	2021
Customer custodial funds	$5,041,119	$10,617,552
Customer crypto assets(1)	75,413,188	—
Total customer assets	80,454,307	10,617,552

Customer custodial cash liabilities	$4,829,587	$10,480,612
Customer crypto liabilities(1)	75,413,188	—
Total customer liabilities	80,242,775	10,480,612
__________________
(1)The Company adopted SAB 121 as of January 1, 2022. Prior to 2022, the Company did not record customer crypto assets and liabilities on its consolidated balance sheets.

The Company safeguards crypto assets for customers in digital wallets and portions of cryptographic keys necessary to access crypto assets on the Company’s platform. The Company safeguards these assets and/or keys and is obligated to safeguard them from loss, theft, or other misuse. The Company records customer crypto assets as well as corresponding customer crypto liabilities, in accordance with recently adopted guidance, SAB 121. The Company maintains a record of all assets in digital wallets held on the Company’s platform as well as the full or a portion of private keys including backup keys, which are maintained on behalf of customers. For crypto assets where the Company does not maintain a private key or the ability to recover a customer’s private key, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. The Company records the assets and liabilities, on the initial recognition and at each reporting date, at the fair value of the crypto assets which it safeguards for its customers.

The Company has committed to securely store all crypto assets and cryptographic keys (or portions thereof) it holds on behalf of customers, and the value of these assets have been recorded as customer crypto liabilities and corresponding customer crypto assets. As such, the Company may be liable to its customers for losses arising from theft or loss of private keys. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets on its platform, and (iii) it has established security around private key management to minimize the risk of theft or loss. The Company has adopted a number of measures to safeguard crypto assets it secures including, but not limited to, holding customer crypto assets on a 1:1 basis and strategically storing custodied assets offline using Coinbase’s cold storage process. The Company also does not reuse or rehypothecate customer crypto assets nor grant security interests in customer crypto assets, in each case unless required by law or expressly agreed to by the customer. Any loss or theft would impact the measurement of the customer crypto assets. During the year ended December 31, 2022, no losses have been incurred in connection with customer crypto assets.
As of December 31, 2022, customer crypto assets and customer crypto liabilities safeguarded for related parties were $3.5 billion. As of December 31, 2022, customer custodial cash liabilities due to related party customers were $14.2 million. As of December 31, 2021, customer custodial cash liabilities due to related party customers were immaterial.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the fair value of customer crypto assets, as shown on the consolidated balance sheets, as customer crypto assets and customer crypto liabilities, as of December 31, 2022 (in billions):

	Fair Value	Percentage of Total(1)
Bitcoin	$32.5	43.1%
Ethereum(2)	20.8	27.6%
USDC	1.1	1.4%
Other crypto assets	21.0	27.9%
Total customer crypto assets	$75.4	100.0%
__________________
(1)As of December 31, 2022, no assets other than Bitcoin and Ethereum individually represented more than 5% of total customer crypto assets.
(2)As of December 31, 2022, Ethereum included $3.0 billion of Ethereum 2.

See Note 15. Fair Value Measurements, for additional details regarding the customer crypto assets and customer crypto liabilities.
11.    PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets, and other non-current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses and other current assets
Prepaid expenses	$98,204	$123,246
Deposits	—	9,658
Assets pledged as collateral	100,007	—
Other	18,837	2,945
Total prepaid expenses and other current assets	$217,048	$135,849

Other non-current assets
Strategic investments	$326,683	$363,950
Deferred tax assets	1,046,791	573,547
Deposits	10,989	13,347
Other	17,257	1,463
Total other non-current assets	$1,401,720	$952,307

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Assets pledged as collateral
The Company has pledged USDC that serves exclusively as collateral for certain crypto asset borrowings with a fair value of at least 100% of the loan amount outstanding. The Company has pledged Bitcoin that serves exclusively as collateral for fiat loans with a fair value of at least 110% of the loan amount outstanding.
As of December 31, 2022, the balance of the Company’s pledged collateral consisted of the following (in thousands, except units):

	December 31, 2022
	Units	Fair Value
Asset
USDC	47,633,897	$47,634
Bitcoin	650	10,743
Fiat	N/A	41,630
Total		$100,007
As of December 31, 2021, the Company did not have any assets pledged as collateral recorded on the consolidated balance sheets.
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

	Year Ended December 31,
	2022	2021
Carrying amount, beginning of period	$352,431	$26,146
Net additions(1)	62,975	320,316
Upward adjustments	900	8,019
Previously held interest in Bison Trails (see Note 4)	—	(2,000)
Impairments and downward adjustments	(101,021)	(50)
Carrying amount, end of period(2)	$315,285	$352,431
__________________
(1)Net additions include additions from purchases and reductions due to exits of securities and reclassifications due to changes to capital structure.
(2)Excludes $11.4 million and $11.5 million of strategic investments during the years ended December 31, 2022 and 2021, respectively, that are not accounted for under the measurement alternative.

Upward adjustments, impairments and downward adjustments from remeasurement of investments are included in other expense (income), net in the consolidated statements of operations. As of December 31, 2022, cumulative upward adjustments were $4.9 million and cumulative impairments and downward adjustments were $102.0 million. As of December 31, 2021, cumulative upward adjustments and cumulative impairments and downward adjustments were $4.6 million and $0.5 million, respectively.
During the years ended December 31, 2022 and 2021, the Company invested an aggregate of $13.8 million and $203.1 million, respectively, in investees in which certain related parties of the Company held an interest over 10%.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
12.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued expenses	$75,532	$195,810
Accrued payroll and payroll related	90,257	146,313
Income taxes payable	5,534	4,553
Short-term borrowings	20,519	20,060
Obligation to return collateral	26,874	—
Other payables(1)	112,520	72,823
Total accrued expenses and other current liabilities	$331,236	$439,559
__________________
(1)Includes other payables denominated in crypto assets of $8.8 million as of December 31, 2022 and an immaterial amount as of December 31, 2021. See Note 14. Derivatives for additional details.
Short-term borrowings
Short-term borrowings include borrowings with open terms or amounts payable within the next 12 months or sooner at the option of the Company or the lender. The weighted average interest rate on these borrowings were 4.49% and 5.00% per annum as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company repaid an aggregate of $191.1 million of short-term borrowings.
Obligation to return collateral
For loans receivable and crypto asset loans receivables, the Company requires borrowers to post collateral. The collateral requirements range from 30% to 175% of the fair value of the loan, and the borrower is required to pledge additional assets to maintain their required collateral percentage. The collateral pledged by borrowers is held on the Company’s platform and the Company may have the right to use the collateral. If the Company has the right to use the collateral, or if the collateral is fiat, the Company records the collateral as an asset with a corresponding obligation to return collateral. The Company is not obligated to return the collateral if the borrower defaults. As of December 31, 2022, the obligation to return collateral was comprised of only USDC.
13.     INDEBTEDNESS
The components of indebtedness were as follows as of December 31, 2022 (in thousands, except percentages):

Indebtedness	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,437,500	$(23,339)	$1,414,161
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(10,022)	989,978
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	1,000,000	(10,691)	989,309
Total		$3,437,500	$(44,052)	$3,393,448

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The components of indebtedness were as follows as of December 31, 2021 (in thousands, except percentages):

Indebtedness	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,437,500	$(29,436)	$1,408,064
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(11,565)	988,435
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	1,000,000	(11,704)	988,296
Total		$3,437,500	$(52,705)	$3,384,795
Convertible senior notes
In May 2021, the Company issued an aggregate principal amount of $1.4 billion of convertible senior notes due in 2026 (the “2026 Convertible Notes”) pursuant to an indenture, dated May 18, 2021 (the “Convertible Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2026 Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).
The 2026 Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 0.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2026 Convertible Notes mature on June 1, 2026, unless earlier converted, redeemed or repurchased. The proceeds received of $1.4 billion were net of a 1% original issue discount.
The initial conversion rate and conversion rate for the 2026 Convertible Notes is 2.6994 shares of the Company's Class A common stock per $1,000 principal amount of 2026 Convertible Notes, which is equivalent to an initial conversion price of approximately $370.45 per share of the Class A common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the Convertible Notes Indenture.
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
The indenture governing the Senior Notes contains customary covenants that restrict the ability of the Company and certain of its subsidiaries to incur debt and liens. The Company is not aware of any instances of non-compliance with the covenants as of December 31, 2022.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Interest
The following table summarizes the interest expense for the 2026 Convertible Notes, the 2028 Senior Notes and the 2031 Senior Notes (in thousands):

	Year Ended December 31,
	2022	2021	2020
Coupon interest	$77,235	$24,129	$—
Amortization of debt discount and issuance costs	8,653	5,031	—
Total	$85,888	$29,160	$—
Debt discounts and debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the respective note.
14.    DERIVATIVES
The following outlines the Company’s derivatives and the related hedge accounting designation, as applicable.

Type of Derivative	Description of Derivative	Location of Host Contract and Derivative on Balance Sheets
Crypto asset borrowings(1)	The Company borrowed crypto assets that resulted in the obligation to deliver a fixed amount of crypto assets in the future.	Crypto asset borrowings
Accounts and loans receivable denominated in crypto assets	Accounts receivable denominated in crypto assets: The Company provided services for which, under the contract, the customer pays in crypto assets. The amount of crypto assets are fixed at the time of invoicing.
Crypto asset loans receivable: The Company lends crypto assets to institutions. The amount of crypto assets are fixed at the time of loan origination.
	In both of the above cases, the right to receive fixed amounts of crypto assets consists of a receivable host contract and an embedded forward contract to purchase crypto assets.	Accounts and loans receivable, net of allowance
Other payables denominated in crypto assets	The Company entered into arrangements that result in the obligation to deliver a fixed amount of crypto assets in the future.	Accrued expenses and other current liabilities
Crypto asset futures(1)	The Company entered into short positions on futures contracts to minimize the exposure on the change in the fair value price of crypto assets held.	Accounts and loans receivable, net of allowance
Crypto assets pledged as collateral
The Company derecognizes the collateral that has been pledged and recognizes a right to receive a fixed amount of crypto assets pledged as collateral if the lender has the right to use the collateral. The Company has pledged Bitcoin that serves exclusively as collateral for fiat loans.
Prepaid expenses and other current assets
__________________
(1)     For risk management purposes, the Company applies hedge accounting using these derivative instruments in qualifying fair value hedges to primarily hedge the fair value exposure of crypto asset prices.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Impact of derivatives on the consolidated balance sheets
The following table summarizes the notional amounts of derivative instruments outstanding, measured in U.S. dollar equivalents (in thousands):

	December 31,
	2022	2021
Designated as hedging instrument
Crypto asset borrowings with embedded derivatives	$80,999	$669,445
Crypto asset futures(1)	136,230	—
Not designated as hedging instrument
Crypto asset borrowings with embedded derivatives	70,462	—
Accounts and loans receivable denominated in crypto assets	101,598	17,415
Other payables denominated in crypto assets	4,267	—
Crypto asset futures(1)	12,462	—
Crypto assets pledged as collateral	13,103	—
__________________
(1)    Derivative transactions are measured in terms of the notional amount; however, this amount is not recorded on the consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, but is used only as the underlying basis on which the value of exchange payments or settlement under these contracts are determined.
The following tables summarize information on derivative assets and liabilities that are reflected on the Company’s consolidated balance sheets, by accounting designation (in thousands):

	Gross Derivative Assets			Gross Derivative Liabilities
December 31, 2022	Not Designated as Hedges	Designated as Hedges	Total Derivative Assets	Not Designated as Hedges	Designated as Hedges	Total Derivative Liabilities
Crypto asset borrowings with embedded derivatives(1)	$2,266	$—	$2,266	$657	$1,653	$2,310
Accounts and loans receivable denominated in crypto assets	302	—	302	9,146	—	9,146
Other payables denominated in crypto assets	1,270	—	1,270	5,767	—	5,767
Crypto assets pledged as collateral	—	—	—	2,360	—	2,360
Total fair value of derivative assets and liabilities	$3,838	$—	$3,838	$17,930	$1,653	$19,583

	Gross Derivative Assets			Gross Derivative Liabilities
December 31, 2021	Not Designated as Hedges	Designated as Hedges	Total Derivative Assets	Not Designated as Hedges	Designated as Hedges	Total Derivative Liabilities
Crypto asset borrowings with embedded derivatives(1)	$—	$336,396	$336,396	$—	$93,616	$93,616
Accounts receivable denominated in crypto assets	9,033	—	9,033	—	—	—
Total fair value of derivative assets and liabilities	$9,033	$336,396	$345,429	$—	$93,616	$93,616
__________________
(1)    During the years ended December 31, 2022 and 2021, the fees on these borrowings ranged from 0.0% to 9.0% and 0.0% to 10.0%, respectively. During the years ended December 31, 2022 and 2021, the Company incurred $6.7 million and $11.8 million, respectively, of borrowing fees in crypto assets. Borrowing fees are included in other operating expense, net in the consolidated statements of operations.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Impact of derivatives on the consolidated statements of operations
Gains (losses) on derivative instruments recognized in the Company’s consolidated statements of operations were as follows (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Derivatives	Hedged Items	Income Statement Impact	Derivatives	Hedged Items	Income Statement Impact
Designated as fair value hedging instruments
Crypto asset borrowings with embedded derivatives(1)	$359,240	$(359,528)	$(288)	$87,730	$(70,577)	$17,153
Crypto asset futures(1)	13,571	(12,994)	577	—	—	—
Not designated as hedging instruments
Crypto asset borrowings with embedded derivatives(1)	11,242	—	11,242	—	—	—
Accounts and loans receivable denominated in crypto assets(1)	(24,969)	—	(24,969)	—	—	—
Other payables denominated in crypto assets(1)	5,271	—	5,271	—	—	—
Crypto asset futures(1)	1,735	—	1,735	—	—	—
Foreign currency forward contracts(2)	(59,063)	—	(59,063)	—	—	—
Crypto assets pledged as collateral(1)	(2,360)	—	(2,360)	—	—	—
Total	$304,667	$(372,522)	$(67,855)	$87,730	$(70,577)	$17,153
_______________
(1)Changes in fair value are recognized in other operating expense, net in the consolidated statements of operations.
(2)Changes in fair value are recognized in other expense (income), net. The forward contracts were closed out during the fourth quarter of 2022, and as of December 31, 2022, the Company does not have any open contracts for foreign exchange forwards.

The following amounts were recorded on the consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the consolidated statements of operations in future periods as an adjustment to other operating expense, net (in thousands):

		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Items
December 31, 2022	Carrying Amount of the Hedged Items	Active Hedging Relationships	Discontinued Hedging Relationships	Total
Crypto assets held	$201,565	$(562)	$670	$108

		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Items
December 31, 2021	Carrying Amount of the Hedged Items	Active Hedging Relationships	Discontinued Hedging Relationships	Total
Crypto assets held	$421,685	$(240,771)	$—	$(240,771)

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
15.    FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$2,250,065	$—	$—	$2,250,065
Customer custodial funds(2)	2,088,132	—	—	2,088,132
Crypto assets held(3)	201,565	—	—	201,565
Derivative assets(4)	—	3,838	—	3,838
Crypto asset loan receivables(5)	—	85,826	—	85,826
Customer crypto assets	—	75,413,188	—	75,413,188
Total assets	$4,539,762	$75,502,852	$—	$80,042,614

Liabilities
Derivative liabilities(4)	$—	$19,583	$—	$19,583
Contingent consideration arrangement	—	—	1,855	1,855
Customer crypto liabilities	—	75,413,188	—	75,413,188
Total liabilities	$—	$75,432,771	$1,855	$75,434,626

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$4,813,621	$—	$—	$4,813,621
Customer custodial funds(2)	3,566,072	—	—	3,566,072
Crypto assets held(3)	—	421,685	—	421,685
Derivative assets(4)	—	345,429	—	345,429
Total assets	$8,379,693	$767,114	$—	$9,146,807

Liabilities
Derivative liabilities(4)	$—	$93,616	$—	$93,616
Contingent consideration arrangement	—	—	14,828	14,828
Total liabilities	$—	$93,616	$14,828	$108,444
__________________
(1)Represents money market funds. Excludes $2.0 billion of corporate cash held in deposit at banks and $143.2 million held at venues, which were not measured and recorded at fair value as of December 31, 2022. Excludes $2.1 billion of corporate cash held in deposit at banks and $168.9 million held at venues, which were not measured and recorded at fair value as of December 31, 2021.
(2)Represents money market funds. Excludes customer custodial funds of $3.0 billion and $7.1 billion held in deposit at financial institutions and not measured and recorded at fair value as of December 31, 2022 and 2021, respectively.
(3)Includes crypto assets held that have been designated as hedged items in fair value hedges and excludes crypto assets of $222.8 million and $566.5 million held at cost as of December 31, 2022 and 2021, respectively.
(4)See Note 14. Derivatives for additional details.
(5)Includes the embedded derivative asset of $0.3 million and $0 and embedded derivative liability of $6.0 million and $0 related to the Company's crypto asset loan receivables as of December 31, 2022 and 2021, respectively. See Note 14. Derivatives for additional details.

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2022 and 2021.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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

	Year Ended December 31,
	2022	2021
Balance, beginning of period	$14,828	$—
Fair value recorded in connection with acquisition	—	15,752
Change in fair value	(8,312)	(924)
Settlement	(4,661)	—
Balance, end of period	$1,855	$14,828
On October 21, 2022, the Company issued 57,640 shares of its Class A common stock to settle a certain contingent consideration arrangement pursuant to the terms of the arrangement.
The Company’s contingent consideration arrangements were included in other non-current liabilities and changes in fair value are recognized through other expense (income), net.
During the years ended December 31, 2022 and 2021, the estimated fair value of the contingent consideration arrangement was determined using the Monte Carlo Simulation Model and applying a risk-adjusted discount rate to the expected payoff on each of the settlement dates. The expected payoff was determined by forecasting revenues for the acquired entity and simulating changes to the price of the Company’s Class A common stock, as well as Bitcoin and Ethereum market capitalization, using a risk-neutral Geometric Brownian Motion Path. The simulations also utilized the estimated volatility of and correlation between these variables. The following significant unobservable inputs were used:

	Year Ended December 31,
	2022	2021
Discount rate	30.0%	30.0%
Volatility of forecasted revenues	100.0% - 129.0%	146.1%
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Assets and liabilities not measured and recorded at fair value
The Company’s financial instruments, including certain cash and cash equivalents, restricted cash, certain customer custodial funds, USDC, customer custodial cash liabilities, short-term borrowings and loans receivable are carried at amortized cost, which approximates their fair value. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs, except for short-term borrowings and loans receivable which would be based on Level 2 and Level 3 inputs, respectively.
The Company estimates the fair value of its 2026 Convertible Notes and Senior Notes based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of December 31, 2022, the estimated fair value of the 2026 Convertible Notes and Senior Notes were $826.1 million and $1.0 billion, respectively.
16.    CONVERTIBLE PREFERRED STOCK
On April 1, 2021, in anticipation of the Direct Listing and following a vote by the requisite holders of the convertible preferred stock, all outstanding shares of the Company’s convertible preferred stock were converted into 8,556,952 shares of the Company’s Class A common stock and 103,850,006 shares of the Company’s Class B common stock. Effective immediately following the conversion, the Company amended and restated its certificate of incorporation (the “Restated Certificate of Incorporation”) to authorize 500,000,000 shares of undesignated preferred stock. See Note 17. Common Stock for additional details. The Company’s board of directors (the “Board”) has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.
As of December 31, 2022 and 2021, there was no convertible preferred stock issued and outstanding.
17.    COMMON STOCK
Effective April 1, 2021, the Company filed the Restated Certificate of Incorporation, amending and restating its certificate of incorporation to authorize 10,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, 500,000,000 shares of undesignated common stock, and 500,000,000 shares of undesignated preferred stock. Shares of Class A common stock and Class B common stock will be treated equally, identically and ratably, on a per share basis, with respect to dividends that may be declared by the Board. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 20 votes per share. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters (including the election of directors) submitted to a vote of the stockholders of the Company. Upon a liquidation, dissolution or winding-up of the Company, the assets legally available for distribution to stockholders would be distributed ratably among the holders of Class A common stock and Class B common stock and any participating preferred stock or new series of common stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock or new series of common stock. Shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a one-to-one basis. In addition, each share of Class B common stock will automatically convert into a share of Class A common stock upon a sale or transfer (other than with respect to certain estate planning and other transfers). Further, upon certain events specified in the Restated Certificate of Incorporation, all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The Company has reserved shares of Class A common stock and Class B common stock for issuance for the following purposes (in thousands):

	December 31,
	2022	2021
Class A common stock
Options issued and outstanding under the 2013 Amended and Restated Stock Plan (the “2013 Plan”)	982	1,569
Options issued and outstanding under the 2019 Equity Incentive Plan (the “2019 Plan”)	25,314	29,311
RSUs issued and outstanding under the 2019 Plan	2,418	5,851
Options issued and outstanding under the 2021 Equity Incentive Plan (the “2021 Plan”)	862	—
RSUs issued and outstanding under the 2021 Plan	2,911	1,402
Shares available for future issuance under the 2021 Plan	42,819	35,856
Shares available for future issuance under the ESPP	6,701	5,125
Replacement options issued and outstanding from the Tagomi acquisition	1	4
Replacement options issued and outstanding from the Bison Trails acquisition	134	223
RSUs issued and outstanding from other acquisitions	—	229
Shares available for future issuance of warrants	2,296	2,296
Total Class A common stock shares reserved	84,438	81,866

Class B common stock
Options issued and outstanding under the 2013 Plan	4,502	6,101
Total Class B common stock shares reserved	4,502	6,101
18.    STOCK-BASED COMPENSATION
Stock plans
The Company maintains four equity incentive plans: the 2013 Plan, the 2019 Plan, and the 2021 Plan (together, the “Plans”), and the ESPP. Following the Direct Listing, the Company has only issued awards under the 2021 Plan and the ESPP, and no additional awards will be granted under the 2013 Plan and 2019 Plan. In addition, certain of the Company’s existing options assumed in connection with acquisitions are governed by the terms of the acquired company’s equity awards plan.
In February 2021, the Board approved and adopted the 2021 Plan. The 2021 Plan became effective on March 31, 2021, the date immediately prior to the effective date of the Company’s registration statement for the Direct Listing. The 2021 Plan serves as the successor to the 2019 Plan. Outstanding awards under the 2013 Plan and 2019 Plan continue to be subject to their original terms and conditions. The 2021 Plan provides for the granting of incentive stock options, RSUs, restricted stock, stock appreciation rights and performance and stock bonus awards to assist in attracting, retaining and motivating employees. The number of shares available for grant and issuance under the 2021 Plan will be automatically increased on January 1st of each of the first ten fiscal years during the term of the 2021 Plan by the lesser of (a) five percent of the total number of shares of all classes of the Company’s common stock issued and outstanding on an as converted to common stock basis on each December 31st immediately prior to the date of increase or (b) such number of shares determined by the Board.
As of December 31, 2022 and 2021, only stock options and RSUs were issued and outstanding under the Plans.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
Under the 2013 Plan and 2019 Plan, options granted to new employees of the Company generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48 per month thereafter. Refresher options granted to existing employees of the Company generally vest in equal monthly installments over four years. No additional awards have been or will be granted under the 2013 Plan and 2019 Plan following the Company’s Direct Listing.
Under the 2021 Plan, options are granted to executives and eligible non-executive employees which vest in equal quarterly installments over a period of three years.
The 2013 Plan and 2019 Plan allow for a seven-year exercise window post-termination for employees of the Company who have provided at least two years of continuous service to the Company as of their termination date.
Activity of options outstanding are as follows (in thousands, except per share and years data):

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2022	37,208	$18.60	7.83	$8,698,078
Granted	937	177.79
Exercised	(3,858)	13.32
Forfeited and cancelled	(2,492)	26.57
Balance at December 31, 2022	31,795	$23.31	6.95	$504,222

Vested and exercisable at December 31, 2022	19,205	$19.25	6.53	$351,598
Vested and expected to vest at December 31, 2022	25,690	$23.27	6.79	$431,404
During the year ended December 31, 2022, the Company granted stock options for the purchase of 937,247 shares of the Company’s Class A common stock with a weighted-average grant date fair value of $82.30 per share to certain employees of the Company. The stock options vest over three years at a rate of 1/12 per quarter.
As of December 31, 2022, there was total unrecognized compensation cost of $130.2 million related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years.
The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $336.3 million and $5.9 billion, respectively.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2022, 7,592,673 stock options vested with a weighted-average grant date fair value of $12.46 per share. During the year ended December 31, 2021, 14,966,504 stock options vested with a weighted-average grant date fair value of $8.74 per share.
The assumptions used under the Black-Scholes-Merton Option-Pricing Model and the weighted average calculated value of the options granted to employees were as follows:

	Year Ended December 31,
	2022	2021
Dividend yield	0.0%	0.0%
Expected volatility	59.3%	44.0%
Expected term (in years)	5.8	4.8
Risk-free interest rate	2.1%	0.5%
Early exercise of stock options
Stock options granted under the Plans provide employee option holders the right to exercise unvested options for restricted common stock, which is subject to a repurchase right held by the Company at the original purchase price in the event the optionee’s employment is terminated either voluntarily or involuntarily prior to vesting of the exercised stock. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. As of December 31, 2022 and 2021, there were 166,481 and 478,271 shares, respectively, subject to repurchase related to stock options early exercised and not yet vested, but that are expected to vest. These amounts are reclassified to common stock and additional paid in capital as the underlying shares vest. As of December 31, 2022 and 2021, the Company recorded a liability related to these shares subject to repurchase in the amount of $3.3 million and $8.9 million, respectively, which is included within accrued expenses and other current liabilities on the accompanying consolidated balance sheets.
Chief Executive Officer performance award
On August 11, 2020, the Company granted its Chief Executive Officer an option award to purchase up to 9,293,911 shares of the Company’s Class A common stock, at an exercise price of $23.46 per share. Vesting of the award is dependent on both performance-based and market-based conditions being met.
The performance condition was contingent on the Company’s registration statement being declared effective by the SEC under the Securities Act. The occurrence of this event was considered to not be probable until such time that it occurred. The market condition is contingent on the Company’s Class A common stock price achieving stock price target milestones.
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
During April 2021, as a result of the Company’s registration statement being declared effective by the SEC, the performance condition of the option award granted to the Chief Executive Officer was met. On July 8, 2021, the first price target of the award was met, resulting in the vesting of 3,159,930 shares subject to the option award. During the years ended December 31, 2022, 2021 and 2020, compensation expense of $3.9 million, $29.5 million and $0 was recognized related to this award, respectively.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Restricted stock units
The Company’s RSUs vest upon the satisfaction of a service-based condition. In general, the RSUs vest over a service period ranging from one to four years. Once vested, the RSUs are settled by delivery of the Company’s Class A common stock.
Activity of RSUs outstanding are as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance at January 1, 2022	7,482	$157.22
Granted	11,867	112.35
Vested	(12,107)	125.75
Forfeited and cancelled	(1,913)	159.25
Balance at December 31, 2022	5,329	$127.85
For RSUs granted during the year ended December 31, 2022, the closing price of the Company’s Class A common stock as reported on The Nasdaq Global Select Market on the grant date was used as the fair value.
In December 2022, the Company modified certain RSU awards held by 1,198 employees to accelerate vesting of the remaining unvested awards on December 21, 2022 instead of the original vest date of February 20, 2023. The modification of awards did not result in any incremental compensation cost, however $36.1 million of stock-based compensation expense was accelerated and recognized upon modification.
As of December 31, 2022, there was total unrecognized compensation cost of $605.7 million related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of approximately 2.0 years.
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

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance at January 1, 2022	2,014	$137.57
Granted	323	137.05
Vested	(1,051)	136.57
Forfeited and cancelled	(11)	60.15
Balance at December 31, 2022	1,275	$139.72
As of December 31, 2022, there was total unrecognized compensation cost of $135.1 million related to unvested restricted Class A common stock. These costs are expected to be recognized over a weighted-average period of approximately 1.4 years.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Employee Stock Purchase Plan
In February 2021, the Board approved and adopted the ESPP. The ESPP became effective on April 1, 2021, the effective date of the Company’s registration statement for the Direct Listing. The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount, over a series of offering periods through accumulated payroll deductions over the period. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is lower than the stock price on the offering date. The Company recognizes stock-based compensation expenses related to purchase rights issued pursuant to its ESPP on a straight-line basis over the offering period, which is 24 months. The fair value of purchase rights under the ESPP is estimated on the date of grant using the Black-Scholes-Merton Option-Pricing Model.
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
The grant date of the initial offering period was May 3, 2021, and that offering period will end on April 30, 2023. Subsequent offering periods will commence in each May and November after the start of the initial offering period. For the year ended December 31, 2022, total compensation expense of $28.4 million was recognized related to the ESPP. As of December 31, 2022, the Company recorded a liability of $6.7 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses and other current liabilities on the accompanying consolidated balance sheets.
Stock-based compensation expense
Stock-based compensation is included in the following components of expenses on the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Technology and development	$1,093,983	$571,861	$36,869
Sales and marketing	76,153	32,944	1,566
General and administrative	395,687	215,880	34,190
Total	$1,565,823	$820,685	$72,625
During the years ended December 31, 2022, 2021 and 2020, $118.0 million, $3.5 million and $3.0 million of stock-based compensation expense was included in capitalized software, respectively.
19.    INCOME TAXES
The components of income (loss) before income taxes were attributable to the following regions (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(3,071,951)	$2,977,406	$396,709
Foreign	7,369	49,541	12,490
	$(3,064,582)	$3,026,947	$409,199

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
(Benefit from) provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$1,654	$(51,942)	$65,269
State	3,985	4,456	18,162
Foreign	22,763	8,642	2,977
Total current	28,402	(38,844)	86,408
Deferred
Federal	(361,056)	(438,810)	1,373
State	(126,713)	(93,959)	(514)
Foreign	19,734	(25,560)	(385)
Total deferred	(468,035)	(558,329)	474
Total (benefit from) provision for income taxes	$(439,633)	$(597,173)	$86,882
The effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
Provision for income taxes at U.S. statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	5.04	(4.67)	3.39
Foreign rate differential	(0.02)	(1.09)	(0.24)
Non-deductible compensation	(1.34)	0.83	0.99
Equity compensation	(3.43)	(31.95)	0.27
Adjustment to prior year provision	(0.23)	0.14	(0.11)
Research and development credits	1.40	(9.60)	(1.86)
Change in valuation allowance	(6.37)	1.65	—
Foreign tax credit	—	—	(0.05)
Subpart F income	—	—	0.09
Foreign Derived Intangible Income (“FDII”)	—	—	(1.50)
Global Intangible Low Taxed Income (“GILTI”)	(0.94)	—	0.06
Uncertain tax positions	(0.60)	3.07	0.46
CARES Act - NOL Carryback	—	—	(1.20)
Other	(0.16)	0.89	(0.07)
	14.35%	(19.73)%	21.23%
The Company’s effective tax rate of 14.35% for 2022 reflects a tax benefit on pretax loss reduced by certain nondeductible compensation and a valuation allowance recorded on impairment charges. The Company’s effective tax rate of (19.73)% for 2021 reflects a tax benefit on pretax income due primarily to deductible stock option exercises as a result of the Company’s Direct Listing, and research and development credits.
The Company’s effective tax rate for 2021 was significantly lower compared to 2020 due primarily to an increase in 2021 tax benefits from deductible stock options as a result of the Company’s Direct Listing, and an increase in 2021 research and development credits.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Safeguarded crypto liabilities	$19,086,117	$—
Accruals and reserves	6,248	19,184
Net operating loss carryforward	396,613	262,574
Lease liability	19,967	26,338
Tax credit carryforward	301,862	285,029
Stock-based compensation	24,527	50,292
Intangibles	27,022	7,339
Capitalized expenses	415,981	—
Capital losses - realized / unrealized	225,211	37,932
Gross deferred tax assets	20,503,548	688,688
Less valuation allowance	(252,258)	(54,383)
Total deferred tax assets	20,251,290	634,305

Deferred tax liabilities
Safeguarded crypto assets	(19,086,117)	—
State taxes	(23,212)	(973)
Depreciation and amortization	(35,893)	(15,937)
Prepaid expenses	(5,938)	(3,439)
Right of use asset	(18,246)	(24,347)
Installment gain	(13,443)	(15,859)
Other	(21,650)	(203)
Total deferred tax liabilities	(19,204,499)	(60,758)
Total net deferred tax assets	$1,046,791	$573,547
As of December 31, 2022, the Company had $1.0 billion in net deferred tax assets. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. On the basis of this evaluation, only the portion of the deferred tax asset that is more likely than not to be realized was recognized. However, if the Company is not able to generate sufficient taxable income from its operations in the future, then a valuation allowance to reduce the Company’s U.S. deferred tax assets may be required, which would increase the Company’s expenses in the period the allowance is recognized.
A valuation allowance of $252.3 million and $54.4 million was recorded against the Company’s net deferred tax asset balance as of December 31, 2022 and 2021, respectively. The valuation allowance as of December 31, 2022 includes allowances primarily related to realized and unrealized capital losses on digital assets and Coinbase Ventures investments, and California research and development credits.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
In accordance with the Company’s adoption of SAB 121, a deferred tax asset and deferred tax liability are being disclosed relating to safeguarded customer crypto assets and liabilities. A deferred tax asset is reported on the safeguarded liability, and an offsetting deferred tax liability, measured at the same amount, is reported on the safeguarded assets.
As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of $1.3 billion, and as of December 31, 2021 the Company estimated a U.S. federal net operating loss carryforwards of $873.6 million. On the Company’s 2021 tax return, the Company elected to capitalize expenses which replaced the estimated 2021 net operating loss carryforward into 2022. The U.S. federal net operating losses carry forward indefinitely. Additionally, the Company had U.S. state net operating losses of $1.4 billion as of December 31, 2022. Generally, California and other significant U.S. states have a twenty-year carryforward for net operating losses.
Activity related to the Company’s unrecognized tax benefits consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$111,019	$12,807	$10,344
Settlements	(6,128)	—	—
Increase related to tax positions taken during a prior year	13,940	—	212
Decreases related to tax positions taken during a prior year	(9,187)	—	(882)
Increases related to tax positions taken during the current year	14,462	98,212	3,133
Balance, end of year	$124,106	$111,019	$12,807
As of December 31, 2022 and 2021, the Company had $124.1 million and $111.0 million, respectively, of unrecognized tax benefits, of which $114.4 million and $84.9 million, respectively, would reduce income tax expense and affect the effective tax rate, if recognized. It is reasonably possible that the balance of unrecognized tax benefits could decrease within the next twelve months as a result of audit closures. The potential reduction in unrecognized tax benefits is $2.2 million, of which $1.8 million would favorably impact the Company’s effective tax rate. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company recorded $0.5 million and $0.3 million of accrued interest and penalties, respectively, as of December 31, 2022 and $0.6 million and $0.4 million of accrued interest and penalties, respectively, as of December 31, 2021.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Currently these statutes of limitations are open from 2020 forward for the U.S., 2018 forward for California, 2021 forward for the United Kingdom, and 2018 forward for Ireland. During 2022, the IRS completed the audit of the Company’s U.S. federal income tax returns for years 2017 to 2019, and the state of California completed the audit of the Company’s income tax returns for 2016 to 2017.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
20.    NET (LOSS) INCOME PER SHARE
The computation of net (loss) income per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Basic net (loss) income per share:
Numerator
Net (loss) income	$(2,624,949)	$3,624,120	$322,317
Less: Income allocated to participating securities	—	(527,162)	(214,061)
Net (loss) income attributable to common stockholders, basic	$(2,624,949)	$3,096,958	$108,256

Denominator
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, basic	222,314	177,319	68,671
Net (loss) income per share attributable to common stockholders, basic	$(11.81)	$17.47	$1.58

Diluted net (loss) income per share:
Numerator
Net (loss) income	$(2,624,949)	$3,624,120	$322,317
Less: Income allocated to participating securities	—	(439,229)	(194,846)
Add: Interest on convertible notes, net of tax	—	6,208	—
Less: Fair value gain on contingent consideration arrangement, net of tax	(6,230)	(695)	—
Net (loss) income attributable to common stockholders, diluted	$(2,631,179)	$3,190,404	$127,471

Denominator
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, basic	222,314	177,319	68,671
Weighted-average effect of potentially dilutive securities:
Stock options	—	36,396	22,146
RSUs	—	3,773	—
Restricted common stock	—	9	—
Warrants	—	72	392
Convertible notes	—	2,388	—
Contingent consideration	24	8	—
Weighted-average shares of common stock used to compute net (loss) income per share attributable to common stockholders, diluted	222,338	219,965	91,209
Net (loss) income per share attributable to common stockholders, diluted	$(11.83)	$14.50	$1.40

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Certain shares of the Company’s restricted Class A common stock granted as consideration in acquisitions and the Company’s convertible preferred stock outstanding during 2021 are participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.
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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	31,795	6,134	12,831
RSUs	5,329	151	3,766
Convertible notes	3,880	—	—
Restricted common stock	1,602	5	—
ESPP	1,945	295	—
Total	44,551	6,585	16,597
21.    COMMITMENTS AND CONTINGENCIES
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., was filed in the U.S. District Court for the Southern District of New York against the Company alleging claims under Sections 5, 15(a)(1) and 29(b) of the Exchange Act and violations of certain California and Florida state statutes. On March 11, 2022, plaintiffs filed an amended complaint adding Coinbase, Inc. and Brian Armstrong as defendants and adding causes of action. Among other relief requested, the plaintiffs sought injunctive relief, unspecified damages, attorneys’ fees and costs. On February 1, 2023, the court dismissed all federal claims (with prejudice) and state law claims (without prejudice) against Coinbase Global, Inc., Coinbase, Inc. and Brian Armstrong. Subsequently, on February 9, 2023, the plaintiffs filed a notice of appeal of the District Court’s ruling. The Company and other defendants continue to dispute the claims in this case and intend to vigorously defend against them. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
During 2022, the Company’s subsidiary, Coinbase, Inc., which holds a BitLicense from the New York Department of Financial Services (“NYDFS”) and is therefore subject to examinations and investigations by the NYDFS, was subject to an investigation by the NYDFS relating to its compliance program including compliance with the Bank Secrecy Act and sanctions laws, cybersecurity, and customer support. In January 2023, the NYDFS announced a consent order focused on historical shortcomings in Coinbase, Inc.'s compliance program. Pursuant to the consent order, Coinbase, Inc. has paid a $50 million penalty in January 2023 and agreed to invest an additional $50 million in its compliance function by the end of 2024. The $50 million penalty was included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2022, and in accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2022.
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
22.    SUBSEQUENT EVENTS
Reduction in force
On January 10, 2023, the Company announced a further restructuring plan (the "Restructuring Plan") to manage its operating expenses in response to the ongoing market conditions impacting the cryptoeconomy and ongoing business prioritization efforts. The Restructuring Plan involves a reduction of the Company's workforce by approximately 950 employees. The Company expects execution of the Restructuring Plan to be substantially complete by the second quarter of 2023.
In connection with these actions, the Company estimates that it will incur approximately $149 million to $163 million in total restructuring expenses, consisting of approximately $58 million to $68 million in cash charges related to employee severance and other termination benefits. Of the aggregate charges that the Company expects to incur in connection with the Restructuring Plan, the Company expects that approximately $91 million to $95 million will be in stock-based compensation expenditures relating to the acceleration of the vesting of outstanding equity awards in accordance with the terms of such awards. The Company expects to recognize substantially all of these charges in the first quarter of 2023.

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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III I
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive (Loss) Income
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

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	S-8	333-254967	4.1	4/1/2021
3.2	Amended and Restated Bylaws	8-K	001-40289	3.1	2/1/2023
4.1	Form of the Registrant’s Class A common stock certificate	S-1	333-253482	4.1	2/25/2021
4.2	Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain securityholders dated March 15, 2021	S-1	333-253482	4.2	3/17/2021
4.3	Indenture, dated as of May 21, 2021, between Coinbase Global, Inc. and U.S. Bank National Association, as trustee	8-K	001-40289	4.1	5/21/2021
4.4	Form of 0.50% Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-40289	4.2	5/21/2021
4.5	Indenture, dated as of September 17, 2021, among Coinbase Global, Inc., Coinbase, Inc. and U.S. Bank National Association, as trustee	8-K	001-40289	4.1	9/17/2021
4.6	Form of 3.375% Senior Notes due 2028 (included in Exhibit 4.5)	8-K	001-40289	4.2	9/17/2021

4.7	Form of 3.625% Senior Notes due 2031 (included in Exhibit 4.5)	8-K	001-40289	4.3	9/17/2021
4.8	Description of Class A common stock registered under Section 12 of the Securities Exchange Act of 1934, as amended					X
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-253482	10.1	2/25/2021
10.2†	2013 Amended and Restated Stock Plan and forms of award agreements thereunder	S-1	333-253482	10.2	2/25/2021
10.3†	2019 Equity Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-253482	10.3	2/25/2021
10.4†	2021 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-253482	10.4	2/25/2021
10.5†	2021 Employee Stock Purchase Plan and forms of enrollment agreements thereunder	S-1	333-253482	10.5	2/25/2021
10.6†	Form of Immediately Exercisable Stock Option Agreement under the 2021 Equity Incentive Plan	10-K	001-40289	10.6	2/25/2022
10.7†	Employment Agreement by and between the Registrant and Brian Armstrong, dated February 18, 2021	S-1	333-253482	10.6	2/25/2021
10.8†	Employment Agreement by and between the Registrant and Surojit Chatterjee, dated February 24, 2021	S-1	333-253482	10.7	2/25/2021
10.9†	Employment Agreement by and between the Registrant and Paul Grewal, dated February 11, 2021	S-1	333-253482	10.8	2/25/2021
10.10†	Employment Agreement by and between the Registrant and Alesia J. Haas, dated March 29, 2021	10-K	001-40289	10.10	2/25/2022
10.11†	Employment Agreement by and between the Registrant and Emilie Choi, dated April 8, 2021	10-K	001-40289	10.11	2/25/2022
10.12†	Change of Control and Severance Policy	S-1	333-253482	10.9	2/25/2021
10.13	Form of Capped Call Transaction Confirmation	8-K	001-40289	10.1	5/21/2021

10.14†	Separation Agreement and Advisory Agreement, each by and between the Registrant and Surojit Chatterjee, and each dated November 30, 2022	X
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm	X
24.1	Power of Attorney (included on the signature page)	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL	X
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
Date: February 21, 2023
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

Name	Title	Date

/s/ Brian Armstrong	Chief Executive Officer and Chairman of the Board	February 21, 2023
Brian Armstrong	(Principal Executive Officer)

/s/ Alesia J. Haas	Chief Financial Officer	February 21, 2023
Alesia J. Haas	(Principal Financial Officer)

/s/ Jennifer N. Jones	Chief Accounting Officer	February 21, 2023
Jennifer N. Jones	(Principal Accounting Officer)

/s/ Marc L. Andreessen	Director	February 21, 2023
Marc L. Andreessen

/s/ Frederick Ernest Ehrsam III	Director	February 21, 2023
Frederick Ernest Ehrsam III

/s/ Kathryn Haun	Director	February 21, 2023
Kathryn Haun

/s/ Kelly Kramer	Director	February 21, 2023
Kelly Kramer

/s/ Tobias Lütke	Director	February 21, 2023
Tobias Lütke

/s/ Gokul Rajaram	Director	February 21, 2023
Gokul Rajaram

/s/ Fred Wilson	Director	February 21, 2023
Fred Wilson