Form 10-Q
period 2023-03-31
Coinbase Global, Inc.
filed 2023-05-04
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 27, 2023, the number of shares of the registrant's Class A common stock outstanding was 186,878,636 and the number of shares of the registrant's Class B common stock outstanding was 47,683,427.

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
•general macroeconomic conditions, including interest rates, inflation, instability in the global banking system and economic downturns;
•economic and industry trends, projected growth, or trend analysis;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value data)
(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$5,018,409	$4,425,021
Restricted cash	26,712	25,873
Customer custodial funds	5,370,658	5,041,119
Customer crypto assets(1)	124,357,889	75,413,188
USDC	302,851	861,149
Accounts and loans receivable, net of allowance	480,404	404,376
Income tax receivable	67,947	60,441
Prepaid expenses and other current assets	219,075	217,048
Total current assets	135,843,945	86,448,215
Crypto assets held	514,502	424,393
Lease right-of-use assets	38,864	69,357
Property and equipment, net	172,843	171,853
Goodwill	1,139,670	1,073,906
Intangible assets, net	129,692	135,429
Other non-current assets	1,462,343	1,401,720
Total assets	$139,301,859	$89,724,873
Liabilities and Stockholders’ Equity
Current liabilities:
Customer custodial cash liabilities	$5,365,658	$4,829,587
Customer crypto liabilities(2)	124,357,889	75,413,188
Accounts payable	23,694	56,043
Accrued expenses and other current liabilities	274,983	331,236
Crypto asset borrowings	167,823	151,505
Lease liabilities, current	12,776	33,734
Total current liabilities	130,202,823	80,815,293
Lease liabilities, non-current	11,289	42,044
Long-term debt	3,395,613	3,393,448
Other non-current liabilities	17,188	19,531
Total liabilities	133,626,913	84,270,316
Commitments and contingencies (Note 18)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; 186,752 and 182,796 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Class B common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2023 and December 31, 2022; 47,743 and 48,070 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	4,056,774	3,767,686
Accumulated other comprehensive loss	(28,409)	(38,606)
Retained earnings	1,646,579	1,725,475
Total stockholders’ equity	5,674,946	5,454,557
Total liabilities and stockholders’ equity	$139,301,859	$89,724,873
__________________
(1)Safeguarding assets
(2)Safeguarding liabilities
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Net revenue	$736,398	$1,164,891
Other revenue	36,131	1,545
Total revenue	772,529	1,166,436
Operating expenses:
Transaction expense	96,369	277,826
Technology and development	358,031	570,664
Sales and marketing	63,976	200,204
General and administrative	248,761	413,578
Restructuring	144,489	—
Other operating (income) expense, net	(15,222)	258,627
Total operating expenses	896,404	1,720,899
Operating loss	(123,875)	(554,463)
Interest expense	21,536	22,138
Other expense, net	20,265	32,844
Loss before income taxes	(165,676)	(609,445)
Benefit from income taxes	(86,780)	(179,786)
Net loss	$(78,896)	$(429,659)
Net loss attributable to common stockholders:
Basic	$(78,896)	$(429,659)
Diluted	$(78,896)	$(429,659)
Net loss per share attributable to common stockholders:
Basic	$(0.34)	$(1.98)
Diluted	$(0.34)	$(1.98)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders:
Basic	231,489	217,472
Diluted	231,489	217,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(78,896)	$(429,659)
Other comprehensive income (loss):
Translation adjustment, net of tax	10,197	(495)
Comprehensive loss	$(68,699)	$(430,154)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at January 1, 2023	230,866	$2	$3,767,686	$(38,606)	$1,725,475	$5,454,557
Issuance of common stock upon exercise of stock options, net of repurchases	713	—	9,566	—	—	9,566
Stock-based compensation expense	—	—	212,982	—	—	212,982
Issuance of equity instruments as consideration for business combination	961	—	44,995	—	—	44,995
Issuance of common stock upon settlement of Restricted Stock Units ("RSUs") and restricted common stock, net of shares withheld	1,955	—	(62,497)	—	—	(62,497)
Stock-based compensation expense recognized in relation to restructuring	—	—	84,042	—	—	84,042
Comprehensive income	—	—	—	10,197	—	10,197
Net loss	—	—	—	—	(78,896)	(78,896)
Balance at March 31, 2023	234,495	$2	$4,056,774	$(28,409)	$1,646,579	$5,674,946

Balance at January 1, 2022	217,117	$2	$2,034,658	$(3,395)	$4,350,424	$6,381,689
Issuance of common stock upon exercise of stock options, net of repurchases	1,125	—	18,496	—	—	18,496
Stock-based compensation expense	—	—	353,538	—	—	353,538
Issuance of equity instruments as consideration for business combinations	1,663	—	314,356	—	—	314,356
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	1,420	—	(141,832)	—	—	(141,832)
Comprehensive loss	—	—	—	(495)	—	(495)
Net loss	—	—	—	—	(429,659)	(429,659)
Balance at March 31, 2022	221,325	$2	$2,579,216	$(3,890)	$3,920,765	$6,496,093
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(78,896)	$(429,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,208	31,580
Investment impairment expense	5,008	—
Other impairment expense	5,527	1,179
Stock-based compensation expense	198,860	352,141
Restructuring stock-based compensation expense	84,042	—
Provision for transaction losses and doubtful accounts	2,893	(4,134)
Loss on disposal of property and equipment	8,464	—
Deferred income taxes	(84,169)	(183,183)
Unrealized loss on foreign exchange	8,428	7,389
Non-cash lease expense	12,215	7,748
Gain on investments	(25)	(607)
Fair value (gain) loss on derivatives	(3,199)	3,452
Amortization of debt discount and issuance costs	2,165	2,097
Realized loss on crypto futures contract	43,339	—
Crypto asset impairment expense	28,935	227,950
Crypto assets received as revenue	(95,448)	(179,743)
Crypto asset payments for expenses	53,089	167,954
Realized gain on crypto assets	(84,685)	(21,241)
Changes in operating assets and liabilities:
USDC	497,303	(97,965)
Accounts and loans receivable	(67,126)	8,360
Deposits in transit	(15,262)	36,785
Income taxes, net	(7,608)	3,862
Other current and non-current assets	(14,892)	(49,083)
Accounts payable	(32,904)	(28,398)
Lease liabilities	(27,847)	(2,816)
Other current and non-current liabilities	(16,337)	54,976
Net cash provided by (used in) operating activities	463,078	(91,356)
Cash flows from investing activities
Purchase of property and equipment	(50)	(1,199)
Capitalized internal-use software development costs	(15,181)	(9,082)
Business combinations, net of cash acquired	(30,730)	(186,150)
Purchase of investments	(2,457)	(25,771)
Proceeds from settlement of investments	929	766
Loans originated	(65,611)	(100,625)
Proceeds from repayment of loans	31,779	100,764
Assets pledged as collateral	(603)	—
Assets pledged as collateral returned	41,630	—
Settlement of crypto futures contract	(43,339)	—
Purchase of crypto assets held	(53,223)	(871,152)
Disposal of crypto assets held	110,776	400,858
Net cash used in investing activities	(26,080)	(691,591)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	8,873	16,891
Taxes paid related to net share settlement of equity awards	(62,497)	(141,832)
Proceeds received under the ESPP	4,562	8,975
Customer custodial cash liabilities	528,959	(738,758)
Assets received as collateral	3,117	—
Assets received as collateral returned	(2,403)	—
Proceeds from short-term borrowings	31,640	149,400
Repayments of short-term borrowings	(52,122)	(20,000)
Net cash provided by (used in) financing activities	460,129	(725,324)
Net increase (decrease) in cash, cash equivalents, and restricted cash	897,127	(1,508,271)
Effect of exchange rates on cash, cash equivalents, and restricted cash	11,377	(5,507)
Cash, cash equivalents, and restricted cash, beginning of period	9,429,646	17,680,662
Cash, cash equivalents, and restricted cash, end of period	$10,338,150	$16,166,884

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$5,018,409	$6,116,388
Restricted cash	26,712	27,111
Customer custodial cash	5,293,029	10,023,385
Total cash, cash equivalents, and restricted cash	$10,338,150	$16,166,884

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$74	$190
Cash paid during the period for income taxes	5,322	1,980
Operating cash outflows for amounts included in the measurement of operating lease liabilities	4,668	3,771

Supplemental schedule of non-cash investing and financing activities
Unsettled purchases of property and equipment	$—	$234
Right-of-use assets obtained in exchange for operating lease obligations	—	1,050
Non-cash consideration paid for business combinations	51,494	324,925
Purchase of crypto assets and investments with non-cash consideration	3,562	12,875
Disposal of crypto assets for non-cash consideration	5,440	—
Crypto assets borrowed	170,599	249,764
Crypto assets borrowed repaid with crypto assets	200,151	317,039
Realized gain on crypto assets held as investments	48,491	—
Non-cash assets pledged as collateral	30,774	—
Non-cash assets pledged as collateral returned	10,743	—
Non-cash assets received as collateral	19,116	—
Non-cash assets received as collateral returned	45,990	—
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
On April 14, 2021, the Company completed the direct listing of its Class A common stock on the Nasdaq Global Select Market (the “Direct Listing”).
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements and in management’s opinion, reflect all the adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other period.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2023 (the “Annual Report”).
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
Reclassifications
Certain prior period amounts have been reclassified in order to conform with the current period presentation. These reclassifications have no impact on the Company’s previously reported consolidated net loss.

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
Customer custodial funds and customer custodial cash liabilities
Customer custodial funds represent restricted cash and cash equivalents maintained in segregated Company bank accounts that are held for the exclusive benefit of customers and deposits in transit from payment processors and financial institutions. Under GAAP, the balance in these accounts that exceeds customer custodial cash liabilities is presented within cash and cash equivalents. Customer custodial cash liabilities represent the obligation to return cash deposits held by customers in their fiat wallets and unsettled fiat deposits and withdrawals. Deposits in transit represent settlements from third-party payment processors and banks for customer transactions. Deposits in transit are typically received within five business days of the transaction date. The Company establishes withdrawal-based limits in order to mitigate potential losses by preventing customers from withdrawing the crypto asset to an external blockchain address until the deposit settles. In certain jurisdictions, deposits in transit qualify as eligible liquid assets to meet regulatory requirements to fulfill the Company’s direct obligations under customer custodial cash liabilities. The Company restricts the use of the assets underlying the customer custodial funds to meet regulatory requirements and classifies the assets as current based on their purpose and availability to fulfill the Company’s direct obligation under customer custodial cash liabilities.
Certain jurisdictions where the Company operates require the Company to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer custodial cash liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial funds, and certain other customer receivables. As of March 31, 2023 and December 31, 2022, the Company’s eligible liquid assets were greater than the aggregate amount of customer custodial cash liabilities.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company held $302.9 million and $861.1 million of USDC as of March 31, 2023 and December 31, 2022, respectively. The issuer of USDC reported that, as of March 31, 2023, underlying reserves were held in cash and short-duration U.S. Treasuries within segregated accounts for the benefit of USDC holders.
As of March 31, 2023 and December 31, 2022, the Company had one counterparty who accounted for more than 10% of the Company’s accounts and loans receivable, net.
During the three months ended March 31, 2023 and 2022, one and no counterparty accounted for more than 10% of total revenue, respectively.
Recent accounting pronouncements
Accounting pronouncements pending adoption
On March 28, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”). The amendments in ASU 2023-01 improve current GAAP by clarifying the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. Additionally, the amendments provide investors and other allocators of capital with financial information that better reflects the economics of those transactions. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.
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
3.    RESTRUCTURING
In January 2023, the Company announced and completed a restructuring impacting approximately 21% of the Company’s headcount as of December 31, 2022. The restructuring was intended to manage its operating expenses in response to the ongoing market conditions impacting the cryptoeconomy and ongoing business prioritization efforts. As a result, approximately 950 employees in various departments and locations were terminated. As part of their termination, they were given separation pay and other personnel benefits.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company does not expect to incur any additional charges in connection with this restructuring and the cash payments associated with this restructuring are expected to be substantially completed by the second quarter of 2023. The Company did not incur any restructuring charges for the three months ended March 31, 2022. The following expenses were recognized within restructuring expenses in the condensed consolidated statements of operations during the three months ended March 31, 2023 (in thousands):

Three Months Ended March 31, 2023
Separation pay	$57,745
Stock-based compensation(1)	84,042
Other personnel costs	2,702
Total	$144,489
__________________
(1)Represents $84.0 million of stock-based compensation expenditures relating to the acceleration of the vesting of outstanding equity awards in accordance with the terms of such awards.

The following table summarizes the balance of the restructuring reserve and the changes in the reserve as of and for the three months ended March 31, 2023 (in thousands):

	Expenses Incurred(1)	Payments	Accrued Balance as of March 31, 2023
Separation pay	$57,745	$(53,124)	$4,621
Other personnel costs	2,702	(879)	1,823
Total	$60,447	$(54,003)	$6,444
__________________
(1)Excludes stock-based compensation as it was not reflected in the Company’s restructuring reserve on the condensed consolidated balance sheets.

4.    ACQUISITIONS
2023 acquisitions
One River Digital Asset Management, LLC
On March 3, 2023, the Company completed the acquisition of One River Digital Asset Management, LLC. (“ORDAM”) by acquiring all issued and outstanding membership units of ORDAM. ORDAM is an institutional digital asset manager which is registered as an investment adviser with the SEC. The Company believes the acquisition aligns with the Company’s long-term strategy to unlock further opportunities for institutions to participate in the cryptoeconomy.
Prior to the acquisition, the Company held a minority ownership stake in ORDAM, which was accounted for as a cost method investment. In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the cost method investment was remeasured to fair value as of the acquisition date. As the fair value of the cost method investment was equal to its carrying value, no gain or loss on remeasurement was recorded on the acquisition date.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill. The goodwill balance is primarily attributed to the assembled workforce, market presence, synergies, and time-to-market advantages. The final allocation of purchase consideration to assets and liabilities remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date). Any changes in the fair value of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.
The total consideration transferred in the acquisition was $96.8 million, consisting of the following (in thousands):

Cash	$30,830
Cash payable	1,005
Previously-held interest on acquisition date	20,000
Class A common stock of the Company	44,995
Total purchase consideration	$96,830
Included in the purchase consideration are $6.0 million in cash and 119,991 shares of the Company’s Class A common stock that are subject to an indemnity holdback. The cash and shares subject to the indemnity holdback will be released 18 months after the closing date of the transaction.
The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements as of the date of acquisition. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash and cash equivalents	$100
Accounts and loans receivable, net of allowance	425
Prepaid expenses and other current assets	134
Goodwill	65,764
Intangible assets, net	21,100
Other non-current assets	9,911
Total assets	97,434

Accounts payable	604
Total liabilities	604
Net assets acquired	$96,830
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in years)
Licenses	$1,100	Indefinite
Customer relationships	17,100	6
In-process research and development ("IPR&D")	2,900	N/A

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Customer relationships will be amortized on a straight-line basis over their respective useful lives to general and administrative expense. The licenses have an indefinite useful life and will not be amortized. Management applied significant judgment in determining the fair value of intangible assets, which involved the use of estimates and assumptions with respect to forecasted revenues and expenses, and costs to recreate the IPR&D and obtain the licenses.
Total acquisition costs of $2.4 million were incurred related to the acquisition, which were recognized as an expense and included in general and administrative expenses in the condensed consolidated statements of operations.
The impact of this acquisition was not considered material to the Company’s condensed consolidated financial statements for the periods presented and pro forma financial information has not been provided.
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in Years)
Developed technology	$15,700	1 - 5
IPR&D	2,500	N/A
Customer relationships	10,300	2
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
The impact of this acquisition was not considered material to the Company’s condensed consolidated financial statements for the periods presented and pro forma financial information has not been provided.

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
The impact of this acquisition was not considered material to the Company’s condensed consolidated financial statements for the periods presented and pro forma financial information has not been provided.

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
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2023	2022
Net revenue
Transaction revenue
Consumer, net	$352,402	$965,841
Institutional, net	22,311	47,195
Total transaction revenue	374,713	1,013,036
Subscription and services revenue
Blockchain rewards	73,749	81,895
Custodial fee revenue	17,043	31,694
Interest income	240,822	10,454
Other subscription and services revenue	30,071	27,812
Total subscription and services revenue	361,685	151,855
Total net revenue	736,398	1,164,891
Other revenue
Crypto asset sales revenue	—	569
Corporate interest and other income	36,131	976
Total other revenue	36,131	1,545
Total revenue	$772,529	$1,166,436

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company charges a fee at the transaction level. The transaction price, represented by the transaction fee, is calculated based on volume and varies depending on payment type and the value of the transaction. Crypto asset purchase or sale transactions executed by a customer on the Company’s platform is based on tiered pricing that is driven primarily by transaction volume processed for a specific historical period. The Company has concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to a class of customers with similar volume. The transaction fee is collected from the customer at the time the transaction is executed. In certain instances, the transaction fee can be collected in crypto assets, with revenue measured based on the amount of crypto assets received and the fair value of the crypto assets at the time of the transaction.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Blockchain rewards
Blockchain rewards are primarily comprised of staking revenue, in which the Company participates in networks with proof-of-stake consensus algorithms through creating or validating blocks on the network using the staking validators that it controls. Blockchain protocols, or the participants that form the protocol networks, reward users for performing various activities on the blockchain. The most common form today is participating in proof-of-stake networks, however, there are other consensus algorithms. The Company considers itself the principal in transactions with the blockchain networks, and therefore presents such blockchain rewards earned on a gross basis. In exchange for participating in the consensus mechanism of these networks, the Company recognizes revenue in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that the Company controls. Revenue is measured based on the number of tokens received and the fair value of the token at contract inception. Blockchain services offered as part of Coinbase Cloud’s blockchain infrastructure solutions are included in other subscription and services revenue. The Company’s staking revenue is included within blockchain rewards.
Custodial fee revenue
The Company provides a dedicated secure cold storage solution to customers and earns a fee, which is based on a contractual percentage of the daily value of assets under custody. The fee is collected on a monthly basis. These contracts typically have one performance obligation which is provided and satisfied over the term of the contracts as customers simultaneously receive and consume the benefits of the services. The contract may be terminated by a customer at any time, without incurring a penalty. Customers are billed on the last day of the month during which services were provided, with the amounts generally being due within thirty days of receipt of the invoice. Accounts receivable from customers for custodial fee revenue, net of allowance, were $11.7 million and $7.8 million as of March 31, 2023 and December 31, 2022, respectively. The allowance recognized against these fees was not material for any of the periods presented.
Interest income and corporate interest and other income
The Company earns income on fiat funds under a revenue sharing arrangement with the issuer of USDC pursuant to which the Company shares any interest income generated from USDC reserves pro rata based on (i) the amount of USDC distributed by each respective party and (ii) the amount of USDC held on each respective party’s platform. The Company’s income is dependent on the balance of such fiat funds and the prevailing interest rate environment. The Company also earns interest income on loans issued to its consumers and institutional users. Additionally, the Company holds customer custodial funds and cash and cash equivalents at certain third-party banks which earn interest. Interest income earned from customer custodial funds, cash and cash equivalents and loans is calculated using the interest method and is not within the scope of Topic 606 – Revenue from Contracts with Customers. Interest earned on revenue sharing, customer custodial funds, and loans is included in interest income within subscription and services revenue. Interest earned on cash and cash equivalents is included in corporate interest and other income, within other revenue.
Other subscription and services revenue
Other subscription and services revenue primarily includes subscription revenue from Coinbase One, revenue from Coinbase Cloud, which includes staking application, delegation, and infrastructure services, Learning Rewards (formerly “Earn”) campaign revenue, and revenue from other subscription licenses. Generally, revenue from other subscription and services contains one performance obligation, may have variable and non-cash consideration, and is recognized at a point in time or over the period that services are provided.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Related party transactions
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue from related party customers of $3.1 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, amounts receivable from related party customers were $7.2 million and $1.3 million, respectively.
Revenue by geographic location
In the table below are the revenues disaggregated by geography, based on domicile of the customers or booking location, as applicable (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$686,769	$955,833
Rest of the world(1)	85,760	210,603
Total revenue	$772,529	$1,166,436
__________________
(1)No other individual country accounted for more than 10% of total revenue.
6.    ACCOUNTS AND LOANS RECEIVABLE, NET OF ALLOWANCE
Accounts and loans receivable, net of allowance consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Interest receivable	$198,247	$181,647
Trade finance receivables	4,678	—
Custodial fee revenue receivable	13,463	8,434
Loans receivable	132,034	98,203
Crypto asset loans receivable	61,636	85,826
Other receivables(1)	84,739	41,766
Allowance for doubtful accounts(2)	(14,393)	(11,500)
Total accounts and loans receivable, net of allowance	$480,404	$404,376
__________________
(1)Includes accounts receivables denominated in crypto assets of $8.8 million and $6.9 million as of March 31, 2023 and December 31, 2022, respectively. See Note 12. Derivatives for additional details.
(2)Includes provision for transaction losses of $3.3 million and $3.2 million as of March 31, 2023 and December 31, 2022, respectively.

Loans receivable
The Company issues fiat loans to consumers and institutions. As of March 31, 2023 and December 31, 2022, the Company had issued loans with an outstanding balance of $132.0 million and $98.2 million, respectively. The related interest receivable on the loans as of March 31, 2023 and December 31, 2022, was $0.8 million and $0.7 million, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The amounts loaned are collateralized with crypto assets which are either held by the borrower in their crypto asset wallet on the Company’s platform or held directly by the Company. The Company generally does not have the right to use such collateral unless the borrower defaults on the loans. Due to the collateral requirements the Company applies to such loans, the Company's process for collateral maintenance, and collateral held on platform, the Company’s credit exposure is significantly limited and no allowance, write-offs or recoveries were recorded against these loans receivable. The loans are measured at amortized cost. The carrying value of the loans approximates their fair value due to their short-term duration of less than 12 months. As of March 31, 2023 and December 31, 2022, there were no loans receivable past due. See Note 10. Accrued Expenses and Other Current Liabilities, for additional details regarding the Company’s obligation to return collateral.
Crypto asset loans receivable
The Company enters into transactions where it lends crypto assets to institutional customers. The Company evaluates the crypto asset loans receivable for credit loss. Due to the collateral requirements the Company applies to such loans, the Company's process for collateral maintenance, and collateral held on platform, the Company’s credit exposure is significantly limited and no allowance, write-offs or recoveries were recorded against these crypto asset loans receivable. As of March 31, 2023 and December 31, 2022, there were no crypto asset loans receivable past due.
The Company requires that borrowers pledge assets as collateral for those loans. See Note 10. Accrued Expenses and Other Current Liabilities, for additional details regarding the Company’s obligation to return collateral.
7.    GOODWILL, INTANGIBLE ASSETS, NET AND CRYPTO ASSETS HELD
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balance, beginning of period	$1,073,906	$625,758
Additions due to business combinations	65,764	454,417
Measurement period adjustments(1)	—	(6,269)
Balance, end of period	$1,139,670	$1,073,906
__________________
(1)The measurement period adjustments during the year ended December 31, 2022 consisted of $4.1 million, $0.3 million and $1.9 million related to the Unbound acquisition, FairX acquisition and certain other acquisitions that were material when aggregated, respectively, and which were associated with the changes in deferred tax assets as a result of changes in estimates. There were no measurement period adjustments during the three months ended March 31, 2023.
There was no impairment recognized against goodwill at the beginning or end of the periods presented.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible assets, net
Intangible assets, net consisted of the following (in thousands, except years data):

As of March 31, 2023	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in Years)
Amortizing intangible assets
Acquired developed technology	$119,992	$(86,274)	$33,718	2.7
User base	2,997	(2,437)	560	0.5
Customer relationships	103,791	(50,496)	53,295	3.5
Non-compete agreement	2,402	(1,762)	640	1.3
Assembled workforce	60,800	(53,949)	6,851	0.2
Trade Relationships	3,400	(1,322)	2,078	1.8
In-process research and development(1)	4,300	—	4,300	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Licenses	28,000	—	28,000	N/A
Total	$325,932	$(196,240)	$129,692
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years once placed in service.

As of December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in Years)
Amortizing intangible assets
Acquired developed technology	$126,692	$(81,172)	$45,520	2.3
User base	2,997	(2,154)	843	0.8
Customer relationships	86,691	(45,717)	40,974	2.6
Non-compete agreement	2,402	(1,641)	761	1.6
Assembled workforce	60,800	(44,857)	15,943	0.4
Trade Relationships	3,400	(1,039)	2,361	2.1
In-process research and development(1)	1,877	—	1,877	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Licenses	26,900	—	26,900	N/A
Total	$312,009	$(176,580)	$135,429
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years once placed in service.

Amortization expense of intangible assets was $26.4 million and $25.9 million for the three months ended March 31, 2023 and 2022, respectively. The Company estimates that there is no significant residual value related to its amortizing intangible assets.
During the three months ended March 31, 2023 and 2022, the Company recorded impairment charges of $0.5 million and $1.2 million, respectively, related to its intangible assets, excluding crypto assets held. Impairment expense is included in other operating (income) expense, net in the condensed consolidated statements of operations.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The expected future amortization expense for amortizing intangible assets other than IPR&D as of March 31, 2023 is as follows (in thousands):

2023 (for the remainder of)	$42,954
2024	24,216
2025	15,966
2026	7,665
2027	3,026
Thereafter	3,315
Total expected future amortization expense	$97,142
Crypto assets held
Crypto assets held consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Recorded at impaired cost
Crypto assets held as investments	$306,473	$155,251
Crypto assets held for operating purposes	88,309	67,577
Total crypto assets held recorded at impaired cost	394,782	222,828
Recorded at fair value(1)
Crypto assets held as investments	—	133,416
Crypto assets borrowed	119,720	68,149
Total crypto assets held recorded at fair value	119,720	201,565
Total crypto assets held	$514,502	$424,393
__________________
(1)Recorded at fair value as these crypto assets are held as the hedged item in qualifying fair value hedges.

The Company recorded gross impairment charges of $28.9 million and $228.0 million during the three months ended March 31, 2023 and 2022, respectively, due to the observed market price of crypto assets decreasing below the carrying value during the respective periods. The Company partially recovered impairments recorded during the respective periods through subsequent crypto asset sales and disposals. Impairment expense is included in other operating (income) expense, net in the condensed consolidated statements of operations.
See Note 12. Derivatives, for additional details regarding crypto assets held designated as hedged items in fair value hedges. See Note 13. Fair Value Measurements, for additional details regarding the carrying value of the Company’s crypto assets held.
When the Company borrows crypto assets, it may be required to pledge collateral and is required to pledge additional assets to maintain its required collateral percentage. The lender may have the right to use the collateral. If the lender has the right to use the collateral or if the collateral is fiat, the Company derecognizes the collateral that has been pledged and recognizes a right to receive the collateral. The lender is not obligated to return the collateral if the Company defaults on its borrowings. The Company has not defaulted on any of its borrowings. See Note 9. Prepaid Expenses and Other Assets, for additional details regarding the assets pledged as collateral.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8.    CUSTOMER ASSETS AND LIABILITIES
The following table presents customers’ cash and crypto positions (in thousands):

	March 31,	December 31,
	2023	2022
Customer custodial funds	$5,370,658	$5,041,119
Customer crypto assets	124,357,889	75,413,188
Total customer assets	129,728,547	80,454,307

Customer custodial cash liabilities	$5,365,658	$4,829,587
Customer crypto liabilities	124,357,889	75,413,188
Total customer liabilities	129,723,547	80,242,775

The Company safeguards crypto assets for customers in digital wallets and portions of cryptographic keys necessary to access crypto assets on the Company’s platform. The Company safeguards these assets and/or keys and is obligated to safeguard them from loss, theft, or other misuse. The Company records customer crypto assets as well as corresponding customer crypto liabilities, in accordance with recently adopted guidance, SAB 121. The Company maintains a record of all assets in digital wallets held on the Company’s platform as well as the full or a portion of private keys including backup keys, which are maintained on behalf of customers. For crypto assets where the Company does not maintain a private key or the ability to recover a customer’s private key or their crypto assets, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. The Company records the assets and liabilities, on the initial recognition and at each reporting date, at the fair value of the crypto assets which it safeguards for its customers.

The Company has committed to securely store all crypto assets and cryptographic keys (or portions thereof) it holds on behalf of customers, and the value of these assets have been recorded as customer crypto liabilities and corresponding customer crypto assets. As such, the Company may be liable to its customers for losses arising from theft or loss of private keys. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets on its platform, and (iii) it has established security around private key management to minimize the risk of theft or loss. The Company has adopted a number of measures to safeguard crypto assets it secures including, but not limited to, holding customer crypto assets on a 1:1 basis and strategically storing custodied assets offline using the Company’s cold storage process. The Company also does not reuse or rehypothecate customer crypto assets nor grant security interests in customer crypto assets, in each case unless required by law or expressly agreed to by the customer. Any loss or theft would impact the measurement of the customer crypto assets. During the three months ended March 31, 2023 and year ended December 31, 2022, no losses have been incurred in connection with customer crypto assets.
As of March 31, 2023 and December 31, 2022, customer crypto assets and customer crypto liabilities safeguarded for related parties were $6.0 billion and $3.5 billion, respectively. As of March 31, 2023 and December 31, 2022, customer custodial cash liabilities due to related party customers were $5.8 million and $14.2 million, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the fair value of customer crypto assets, as shown on the condensed consolidated balance sheets, as customer crypto assets and customer crypto liabilities (in billions):

	March 31, 2023		December 31, 2022
	Fair Value	Percentage of Total(1)	Fair Value	Percentage of Total(1)
Bitcoin	$55.6	44.7%	$32.5	43.1%
Ethereum(2)	31.9	25.6%	20.8	27.6%
USDC	0.9	0.8%	1.1	1.4%
Other crypto assets	36.0	28.9%	21.0	27.9%
Total customer crypto assets	$124.4	100.0%	$75.4	100.0%
__________________
(1)As of March 31, 2023 and December 31, 2022, no assets other than Bitcoin and Ethereum individually represented more than 5% of total customer crypto assets.
(2)As of March 31, 2023 and December 31, 2022, Ethereum included $5.2 billion and $3.0 billion, respectively, of Ethereum 2.

See Note 13. Fair Value Measurements, for additional details regarding the customer crypto assets and customer crypto liabilities.
9.    PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets, and other non-current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid expenses and other current assets
Prepaid expenses	$108,183	$98,204
Assets pledged as collateral	79,011	100,007
Other	31,881	18,837
Total prepaid expenses and other current assets	$219,075	$217,048

Other non-current assets
Strategic investments	$303,167	$326,683
Deferred tax assets	1,138,532	1,046,791
Deposits	9,452	10,989
Other	11,192	17,257
Total other non-current assets	$1,462,343	$1,401,720

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Assets pledged as collateral
As of March 31, 2023 and December 31, 2022, the Company had pledged USDC that served exclusively as collateral for certain crypto asset borrowings with a fair value of at least 100% of the loan amount outstanding. As of December 31, 2022, the Company had pledged Bitcoin that served exclusively as collateral for fiat loans with a fair value of at least 110% of the loan amount outstanding.
As of March 31, 2023 and December 31, 2022, the balance of the Company’s pledged collateral consisted of the following (in thousands, except units):

	March 31, 2023		December 31, 2022
	Units	Fair Value	Units	Fair Value
Asset
USDC	78,407,648	$78,408	47,633,897	$47,634
Bitcoin	—	—	650	10,743
Fiat	N/A	603	N/A	41,630
Total		$79,011		$100,007
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

	Three Months Ended March 31,
	2023	2022
Carrying amount, beginning of period	$315,285	$352,431
Net additions(1)	1,665	26,214
Upward adjustments	—	879
Previously held interest in ORDAM (see Note 4)	(20,000)	—
Impairments and downward adjustments	(4,554)	(100)
Carrying amount, end of period(2)	$292,396	$379,424
__________________
(1)Net additions include additions from purchases and reductions due to exits of securities and reclassifications due to changes to capital structure.
(2)Excludes $10.8 million and $21.1 million as of March 31, 2023 and 2022, respectively, of strategic investments that are not accounted for under the measurement alternative.

Upward adjustments, impairments and downward adjustments from remeasurement of investments are included in other expense, net in the condensed consolidated statements of operations. As of March 31, 2023, cumulative upward adjustments were $4.9 million and cumulative impairments and downward adjustments were $106.5 million. As of December 31, 2022, cumulative upward adjustments and cumulative impairments and downward adjustments were $4.9 million and $102.0 million, respectively.
During the three months ended March 31, 2023 and 2022, the Company invested an aggregate of $0.5 million and $2.2 million, respectively, in investees in which certain related parties of the Company held an interest over 10%.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued expenses	$97,913	$75,532
Accrued payroll and payroll related	104,245	90,257
Income taxes payable	5,432	5,534
Short-term borrowings	—	20,519
Obligation to return collateral	714	26,874
Other payables(1)	66,679	112,520
Total accrued expenses and other current liabilities	$274,983	$331,236
__________________
(1)Includes other payables denominated in crypto assets of $17.4 million and $8.8 million as of March 31, 2023 and December 31, 2022, respectively. See Note 12. Derivatives for additional details.
Short-term borrowings
Short-term borrowings include borrowings with open terms or amounts payable within the next 12 months or sooner at the option of the Company or the lender. The weighted average interest rate on these borrowings was 4.49% per annum as of December 31, 2022. There were no short-term borrowings outstanding as of March 31, 2023. During the three months ended March 31, 2023, the Company repaid an aggregate of $52.1 million of short-term borrowings.
Obligation to return collateral
For loans receivable and crypto asset loans receivable, the Company requires borrowers to post collateral. The collateral requirements range from 130% to 250% of the fair value of the loan, and the borrower is required to pledge additional assets to maintain their required collateral percentage. The collateral pledged by borrowers is held on the Company’s platform and the Company may have the right to use the collateral. For loans receivable, the Company does not record collateral received unless the Company has both a right to use the collateral and has sold the collateral. For crypto asset loans receivable, if the Company has the right to use collateral denominated in USDC or crypto assets, or if the collateral is fiat, the Company records the collateral as an asset with a corresponding obligation to return collateral. The Company is not obligated to return the collateral if the borrower defaults. As of March 31, 2023, the obligation to return collateral was comprised of only USD.
11.     INDEBTEDNESS
The components of indebtedness were as follows as of March 31, 2023 (in thousands, except percentages):

Indebtedness	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,437,500	$(21,828)	$1,415,672
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(9,628)	990,372
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	1,000,000	(10,431)	989,569
Total		$3,437,500	$(41,887)	$3,395,613

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The indenture governing the Senior Notes contains customary covenants that restrict the ability of the Company and certain of its subsidiaries to incur debt and liens. The Company is not aware of any instances of non-compliance with the covenants as of March 31, 2023.
Interest
The following table summarizes the interest expense for the 2026 Convertible Notes, the 2028 Senior Notes and the 2031 Senior Notes (in thousands):

	Three Months Ended March 31,
	2023	2022
Coupon interest	$19,296	$19,407
Amortization of debt discount and issuance costs	2,165	2,070
Total	$21,461	$21,477
Debt discounts and debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the respective note.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Prepaid expenses and other current assets
Notes with embedded derivatives	The Company issued reverse convertible notes which are hybrid instruments, consisting of a debt host instrument with embedded put options linked to the performance of crypto asset prices.	Accrued expenses and other current liabilities; Prepaid expenses and other current assets
Crypto asset options	The Company entered into crypto asset options to minimize the exposure on the change in the underlying crypto asset prices.	Prepaid expenses and other current assets
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

	March 31,	December 31,
	2023	2022
Designated as hedging instrument
Crypto asset borrowings with embedded derivatives	$122,827	$80,999
Crypto asset futures(1)	—	136,230
Not designated as hedging instrument
Crypto asset borrowings with embedded derivatives	—	70,462
Accounts and loans receivable denominated in crypto assets	53,835	101,598
Other payables denominated in crypto assets	15,817	4,267
Crypto asset futures(1)	1,671	12,462
Crypto assets pledged as collateral	—	13,103
Notes with embedded derivatives(1)	2,500	—
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
The following tables summarize information on derivative assets and liabilities that are reflected on the Company’s condensed consolidated balance sheets, by accounting designation (in thousands):

	Gross Derivative Assets			Gross Derivative Liabilities
March 31, 2023	Not Designated as Hedges	Designated as Hedges	Total Derivative Assets	Not Designated as Hedges	Designated as Hedges	Total Derivative Liabilities
Crypto asset borrowings with embedded derivatives(1)	$—	$—	$—	$—	$44,996	$44,996
Accounts and loans receivable denominated in crypto assets	16,601	—	16,601	10	—	10
Other payables denominated in crypto assets	663	—	663	2,229	—	2,229
Notes with embedded derivatives	38	—	38	—	—	—
Total fair value of derivative assets and liabilities	$17,302	$—	$17,302	$2,239	$44,996	$47,235

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Gross Derivative Assets			Gross Derivative Liabilities
December 31, 2022	Not Designated as Hedges	Designated as Hedges	Total Derivative Assets	Not Designated as Hedges	Designated as Hedges	Total Derivative Liabilities
Crypto asset borrowings with embedded derivatives(1)	$2,266	$—	$2,266	$657	$1,653	$2,310
Accounts receivable denominated in crypto assets	302	—	302	9,146	—	9,146
Other payables denominated in crypto assets	1,270	—	1,270	5,767	—	5,767
Crypto assets pledged as collateral	—	—	—	2,360	—	2,360
Total fair value of derivative assets and liabilities	$3,838	$—	$3,838	$17,930	$1,653	$19,583
__________________
(1)    During the three months ended March 31, 2023, the fees on these borrowings ranged from 2.5% to 5.0%. During the three months ended March 31, 2022, the fees on these borrowings ranged from 0.0% to 4.5%. During the three months ended March 31, 2023 and 2022, the Company incurred $1.5 million and $1.4 million of borrowing fees in crypto assets, respectively. Borrowing fees are included in other operating (income) expense, net in the condensed consolidated statements of operations.
Impact of derivatives on the condensed consolidated statements of operations
Gains (losses) on derivative instruments recognized in other operating (income) expense, net in the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Derivatives	Hedged Items	Income Statement Impact	Derivatives	Hedged Items	Income Statement Impact
Designated as fair value hedging instruments
Crypto asset borrowings with embedded derivatives	$(91,714)	$48,600	$(43,114)	$4,998	$(4,924)	$74
Crypto asset futures	(43,116)	48,491	5,375	(2,666)	2,743	77
Not designated as hedging instruments
Accounts and loans receivable denominated in crypto assets	42,924	—	42,924	(4,913)	—	(4,913)
Other payables denominated in crypto assets	439	—	439	—	—	—
Crypto asset futures	(53)	—	(53)	(1,692)	—	(1,692)
Notes with embedded derivatives	38	—	38	—	—	—
Crypto asset options	(198)	—	(198)	—	—	—
Total	$(91,680)	$97,091	$5,411	$(4,273)	$(2,181)	$(6,454)

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following amounts were recorded on the condensed consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the condensed consolidated statements of operations in future periods as an adjustment to other operating (income) expense, net (in thousands):

		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Items
March 31, 2023	Carrying Amount of the Hedged Items	Active Hedging Relationships	Discontinued Hedging Relationships	Total
Crypto assets held	$119,720	$8,217	$6,043	$14,260

		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Items
December 31, 2022	Carrying Amount of the Hedged Items	Active Hedging Relationships	Discontinued Hedging Relationships	Total
Crypto assets held	$201,565	$(562)	$670	$108
13.    FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$3,205,200	$—	$—	$3,205,200
Customer custodial funds(2)	3,575,864	—	—	3,575,864
Crypto assets held(3)	119,720	—	—	119,720
Derivative assets(4)	—	17,302	—	17,302
Crypto asset loans receivable(5)	—	61,636	—	61,636
Customer crypto assets	—	124,357,889	—	124,357,889
Total assets	$6,900,784	$124,436,827	$—	$131,337,611

Liabilities
Derivative liabilities(4)	$—	$47,235	$—	$47,235
Contingent consideration arrangement	—	—	1,855	1,855
Customer crypto liabilities	—	124,357,889	—	124,357,889
Total liabilities	$—	$124,405,124	$1,855	$124,406,979

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$2,250,065	$—	$—	$2,250,065
Customer custodial funds(2)	2,088,132	—	—	2,088,132
Crypto assets held(3)	201,565	—	—	201,565
Derivative assets(4)	—	3,838	—	3,838
Crypto asset loans receivable(5)	—	85,826	—	85,826
Customer crypto assets	—	75,413,188	—	75,413,188
Total assets	$4,539,762	$75,502,852	$—	$80,042,614

Liabilities
Derivative liabilities(4)	$—	$19,583	$—	$19,583
Contingent consideration arrangement	—	—	1,855	1,855
Customer crypto liabilities	—	75,413,188	—	75,413,188
Total liabilities	$—	$75,432,771	$1,855	$75,434,626
__________________
(1)Represents money market funds. Excludes $1.6 billion of corporate cash held in deposit at banks and $200.2 million held at venues, which were not measured and recorded at fair value as of March 31, 2023. Excludes $2.0 billion of corporate cash held in deposit at banks and $143.2 million held at venues, which were not measured and recorded at fair value as of December 31, 2022.
(2)Represents money market funds. Excludes customer custodial funds of $1.8 billion and $3.0 billion held in deposit at financial institutions and not measured and recorded at fair value as of March 31, 2023 and December 31, 2022, respectively.
(3)Includes crypto assets held that have been designated as hedged items in fair value hedges and excludes crypto assets of $394.8 million and $222.8 million held at cost as of March 31, 2023 and December 31, 2022, respectively.
(4)See Note 12. Derivatives for additional details.
(5)Includes the embedded derivative asset of $16.3 million and $0.3 million and embedded derivative liability of $0 and $6.0 million related to the Company's crypto asset loans receivable as of March 31, 2023 and December 31, 2022, respectively. See Note 12. Derivatives for additional details.

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2023 and the year ended December 31, 2022.
Customer crypto assets and liabilities represent the Company’s obligation to safeguard customers’ crypto assets. Accordingly, the Company has valued the assets and liabilities using quoted market prices for the underlying crypto assets which is based on Level 2 inputs.
Assets and liabilities measured and recorded at fair value on a non-recurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment, and crypto assets held but not designated in hedging relationships are adjusted to fair value when an impairment charge is recognized. The Company’s strategic investments are also measured at fair value on a non-recurring basis. Such fair value measurements are based predominantly on Level 3 inputs. The carrying value of the Company’s strategic investments is predominantly adjusted based on an Option-Pricing Model that uses publicly available market data of comparable companies and other unobservable inputs including expected volatility, expected time to liquidity, adjustments for other company-specific developments, and the rights and obligations of the securities the Company holds. Fair value of crypto assets held are predominantly based on Level 1 inputs.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company estimates the fair value of its 2026 Convertible Notes and Senior Notes based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of March 31, 2023, the estimated fair value of the 2026 Convertible Notes and Senior Notes were $926.8 million and $1.2 billion, respectively.
14.    COMMON STOCK
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company has reserved shares of Class A common stock and Class B common stock for issuance for the following purposes (in thousands):

	March 31,	December 31,
	2023	2022
Class A common stock
Options issued and outstanding under the 2013 Amended and Restated Stock Plan (the “2013 Plan”)	944	982
Options issued and outstanding under the 2019 Equity Incentive Plan (the “2019 Plan”)	24,473	25,314
RSUs issued and outstanding under the 2019 Plan	1,759	2,418
Options issued and outstanding under the 2021 Equity Incentive Plan (the “2021 Plan”)	1,575	862
RSUs issued and outstanding under the 2021 Plan	8,833	2,911
Shares available for future issuance under the 2021 Plan	47,282	42,819
Shares available for future issuance under the ESPP	9,338	6,701
Replacement options issued and outstanding from the Tagomi acquisition	1	1
Replacement options issued and outstanding from the Bison Trails acquisition	95	134
Shares available for future issuance of warrants	2,296	2,296
Total Class A common stock shares reserved	96,596	84,438

Class B common stock
Options issued and outstanding under the 2013 Plan	4,186	4,502
Total Class B common stock shares reserved	4,186	4,502
15.    STOCK-BASED COMPENSATION
Stock options
Activity of options outstanding are as follows (in thousands, except per share and years data):

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2023	31,795	$23.31	6.95	$504,222
Granted	771	74.45
Exercised	(707)	12.87
Forfeited and cancelled	(578)	37.62
Expired	(7)	215
Balance at March 31, 2023	31,274	$24.50	6.79	$1,438,601

Exercisable at March 31, 2023	25,008	$24.58	6.64	$1,165,967
Vested and expected to vest at March 31, 2023	25,153	$24.75	6.65	$1,168,593
During the three months ended March 31, 2023, the Company granted stock options for the purchase of 771,000 shares of the Company’s Class A common stock with a weighted-average grant date fair value of $40.49 per share, respectively, to certain employees of the Company. The stock options vest over three years at a rate of 1/12 per quarter.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2023, there was total unrecognized compensation cost of $123.0 million related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.5 years.
The assumptions used under the Black-Scholes-Merton Option-Pricing Model and the weighted average calculated value of the options granted to employees were as follows:

	Three Months Ended March 31,
	2023	2022
Dividend yield	0.0%	0.0%
Expected volatility	90.2%	55.1%
Expected term (in years)	5.8	5.8
Risk-free interest rate	3.9%	1.8%
As of March 31, 2023, there were 108,915 shares of Class A common stock subject to repurchase related to stock options exercised early and not yet vested, but that are expected to vest. As of March 31, 2023, the Company recorded a liability related to these shares subject to repurchase in the amount of $2.2 million, which is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.
Chief Executive Officer performance award
During the three months ended March 31, 2023 and 2022, stock-based compensation expense of $1.0 million and $1.0 million, respectively, was recognized related to this award.
Restricted stock units
The Company’s RSUs vest upon the satisfaction of a service-based condition. In general, the RSUs vest over a service period ranging from one to four years. Once vested, the RSUs are settled by delivery of the Company’s Class A common stock.
Activity of RSUs outstanding are as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance at January 1, 2023	5,329	$127.85
Granted	8,604	56.61
Vested	(2,623)	71.86
Forfeited and cancelled	(718)	144.98
Balance at March 31, 2023	10,592	$82.68
For RSUs granted during the three months ended March 31, 2023, the closing price of the Company’s Class A common stock as reported on The Nasdaq Global Select Market on the grant date was used as the fair value.
As of March 31, 2023, there was total unrecognized compensation cost of $814.4 million related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.5 years.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
President & Chief Operating Officer Performance Award
In April 2023, the Company’s Compensation Committee granted the President & Chief Operating Officer an award of performance restricted stock units covering a target of 401,983 shares of the Company’s Class A common stock and up to a maximum of 803,966 shares of the Company’s Class A common stock (the “2023 COO Performance Award”). The 2023 COO Performance Award is subject to vesting based upon achievement of certain cumulative revenue, cumulative Adjusted EBITDA, and relative total shareholder return target values for the period commencing January 1, 2023 and ending on December 31, 2025, subject to her continued employment.
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

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance at January 1, 2023	1,275	$139.72
Granted	263	64.51
Vested	(832)	139.19
Forfeited and cancelled	(30)	171.85
Balance at March 31, 2023	676	$109.65
As of March 31, 2023, there was total unrecognized compensation cost of $55.9 million related to unvested restricted Class A common stock. These costs are expected to be recognized over a weighted-average period of approximately 2.1 years.
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
The grant date of the initial offering period was May 3, 2021, and that offering period will end on April 30, 2023. Subsequent offering periods will commence in each May and November after the start of the initial offering period. As of March 31, 2023, the Company recorded a liability of $11.3 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock-based compensation expense
Stock-based compensation is included in the following components of expenses on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Technology and development	$122,696	$256,524
Sales and marketing	14,209	14,956
General and administrative	61,955	80,661
Restructuring	84,042	—
Total	$282,902	$352,141
During the three months ended March 31, 2023 and 2022, $14.1 million and $1.4 million of stock-based compensation expense was included in capitalized software, respectively.
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
The Company’s effective tax rate (“ETR”) for the three months ended March 31, 2023 and 2022 was 52.4% and 29.5%, respectively. The ETR of 52.4% for the three months ended March 31, 2023 was higher than the U.S. statutory rate of 21.0% primarily due to a partial release of a valuation allowance on deferred tax assets associated with impairment charges, offset by non-deductible stock compensation expense and tax on non-U.S. earnings.
As of December 31, 2022, the Company had a valuation allowance of $177.2 million recorded against its deferred capital loss tax asset balance of $225.2 million. The Company’s capital loss tax asset is comprised primarily of impairment charges related to crypto assets held and strategic investments made by Coinbase Ventures. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2023, because crypto asset appreciation during the quarter provided more gains to offset losses, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $59.2 million are realizable, resulting in a partial valuation allowance release of $59.2 million.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
17.    NET LOSS PER SHARE
The computation of net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic net loss per share:
Numerator
Net loss	$(78,896)	$(429,659)
Net loss attributable to common stockholders, basic	$(78,896)	$(429,659)

Denominator
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic	231,489	217,472
Net loss per share attributable to common stockholders, basic	$(0.34)	$(1.98)

Diluted net loss per share:
Numerator
Net loss	$(78,896)	$(429,659)
Net loss attributable to common stockholders, diluted	$(78,896)	$(429,659)

Denominator
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic	231,489	217,472
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, diluted	231,489	217,472
Net loss per share attributable to common stockholders, diluted	$(0.34)	$(1.98)
Certain shares of the Company’s restricted Class A common stock granted as consideration in acquisitions are participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.
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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	31,274	36,209
RSUs	10,592	9,595
Convertible notes	3,880	3,880
Restricted common stock	1,004	2,116
Employee stock purchase plan	822	382
Contingent consideration	76	151
Total	47,648	52,333

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., was filed in the U.S. District Court for the Southern District of New York against the Company alleging claims under Sections 5, 15(a)(1) and 29(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and violations of certain California and Florida state statutes. On March 11, 2022, plaintiffs filed an amended complaint adding Coinbase, Inc. and Brian Armstrong as defendants and adding causes of action. Among other relief requested, the plaintiffs sought injunctive relief, unspecified damages, attorneys’ fees and costs. On February 1, 2023, the court dismissed all federal claims (with prejudice) and state law claims (without prejudice) against Coinbase Global, Inc., Coinbase, Inc. and Brian Armstrong. Subsequently, on February 9, 2023, the plaintiffs filed a notice of appeal of the District Court’s ruling. The Company and other defendants continue to dispute the claims in this case and intend to vigorously defend against them. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In the context of certain of those requests, on March 22, 2023, the Company and Coinbase, Inc. received a “Wells Notice” (the “March 2023 Wells Notice”) from the staff (the “Staff”) of the SEC stating that the Staff had made a “preliminary determination” to recommend that the SEC file an enforcement action against the Company and Coinbase, Inc. alleging violations of the federal securities laws, including the Exchange Act and the Securities Act, relating to aspects of the Company’s spot market, staking service Coinbase Earn, Coinbase Prime and Coinbase Wallet.
A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. As part of the Wells process, the Company will be able to present facts and arguments to the Staff, which could lead to the Staff changing its preliminary determination and deciding not to recommend an enforcement action. The Company believes that it has complied with all applicable laws and regulations, and it has provided a submission to the Staff explaining the Company’s position and its belief that no enforcement action is warranted or appropriate.
Based on the preliminary nature of the March 2023 Wells Notice and other matters, the Company cannot estimate the potential impact, if any, of these matters on its business or financial statements at this time. If the SEC files an action against the Company and/or Coinbase, Inc. that leads to an unfavorable ruling, it could have a material impact on the Company’s business and financial statements.
Except as otherwise disclosed, the Company believes the ultimate resolution of existing legal and regulatory investigation matters will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, in light of the uncertainties inherent in these matters, it is possible that the ultimate resolution of one or more of these matters may have a material adverse effect on the Company’s results of operations for a particular period, and future changes in circumstances or additional information could result in additional accruals or resolution in excess of established accruals, which could adversely affect the Company’s results of operations, potentially materially.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Quarterly Report on Form 10-Q.
Executive Overview
This executive overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.
This quarter represented a turning point in our drive towards building a company that is more efficient and financially disciplined; a company that is able to do more for less. We reduced costs, doubled down on operational excellence and risk management, and continue to drive product innovation and regulatory clarity. Our efforts are showing meaningful progress.
For the three months ended March 31, 2023, our total net revenue was $736.4 million, including $374.7 million in transaction revenue. For the three months ended March 31, 2022, we generated $1.2 billion of total net revenue, including $1.0 billion in transaction revenue.
Subscription and services revenue was $361.7 million for the three months ended March 31, 2023 and $151.9 million for the three months ended March 31, 2022.
For the three months ended March 31, 2023, our net loss was $78.9 million, and Adjusted EBITDA was $283.7 million. For the three months ended March 31, 2022, our net loss was $429.7 million and Adjusted EBITDA was $19.7 million.
The crypto industry continues to be volatile, as evidenced most recently by the disruptions in the banking sector and ongoing regulatory uncertainty. While we can’t predict the outcome of these events, we continue to focus on our cost reduction efforts.

Key Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended March 31,		% Change
	2023	2022
MTUs (in millions)	8.4	9.2	(9)%
Trading Volume (in billions)	$145	$309	(53)
Net loss (in millions)	$(79)	$(430)	(82)
Adjusted EBITDA(1) (in millions)	$284	$20	1,320
___________________
(1)Please see the section titled Non-GAAP Financial Measure below for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

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

	Three Months Ended March 31,		% Change
	2023	2022
Trading Volume (in billions):
Consumer	$21	$74	(72)%
Institutional	124	235	(47)
Total	$145	$309	(53)

Trading Volume by crypto asset:
Bitcoin	32%	24%	33
Ethereum	24	21	14
Other crypto assets	45	55	(18)
Total(1)	100%	100%

Transaction revenue by crypto asset:
Bitcoin	36%	25%	44
Ethereum	18	23	(22)
Other crypto assets	46	52	(12)
Total	100%	100%
__________________
(1)Figures presented above may not sum precisely due to rounding.

Trading Volume for the three months ended March 31, 2023 was 53% lower as compared to the three months ended March 31, 2022. Crypto Asset Volatility was 32% lower for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
The decrease in both Trading Volume and Crypto Asset Volatility were driven by materially different market conditions between the quarters that have evolved over the last year. The first quarter of 2022 continued a trend of both lower crypto prices and volatility that began in late 2021 driven by weaker macroeconomic conditions. These already weakening market conditions were exasperated by the events of 2022. The first was the depegging of $LUNA in the second quarter of 2022 which contributed to approximately 60% crypto market capitalization decline in that quarter and ultimately drove the credit related bankruptcies of Three Arrows Capital, Voyager and Celsius. The second event was the collapse of FTX in the fourth quarter of 2022, which drove additional credit related bankruptcies. These events contributed to an overall market capitalization decline of 64% or approximately $1.5 trillion of value lost in 2022 which in turn impacted overall industry trading volume and more specifically Coinbase Trading Volume and transaction revenues in the three months ended March 31, 2023.
During the three months ended March 31, 2023 and 2022, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Trading Volume or transaction revenue, respectively.

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
•Interest income: We earn income on fiat funds under a revenue sharing arrangement with the issuer of USDC pursuant to which we share any interest income generated from USDC reserves pro rata based on (i) the amount of USDC distributed by each respective party and (ii) the amount of USDC held on each respective party’s platform. Our income is dependent on the balance of such fiat funds and the prevailing interest rate environment. We also earn interest income on loans issued to our consumers and institutional users. Additionally, we hold customer custodial funds and cash and cash equivalents at certain third-party banks which earn interest. Interest earned on revenue sharing, customer custodial funds, and loans is included in interest income within subscription and services revenue. Interest earned on cash and cash equivalents is included in corporate interest and other income, within other revenue.
•Other: Other subscription and services revenue primarily includes subscription revenue from Coinbase One, revenue from Coinbase Cloud, which includes staking application, delegation, and infrastructure services, Learning Rewards (formerly “Earn”) campaign revenue, and revenue from other subscription licenses.
Other revenue
Other revenue includes interest income earned primarily on our corporate cash and cash equivalents. Interest income is calculated using the interest method and depends on the balance of cash and cash equivalents as well as the prevailing interest rate environment. Other revenue also includes the sale of crypto assets when we are the principal in the transaction. Transactions involving our sale of crypto assets represented less than 0.1% of our total revenue for the three months ended March 31, 2023.

Operating expenses
Operating expenses consist of transaction expense, technology and development, sales and marketing, general and administrative, restructuring, and other operating (income) expense, net.
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
Restructuring
Restructuring expenses primarily consist of non-recurring costs and severance for employees related to reductions in our headcount during the three months ended March 31, 2023. For more information, see Note 3. Restructuring of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other operating (income) expense, net
Other operating (income) expense, net includes impairment and realized gains on the sale of crypto assets, realized gains and losses resulting from the settlement of derivative instruments, and fair value gains and losses related to derivatives and derivatives designated in qualifying fair value hedge accounting relationships.
Other operating (income) expense, net also includes the cost of our crypto assets used to fulfill customer accommodation transactions. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets held for operating purposes. We have custody and control of the crypto assets prior to the sale to the customer. Accordingly, we record the total value of the sale in other revenue and the cost of the crypto asset in other operating (income) expense, net.

Interest expense
Interest expense on debt includes coupon interest expense, as well as amortization of debt discounts and debt issuance costs.
Other expense, net
Other expense, net includes the following items:
•gains and losses on investments, net, which consists primarily of realized and unrealized gains and losses from fair value adjustments on investments;
•realized impacts on foreign exchange resulting from the settlement of our foreign currency assets and liabilities, unrealized impacts on foreign exchange resulting from remeasurement of transactions and monetary assets and liabilities denominated in non-functional currencies; and
•impairment recognized on certain strategic equity investments in privately held companies without readily determinable fair values.
Benefit from income taxes
Benefit from income taxes includes income taxes related to foreign jurisdictions and U.S. federal and state income taxes.
Results of Operations
The following table summarizes the historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue:
Net revenue	$736,398	$1,164,891
Other revenue	36,131	1,545
Total revenue	772,529	1,166,436
Operating expenses:
Transaction expense	96,369	277,826
Technology and development	358,031	570,664
Sales and marketing	63,976	200,204
General and administrative	248,761	413,578
Restructuring	144,489	—
Other operating (income) expense, net	(15,222)	258,627
Total operating expenses	896,404	1,720,899
Operating loss	(123,875)	(554,463)
Interest expense	21,536	22,138
Other expense, net	20,265	32,844
Loss before income taxes	(165,676)	(609,445)
Benefit from income taxes	(86,780)	(179,786)
Net loss	$(78,896)	$(429,659)

The following table presents the components of the condensed consolidated statements of operations data as a percentage of total revenue:

	Three Months Ended March 31,
	2023	2022
	(as a % of total revenue)(1)
Total revenue	100%	100%
Operating expenses:
Transaction expense	12	24
Technology and development	46	49
Sales and marketing	8	17
General and administrative	32	35
Restructuring	19	—
Other operating (income) expense, net	(2)	22
Total operating expenses	116	148
Operating loss	(16)	(48)
Interest expense	3	2
Other expense, net	3	2
Loss before income taxes	(21)	(52)
Benefit from income taxes	(11)	(15)
Net loss	(10)%	(37)%
__________________
(1)Figures presented above may not sum precisely due to rounding.

Comparison of the three months ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	% Change

	(in thousands)
Transaction revenue	$374,713	$1,013,036	(63)%
Subscription and services revenue	361,685	151,855	138
Other revenue	36,131	1,545	2,239
Total revenue	$772,529	$1,166,436	(34)
Transaction revenue for the three months ended March 31, 2023 decreased by $638.3 million compared to the three months ended March 31, 2022, primarily due to the following:
•a decrease in consumer Trading Volume of 72% due to a decrease in crypto market capitalization, including average crypto asset prices; and
•a decline in Crypto Asset Volatility of 32%. Trading Volume on our platform is generally correlated with Crypto Asset Volatility.
A number of factors contribute to changes in crypto asset prices and Crypto Asset Volatility, including, but not limited to, changes in the supply and demand for a particular crypto asset, crypto market sentiment, macroeconomic factors, utility of a particular crypto asset, and idiosyncratic events.

Subscription and services revenue for the three months ended March 31, 2023 increased by $209.8 million compared to the three months ended March 31, 2022, due to the following:
•an increase in interest income of $230.4 million due to increased returns on our revenue sharing arrangement with the issuer of USDC and on interest-bearing customer custodial funds, driven by an increase in interest rates; offset by
•a decrease in custodial fee revenue of $14.7 million due to a decrease in average assets under custody of $51.8 billion primarily driven by a decrease in average asset prices of crypto assets under custody; and
•a decrease in blockchain rewards of $8.1 million primarily due to a reduction in average asset prices, offset by an increase in staked balances, and the addition of new assets available for staking such as Solana and Cardano.
Other revenue for the three months ended March 31, 2023 increased by $34.6 million compared to the three months ended March 31, 2022 due to an increase in corporate bank interest income from higher interest rates.
Operating expenses

	Three Months Ended March 31,
	2023	2022	% Change

	(in thousands)
Transaction expense	$96,369	$277,826	(65)%
Technology and development	358,031	570,664	(37)
Sales and marketing	63,976	200,204	(68)
General and administrative	248,761	413,578	(40)
Restructuring	144,489	—	100
Other operating (income) expense, net	(15,222)	258,627	(106)
Total operating expenses	$896,404	$1,720,899	(48)
Transaction expense for the three months ended March 31, 2023 decreased by $181.5 million, compared to the three months ended March 31, 2022.
Transaction expense as a percentage of net revenue was 13.1% and 23.8% during the three months ended March 31, 2023 and 2022, respectively. During the year ended December 31, 2022 and three months ended March 31, 2023, we have launched several efforts to lower our unit cost on transaction expenses. This includes optimization efforts across miner fees, payment processing fees and transaction reversal losses. Our transaction expenses as a percentage of net revenue will vary depending on our revenue mix between transaction (which varies with trading volume) and blockchain revenue.
The decrease in transaction expense for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven by the following:
•a decrease of $82.1 million related to miner fees driven by a decrease in blockchain transmission volume, both related to customer withdrawals and corporate wallet movements, lower blockchain network fees such as Ethereum gas prices, and significant investments in batching and other optimizations in on-chain activity;
•a decrease of $52.4 million related to lower payment processing fees and account verification expenses driven by lower settled trading volume;
•a decrease of $35.4 million related to transaction reversal losses driven by lower transaction volumes and our investments in strengthening controls and cost optimization efforts; and

•a decrease of $12.8 million related to a decrease in blockchain activities associated with rewards paid or payable to users from blockchain activities such as staking.
Technology and development expenses for the three months ended March 31, 2023 decreased by $212.6 million compared to the three months ended March 31, 2022, due to the following:
•a decrease of $176.3 million in personnel-related expenses, including a $133.8 million decrease in stock-based compensation expense, due to a decrease in average headcount and the roll-off of certain stock based compensation awards following our workforce reduction in January 2023, along with certain compensation program changes; and
•a decrease of $51.0 million in website hosting service costs and software and service costs, due to cost optimization efforts through the year ended December 31, 2022 and three months ended March 31, 2023; offset by
•an increase of $10.4 million in amortization expense, primarily related to amortization on increased capitalized software.
Sales and marketing expenses for the three months ended March 31, 2023 decreased by $136.2 million compared to the three months ended March 31, 2022. Sales and marketing expenses as a percentage of net revenue were 8.7% and 17.2% during the three months ended March 31, 2023 and 2022, respectively.
The decrease in sales and marketing expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was due to the following:
•a decrease of $84.3 million in digital advertising spend due to lower investment in paid media;
•a decrease of $37.2 million due to lower offline and brand spend; and
•a decrease of $16.8 million in referral and promotion fees due to lower spend on new user incentives and sweepstakes.
General and administrative expenses for the three months ended March 31, 2023 decreased by $164.8 million compared to the three months ended March 31, 2022 partially due to the following:
•a decrease of $108.4 million in consumer customer support costs due to a decrease in managed services to support compliance operations and customer experience, driven by automation and reduction in capacity needs that we built in 2022 to address backlogs from 2021, and a decrease in personnel-related expenses resulting from the workforce reductions in June 2022 and January 2023;
•a decrease of $18.3 million in personnel-related expenses excluding consumer customer support, including a $11.9 million decrease in stock-based compensation expense;
•a decrease of $13.4 million in taxes, licenses, and fees; and
•a decrease of $12.7 million in equipment and furniture.
Restructuring expenses were $144.5 million for the three months ended March 31, 2023. The $144.5 million is driven by separation pay, stock-based compensation expense relating to the acceleration of the vesting of outstanding equity awards in accordance with the terms of such awards and other personnel costs related to the workforce reduction in January 2023. There were no restructuring expenses for the three months ended March 31, 2022.

Other operating (income) expense, net for the three months ended March 31, 2023 decreased by $273.8 million compared to the three months ended March 31, 2022, due to the following:
•a decrease of $199.0 million related to gross impairment charges on crypto assets held;
•a decrease of $45.4 million due to lower platform-related incidents and losses in the three months ended March 31, 2023; and
•an increase of $34.2 million in crypto asset realized gains offset by net realized losses on futures contracts.
Interest expense

	Three Months Ended March 31,
	2023	2022	% Change

	(in thousands)
Interest expense	$21,536	$22,138	(3)%
During the three months ended March 31, 2023, we had interest expense on debt of $21.5 million compared to $22.1 million for the three months ended March 31, 2022.
Other expense, net

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands)
Other expense, net	$20,265	$32,844	(38)%
Other expense, net for the three months ended March 31, 2023 decreased by $12.6 million compared to the three months ended March 31, 2022 due to the following:
•a decrease in realized and unrealized losses on foreign exchange of $17.4 million due to improvement in foreign exchange risk management and appreciation of the U.S. dollar against the Euro; offset by
•Impairment expense of $5.0 million recognized during the three months ended March 31, 2023 on certain strategic equity investments.
Benefit from income taxes

	Three Months Ended March 31,
	2023	2022	% Change

	(in thousands)
Benefit from income taxes	$(86,780)	$(179,786)	(52)%
The benefit from income taxes decreased by $93.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to lower tax benefits on pretax losses, certain stock-based compensation and research and development credits, offset by a partial release of a valuation allowance recorded on impairment charges.

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
We calculate Adjusted EBITDA as net loss or income, adjusted to exclude provision for or benefit from income taxes, depreciation and amortization, interest expense, crypto asset borrowing costs, stock-based compensation expense, crypto asset impairment, net, impairment on investments, other impairment, restructuring, change in unrealized foreign exchange, fair value gain or loss on derivatives, and other adjustments, net.
The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,

	2023	2022

	(in thousands)
Net loss	$(78,896)	$(429,659)
Adjusted to exclude the following:
Benefit from income taxes	(86,780)	(179,786)
Depreciation and amortization	41,208	31,580
Interest expense	21,536	22,138
Crypto asset borrowing costs	1,520	1,436
Stock-based compensation	198,860	352,141
Crypto asset impairment, net(1)	12,085	209,818
Impairment on investments	5,008	—
Other impairment(2)	5,527	1,179
Restructuring	144,489	—
Change in unrealized foreign exchange	8,428	7,389
Fair value (gain) loss on derivatives	(3,199)	3,452
Other adjustments, net	13,866	—
Adjusted EBITDA	$283,652	$19,688
__________________
(1)Crypto asset impairment, net represents impairment on crypto assets still held.
(2)Other impairment represents impairment on property and equipment of $5.0 million for the three months ended March 31, 2023 and impairment on intangible assets of $0.5 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.

(3)

Liquidity and Capital Resources
Cash and cash equivalents, restricted cash and USDC
As of March 31, 2023, we had cash and cash equivalents of $5.0 billion, exclusive of restricted cash and customer custodial funds. As of March 31, 2023 and December 31, 2022, our cash and cash equivalents, restricted cash and USDC balance consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents:
Cash equivalents(1)	$3,205.2	$2,250.1
Cash held at banks	1,613.0	2,031.7
Cash held at venues	200.2	143.2
Total cash and cash equivalents	$5,018.4	$4,425.0

Restricted cash(2)	$26.7	$25.9
USDC(3)	302.9	861.1
__________________
(1)    Cash equivalents consists of money market funds denominated in U.S. dollars.
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
As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities in the open market, in privately negotiated transactions, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.
In January 2023, S&P Global Ratings announced a downgrade of our issuer credit rating and senior unsecured debt from BB to BB-, and Moody’s Investors Service (“Moody’s”) announced a downgrade of our Corporate Family Rating (“CFR”) to B2 from Ba3 and downgraded our guaranteed senior unsecured notes to B1 from Ba2. As of March 31, 2023, our credit ratings with S&P Global Ratings and Moody’s remain unchanged from the above.
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

As of March 31, 2023, we held $394.8 million of crypto assets for investment and operating purposes at impaired cost. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets and the variability of our earnings will be dependent on the future fair value of such crypto assets. We have limited ability to predict whether the sale of crypto assets received from airdrops or forks will be material to our future earnings, which is dependent on the future market liquidity, viability and fair value of such crypto assets. Our current policy is not to monetize unsupported forks or airdrops held on our platform. Crypto assets received through airdrops and forks, at the time of the airdrop or fork and at the end of the periods presented, are not material to our financial statements.
As of March 31, 2023 and December 31, 2022, the cost basis and fair value of our crypto assets held at impaired cost was as follows:

	March 31,		December 31,
	2023		2022

	Cost(1)	Fair Value(2)	Cost(1)	Fair Value(2)

	(in millions)
Crypto assets held as investments:
Bitcoin(3)	$126.7	$261.5	$111.6	$151.8
Ethereum(3)	108.3	194.4	91.2	138.7
Other	71.5	177.4	85.9	135.8
Total crypto assets held as investments	306.5	633.3	288.7	426.3

Crypto assets held for operating purposes:
Bitcoin	6.9	8.8	5.4	5.8
Ethereum	43.4	56.5	24.4	25.8
Other	38.0	51.6	37.7	59.1
Total crypto assets held for operating purposes	88.3	116.9	67.5	90.7
Total crypto assets held	$394.8	$750.2	$356.2	$517.0
__________________
(1)Cost amounts shown are net of impairment recognized.
(2)The fair value of crypto assets held is based on quoted market prices for one unit of each crypto asset reported on our platform at 11:59 pm Coordinated Universal Time (UTC) on the last day of the respective period multiplied by the quantity of each crypto asset held.
(3)During the fourth quarter of 2022, we entered into futures contracts to hedge our price exposure on crypto assets held as investments. These contracts were closed out during the first quarter of 2023. As of December 31, 2022, the cost and fair value amounts for Bitcoin were $89.9 million and $85.8 million, respectively, and the cost and fair value amounts for Ethereum were $43.7 million and $50.8 million, respectively.

We view our crypto asset investments as long term holdings and we do not plan to engage in regular trading of crypto assets. From time to time, we may enter into derivatives or other financial instruments in an attempt to hedge our price exposure on our crypto assets held as investments. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Customer accommodations and corporate expenses denominated in crypto assets are fulfilled with crypto assets held for operational purposes. We recognized $18.2 million and $141.7 million of impairment expense on our crypto asset investment portfolio for the three months ended March 31, 2023 and 2022, respectively.

We enter into fiat and crypto asset borrowing arrangements with certain institutional customers. These borrowings are generally open-term or have a term of less than one year. Certain borrowing arrangements require us to post collateral in the form of fiat or crypto assets, including stablecoins, and the lender may have the right to sell, repledge or rehypothecate such collateral without our consent. We only use our corporate crypto assets, stablecoins, and cash as collateral. We do not use cbETH as corporate collateral.
We are required to maintain a collateral to loan ratio per our borrowing agreements. Any significant change in crypto asset prices could impact the value of the crypto asset borrowed or the value of crypto asset collateral. Recent downward trends in crypto asset prices have not had a material impact on the value of our corporate collateral. If crypto asset prices rise, we will post additional collateral to maintain required collateral loan ratios. We were in compliance with all collateral requirements as of March 31, 2023. See Risk Factors - We provide secured loans to our customers, which exposes us to credit risks and may cause us to incur financial or reputational harm included in Part II, Item 1A of this Quarterly Report on Form 10-Q for further information.
As of March 31, 2023 and December 31, 2022, the balance of our pledged collateral consisted of the following (in millions, except units):

	March 31, 2023		December 31, 2022
	Units	Fair Value	Units	Fair Value
Asset
USDC	78,407,648	$78.4	47,633,897	$47.6
Bitcoin	—	—	650	10.8
Fiat	N/A	0.6	N/A	41.6
Total		$79.0		$100.0
Customer crypto assets and liabilities
We safeguard customer crypto assets and the associated keys and are obligated to safeguard them from loss, theft, or other misuse. In accordance with recently adopted guidance, SAB 121, we record customer crypto liabilities, as well as a corresponding customer crypto asset on the condensed consolidated balance sheets, at fair value. See Note 8. Customer Assets and Liabilities of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information as of March 31, 2023.
As of March 31, 2023, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. See Risk Factors - Depositing and withdrawing crypto assets into and from our platform involves risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely impact our business included in Part II, Item 1A of this Quarterly Report on Form 10-Q for further information. We do not use customer crypto assets as collateral for any loan, margin, rehypothecation, or other similar activities without their consent to which we or our affiliates are a party.
Cash requirements and contractual obligations
Certain jurisdictions where we operate require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer custodial cash liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial cash, and in-transit customer receivables. As of March 31, 2023 and December 31, 2022, our eligible liquid assets were greater than the aggregate amount of customer custodial cash liabilities. We are also required to hold corporate liquid assets at our subsidiaries to meet capital requirements established by our regulators based on the value of crypto assets held in custody. We are in compliance with these capital requirements.

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
As of March 31, 2023, our material cash requirements and contractual obligations due within the next 12 months and in total consisted of the following (in millions):

	Amounts Due
	Next 12 Months	Total
Operating leases(1)	$13.4	$25.0
Non-cancelable purchase obligations(2)	245.9	544.2
2026 Convertible Notes(3)
Interest	7.2	25.2
Principal	—	1,437.5
2028 Senior Notes(4)
Interest	33.8	202.5
Principal	—	1,000.0
2031 Senior Notes(4)
Interest	36.3	326.3
Principal	—	1,000.0
Other(5)	40.7	40.7
_______________
(1)    Lease payments due for corporate offices.
(2)    Committed spend primarily relating to technology and advertising.
(3)    Assumes the 2026 Convertible Notes are not converted into our Class A common stock, repurchased or redeemed prior to maturity.
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

See Notes 10. Accrued Expenses and Other Current Liabilities, 11. Indebtedness, 16. Income Taxes and 18. Commitments and Contingencies of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information relating to debt and income taxes as of March 31, 2023.
Cash flows

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$463,078	$(91,356)
Net cash used in investing activities	(26,080)	(691,591)
Net cash provided by (used in) financing activities	460,129	(725,324)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$897,127	$(1,508,271)
Effect of exchange rates on cash, cash equivalents, and restricted cash	$11,377	$(5,507)
Change in customer custodial cash	$314,277	$(502,848)
Operating activities
Net cash provided by operating activities was $463.1 million for the three months ended March 31, 2023. Our net cash provided by operating activities reflected a net loss of $78.9 million, which included non-recurring losses from our reduction in force in January 2023 of $60.4 million relating to separation pay and other personnel costs. Our non-cash adjustments were $226.6 million, which was driven by stock-based compensation expense, realized loss on crypto futures contract, depreciation and amortization, crypto asset impairment expense and non-cash lease expense. This was partially offset by deferred income taxes and realized gains on crypto assets driven by net crypto assets received from operating activities. In addition to these changes were changes in operating assets and liabilities of $315.3 million, which was driven by reductions in corporate USDC to facilitate customer mints and burns.
Net cash used in operating activities was $91.4 million for the three months ended March 31, 2022. Our net cash used in operating activities reflected net loss of $429.7 million and non-cash adjustments of $412.6 million, which were driven by benefits from deferred income taxes and realized gains on crypto assets driven by net crypto assets received from operating activities. This was partially offset by stock-based compensation expense, crypto asset impairment expense, depreciation and amortization expense, non-cash lease expense and unrealized losses on foreign exchange. In addition to these changes were changes in operating assets and liabilities of $74.3 million.
Investing activities
Net cash used in investing activities of $26.1 million for the three months ended March 31, 2023 was due to $33.8 million in net outflow for institutional and consumer loans originated and repaid, $30.7 million in net cash paid in the One River acquisition, $15.2 million in capitalized internal-use software development costs and a $1.7 million outflow for the settlement of a crypto futures contract, net of collateral returned. This was partially offset by $57.6 million in net inflow for the sale and purchase of crypto assets.
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

Financing activities
Net cash provided by financing activities of $460.1 million for the three months ended March 31, 2023 was due to changes in customer custodial cash liabilities of $529.0 million, $31.6 million of proceeds received from the issuance of short-term borrowings, $8.9 million of proceeds from the issuance of common stock from stock option exercises, net of repurchases, and $4.6 million of proceeds received under our employee stock purchase plan. This was partially offset by $62.5 million of taxes paid related to net share settlements of equity awards and $52.1 million in repayments of short-term borrowings.
Net cash used in financing activities of $725.3 million for the three months ended March 31, 2022, was due to changes in customer custodial cash liabilities of $738.8 million, $141.8 million of taxes paid related to net share settlement of equity awards and a $20.0 million repayment of a short-term borrowing. This was partially offset by $149.4 million of proceeds received from the issuance of short-term borrowings, net of issuance costs, $16.9 million of proceeds from the issuance of common stock from stock option exercises, net of repurchases and $9.0 million of proceeds received under our employee stock purchase plan.
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
Except as described in Note 2. Summary of Significant Accounting Policies, of the Notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2023.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk associated with the effect of changes in market factors on the value of the assets and liabilities held on our condensed consolidated balance sheets, including interest rates, foreign exchange rates, prices of crypto assets, or volatilities such as market volatility or product liquidity.
Interest rate risk
We had cash and cash equivalents, including restricted cash and customer custodial funds, of $10.4 billion and $9.5 billion as of March 31, 2023 and December 31, 2022, respectively. Our investment policy and strategy related to our cash and cash equivalents and customer custodial funds is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents consist of money market funds denominated in U.S. dollars and cash deposits. We also earn interest income from a revenue agreement we hold with the issuer of USDC. Changes in interest rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis points increase or decrease in interest rates would have resulted in a $60.5 million and $43.1 million increase or decrease in total revenue for the three months ended March 31, 2023 and 2022, respectively.
Foreign currency risk
Foreign currency transaction risk
Revenues, expenses, and financial results of our foreign subsidiaries are recorded in the functional currency of these subsidiaries. Our foreign currency exposure is primarily related to transactions denominated in Euros and British Pounds attributable to cash and cash equivalents, customer custodial funds and customer custodial cash liabilities and other intercompany transactions where the transaction currency is different from a subsidiary’s functional currency. Changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our results of operations as expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in our results of operations as a result of gains or losses on the settlement and the remeasurement of monetary assets and liabilities denominated in foreign currencies that are not the functional currency. We recognized unrealized and realized foreign currency losses of $13.9 million for the three months ended March 31, 2023, compared to realized and unrealized foreign currency losses of $31.3 million recognized for the three months ended March 31, 2022 in other expense, net in the condensed consolidated statements of operations.
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
Foreign currency translation risk
Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized gains on translation adjustments, net of tax, of $10.2 million for the three months ended March 31, 2023, compared to losses on translation adjustments, net of tax, of $0.5 million for the three months ended March 31, 2022, in the condensed consolidated statements of comprehensive loss.

Market volatility and other risks associated with derivatives
We have exposure to derivatives and related hedges measured at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility.
For more information on our derivatives and related hedges measured at fair value, see Notes 2. Summary of Significant Accounting Policies, 6. Accounts and Loans Receivable, Net of Allowance, 9. Prepaid Expenses and Other Assets, 10. Accrued Expenses and Other Current Liabilities, and 12. Derivatives, of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2023 and December 31, 2022, a 10% increase or decrease in the fair value of the derivative positions would not have a material impact on our financial results.
Equity investment risk
We hold strategic investments in privately held companies in the form of equity securities without readily determinable fair values in which we do not have a controlling interest or significant influence. These investments are subject to a wide variety of market and price-related risks due to the lack of readily available market data, which requires us to make significant estimates and assumptions that could substantially impact the carrying value of the investments. We perform a qualitative assessment of our portfolio of strategic equity investments on a quarterly basis for indicators of impairment. Our analysis includes a review of operating results, credit rating, asset quality and business prospects of the investees, changes in the regulatory and macroeconomic environment, and general market conditions of the geographical area or industry in which our investees operate. If indicators of impairment exist and the estimated fair value of an investment is below the carrying amount, we will write down the investment to fair value. As of March 31, 2023 and December 31, 2022, our strategic equity investments in privately held companies were $303.2 million and $326.7 million, respectively. We are required to record all adjustments to the fair value of our investments through our condensed consolidated statements of operations under other expense, net. During the three months ended March 31, 2023, we recognized impairment expense of $5.0 million related to our strategic investments in privately held companies. We anticipate volatility to our net income (loss) in future periods due to changes in the fair values associated with these investments and changes in observable prices and similar transactions that could impact our fair value assessments. Based on future market conditions, these changes could be material to our financial results. For more information, see Note 9. Prepaid Expenses and Other Assets of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Market price risk of crypto assets
We generate a large portion of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction and may vary depending on payment type and the value of the transaction. We also generate a large portion of our total revenue from our subscription products and services and such revenue has grown over time. Accordingly, crypto asset price risk could adversely affect our operating results. In particular, our future profitability may depend upon the market price of Bitcoin and Ethereum, as well as other crypto assets. Crypto asset prices, along with our operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of Bitcoin, Ethereum and other crypto assets has had and could in the future have an adverse effect on our earnings, the carrying value of our crypto assets, and our future cash flows. This may also affect our liquidity and our ability to meet our ongoing obligations.
We record impairment charges on our crypto assets held when crypto asset prices decrease below the carrying value of these crypto assets. As of March 31, 2023 and 2022, a 10% decrease in crypto asset prices would not have a material impact on our financial results. For more information, see Note 7. Goodwill, Intangible Assets, Net, and Crypto Assets Held of the Notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories. The market price of our Class A common stock could decline, and you could lose part or all of your investment due to any of these risks.
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
•regulatory changes or scrutiny that impact our ability to offer certain products or services;
•our ability to continue to diversify and grow our subscription and services revenue;
•our mix of revenue between transaction and subscription and services;
•pricing for or temporary suspensions of our products and services;
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
•macroeconomic conditions, including interest rates, inflation and instability in the global banking system;

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
•regulatory or legislative changes, scrutiny and updates affecting the cryptoeconomy;
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
•interruptions or temporary suspensions in products or services from or failures of major crypto platforms;
•availability of an active derivatives market for various crypto assets;
•availability of banking and payment services to support crypto-related projects;
•instability in the global banking system and the level of interest rates and inflation;
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
While we support a diverse portfolio of crypto assets for trading, staking and custody, our net revenue is concentrated in a limited number of areas, such as transactions in Bitcoin and Ethereum for transaction revenue and interest income in connection with USDC for subscription and services revenue. Since 2022, we have derived a more meaningful amount of our net revenue from interest income, primarily in connection with USDC, than we have historically. For the three months ended March 31, 2023 and the year ended December 31, 2022, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove approximately 55% of total Trading Volume on our platform during both of these periods. Moreover, during 2022, the value of Bitcoin and Ethereum declined steeply and if the value of Bitcoin and Ethereum do not recover or further decline, our business and operating results could be adversely affected. As such, in addition to the factors impacting the broader cryptoeconomy described in this section, our revenue may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
We have in the past, and may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties in connection with the development, operation and enhancements to our platform and products and the provision of our services. For example, the issuer of USDC provides us with creation and redemption services for USDC, including the operational capabilities required for our USDC customer-facing services. If the issuer of USDC fails to provide certain operational services, our ability to maintain our current level of offerings and customer experience for USDC could be harmed and interest or confidence in USDC could be impacted. Identifying strategic relationships with third parties, and negotiating and documenting relationships with them may be time-consuming and complex and may distract management. Moreover, we may be delayed, or not be successful, in achieving the objectives that we anticipated as a result of such strategic relationship. Counterparties to any strategic relationship may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and may subject us to additional risks to the extent such third party becomes the subject of negative publicity, faces its own litigation or regulatory challenges, or faces other adverse circumstances. Conflicts may arise with our strategic partners, such as the interpretation of significant terms under any agreement, which may result in litigation or arbitration which would increase our expenses and divert the attention of our management. If we are unsuccessful in establishing or maintaining strategic relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, operating results, and financial condition could be adversely affected.
Interest rate fluctuations could negatively impact us.
The level of prevailing short-term interest rates affects our profitability because we derive a large portion of our revenue from interest earned from funds deposited with us by our customers which we hold on their behalf in custodial accounts at banks and from interest income earned in connection with USDC. Higher interest rates increase the amount of interest income earned from these activities. When short-term interest rates decline, our revenue derived from interest correspondingly declines, which negatively impacts our profitability. Further, because interest income, particularly from USDC, has become an increased portion of our subscription and services revenue, if interest rates were to significantly decline from levels reached in the current interest rate environment, our net revenue could decline. Conversely, when interest rates increase, investors may choose to shift their asset allocations, which could negatively impact our stock price or the cryptoeconomy more generally.
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
Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, federal government contractors, trust companies, securities, derivative transactions and markets, broker-dealers and alternative trading systems (“ATS”), commodities, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, consumer and commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), consumer protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the cryptoeconomy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on or temporary or permanent suspensions of our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

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
Because we have offered and will continue to offer a variety of innovative products and services to our customers, many of our offerings are subject to significant regulatory uncertainty and we from time to time face regulatory inquiries regarding our current and planned products. For instance, we are a founding member of the Centre Consortium and a reseller of USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, anti-money laundering, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. Moreover, in October 2021, the President’s Working Group on Financial Markets, the Federal Deposit Insurance Corporation (“FDIC”), and the Office of the Comptroller of the Currency, issued a joint report that recommended legislation that would subject stablecoin issuers and wallet providers to increased federal oversight. There are substantial uncertainties on how these requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules. Certain products and services offered by us that we believe are not subject to regulatory oversight, or are only subject to certain regulatory regimes, such as Coinbase Wallet, a standalone mobile application that allows customers to manage their own private keys and store their crypto assets directly on their mobile devices, may cause us to be deemed to be engaged in a form of regulated activity for which licensure is required or cause us to become subject to new and additional forms of regulatory oversight. We also offer various staking, rewards, and lending products, all of which are subject to significant regulatory uncertainty, and could implicate a variety of laws and regulations worldwide. For example, there is regulatory uncertainty regarding the status of our staking, lending, rewards, and other yield-generating activities under the U.S. federal and state securities laws. While we have implemented policies and procedures, including geofencing for certain products and services, designed to help monitor for and ensure compliance with existing and new laws and regulations, there can be no assurance that we and our employees, contractors, and agents will not violate or otherwise fail to comply with such laws and regulations. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations, including related interpretations, orders, determinations, directives, or guidance, we or they could be subject to a litany of civil, criminal, and administrative fines, penalties, orders and actions, including being required to suspend or terminate the offering of certain products and services. Moreover, to the extent our customers nevertheless access our platform, products or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we could similarly be subject to a variety of civil, criminal, and administrative fines, penalties, orders and actions as a result of such activity.

Due to our business activities, we are subject to ongoing examinations, oversight, and reviews and currently are, and expect in the future, to be subject to investigations and inquiries, by U.S. federal and state regulators and foreign financial service regulators, many of which have broad discretion to audit and examine our business. We are periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have, are, and may in the future require us to take certain actions, including amending, updating, or revising our compliance measures from time to time, limiting the kinds of customers that we provide services to, changing, terminating, or delaying our licenses and the introduction of our existing or new product and services, and undertaking further external audit or being subject to further regulatory scrutiny, including investigations and inquiries. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. For example, in January 2023, we settled a New York Department of Financial Services (“NYDFS”) compliance investigation for a monetary penalty of $50 million and a separate commitment to make $50 million in compliance program investments by the end of 2024. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business, as well as increased costs, and supervision and examination for ourselves, our agents, and service providers. For example, in March 2023, we received a “Wells Notice” from the Staff (the “Staff”) of the SEC stating the Staff has advised us and Coinbase, Inc. that it made a “preliminary determination” to recommend that the SEC file an enforcement action against us and Coinbase, Inc. alleging violations of the federal securities laws, including the Exchange Act and the Securities Act, relating to aspects of our spot market, staking service Coinbase Earn, Coinbase Prime and Coinbase Wallet (the “March 2023 Wells Notice”). Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.
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
To date, due to limited enforcement by United States and foreign regulators, many of these competitors have been able to operate from offshore while offering large numbers of products and services to consumers, including in the United States, Europe, and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions, and historically without penalty. Due to our regulated status in several jurisdictions and our commitment to legal and regulatory compliance, we have not been able to offer many popular products and services, including products and services that our unregulated or less regulated competitors are able to offer to a group that includes many of our customers, which may adversely impact our business, financial condition, and results of operations.
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
As we expand and localize our international activities, we have become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have increased their scrutiny of crypto asset exchanges over time, such as by requiring crypto asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, crypto, and related technologies outside of the United States are highly evolving, extensive and often impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws and regulations related to economic sanctions and export controls enforced by the U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, currently the Crimea Region, the Donetsk People's Republic (DNR), and the Luhansk People's Republic (LNR) of Ukraine, Cuba, Iran, North Korea, and Syria, as well as with persons, entities, and governments identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the United States, the E.U., the United Kingdom, and other jurisdictions have imposed wide-ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. We have continued to engage in activity in Russia and Belarus and with customers associated with these countries. At the same time, we have implemented additional processes and procedures to further compliance with these new sanctions. However, our activity in Russia and Belarus and with these customers associated with these countries subjects us to further exposure to sanctions as they are released. We have an OFAC compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC. Certain of these voluntary self-disclosures are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or finding of violation. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls, and are working to implement additional controls and screening tools designed to prevent sanctions violations, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.
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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. For example, in January 2023, we settled an NYDFS compliance investigation for a monetary penalty of $50.0 million and a separate commitment to make $50.0 million in compliance program investments by the end of 2024. In March 2023, we received the March 2023 Wells Notice. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, and we have provided a submission to the Staff explaining our position and our belief that no enforcement action is warranted or appropriate as part of the March 2023 Wells Notice response process. If the SEC were to authorize civil action against us, it could seek injunctive relief, disgorgement, and civil penalties. The results of the March 2023 Wells Notice process and any corresponding enforcement action and the costs, timing and other potential consequences of responding and complying therewith, including any fines, penalties or other remedies that may result therefrom, are unknown at this time and could impact our stock price, business and financial condition. Additionally, we are currently subject to securities class actions and shareholder derivative actions. For a description of certain such litigation, regulatory investigations, and other proceedings, please see Note 18. Commitments and Contingencies, in the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
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
The Securities and Exchange Commission (the “SEC”) and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time, and, at times, have appeared contradictory, and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. For example, SEC Chair Gary Gensler has repeatedly remarked on the need for further regulatory oversight on crypto assets, crypto trading, and lending platforms by the SEC. Public statements made in the past by senior officials at the SEC indicated that the SEC did not intend to take the position that Bitcoin or Ethereum were securities. In May 2022, the Chair of the U.S. Commodity Futures Trading Commission (the “CFTC”), Rostin Behnam, stated that Bitcoin and Ethereum are commodities. However, in June 2022, Mr. Gensler suggested that Bitcoin is a commodity but did not opine on the status of other crypto assets. Mr. Gensler has stated that a vast majority of cryptocurrencies are securities. Such statements by officials at the CFTC and SEC are not official policy statements by these agencies and reflect only the speakers’ views, which are not binding on any agency or court and cannot be generalized to any other crypto asset.
In addition, the SEC and the CFTC have brought enforcement actions with respect to crypto assets. For example, in July 2022, the SEC separately filed securities fraud charges against a former employee related to misuse of confidential Coinbase information. These SEC charges allege that nine crypto assets involved in this matter are securities under federal securities laws, seven of which are, or were, listed on our platform: AMP, RLY, DDX, XYO, RGT, LCX, POWR. No court ruling has yet been made in connection with these seven crypto assets. In March 2023, we received the March 2023 Wells Notice from the SEC, which indicated that the enforcement Staff had made a preliminary decision to recommend to the SEC that the SEC initiate an enforcement action that would allege violations of the federal securities laws, including the Exchange Act and the Securities Act relating to aspects of our spot market, staking service Coinbase Earn, Coinbase Prime and Coinbase Wallet. The March 2023 Wells Notice invited us to make a submission to the Staff and the SEC outlining our position, and we have done so. As such, we face increased risk that the SEC may decide to bring an enforcement action against us for facilitating trading in certain crypto assets and offering certain products or services on the basis that our platform, and the products and services that we offer, are not registered. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset, product or service is a security or constitutes a securities offering under federal securities laws is ultimately determined by a federal court. Moreover, the SEC and CFTC and their senior officials have, at times, taken conflicting positions in speeches and enforcement actions as to whether a particular crypto asset is a security or commodity. There is currently no certainty under the applicable legal test as to whether particular crypto assets, products or services are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed a “security” or “securities offering” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.

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
We have policies and procedures to analyze whether each crypto asset that we seek to facilitate trading on Coinbase Spot Market could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which we use to make a risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a “security” under applicable laws. As discussed above, the SEC brought an enforcement action in July 2022 against a third party that alleges that seven crypto assets that are, or were, trading on our platform are securities and provided us the March 2023 Wells Notice. As such, we face increased risk that the SEC may decide to bring an enforcement action against us for facilitating trading in certain crypto assets and offering certain products and services on the basis that our platform is not registered as a national securities exchange or ATS.
Because Coinbase Spot Market, Coinbase Prime and Coinbase app are not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), we only permit trading of those crypto assets for which we determine there are reasonably strong arguments to conclude that the crypto asset is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to crypto assets to facilitate informed risk-based business judgment. In addition, as we shared in our petition for SEC rulemaking, we remain open to registering or relying on an exemption to facilitate and offer the sale of crypto asset securities. We recognize that the application of securities laws to the specific facts and circumstances of crypto assets may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. For example, in December 2020, we announced that we had made a decision to suspend all XRP trading pairs on our platform in light of the SEC’s lawsuit filed against Ripple Labs, Inc. (“Ripple”) and two of its executives, alleging that they have engaged in an unregistered, ongoing securities offering through the sale of XRP. The SEC’s litigation with Ripple is still pending resolution. Further, the SEC may file similar lawsuits against issuers of other crypto assets, which may cause us to reevaluate our support for such assets, and, potentially, decide to suspend listing such assets or assets with similar characteristics on our platform or suspend support for products related to such assets. Additionally, as discussed above, in July 2022, the SEC filed securities fraud charges against one of our former employees and, as part of that complaint, alleged that seven of the digital assets that are, or were, listed on our platform and traded by the former employee are securities and in March 2023 we received the March 2023 Wells Notice from the SEC. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, facts, and developments in technology.

There can be no assurances that we will properly characterize over time any given crypto asset or product offering as a security or non-security for purposes of determining whether Coinbase Spot Market will support trading of the crypto asset or product offering of the program, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. For example, in February 2023, the SEC entered into a settlement agreement with Kraken after alleging its staking-as-a-service program constituted an offering and sale of securities. Pursuant to the settlement agreement, Kraken committed to cease offering or selling securities through its crypto asset staking services or staking programs in the United States. Coinbase also has a staking program, which meaningfully differs from Kraken’s and does not constitute an offering or sale of securities. Specifically, while Kraken itself determined the rewards customers of its staking program received, Coinbase pays rewards as set by the protocol, minus our disclosed, flat-rate commission. However, the SEC may not agree with our assessment and has provided us with the March 2023 Wells Notice. Additionally, in February 2023, the SEC issued a Wells Notice to the Paxos Trust Company, LLC (“Paxos”), which Paxos claims pertains to a potential SEC action alleging BUSD, a stablecoin that we currently list for trading on our platform, is a security. As a result, it is unclear if the SEC would take a similar view or action with respect to other crypto assets. Further, the SEC may disagree with our prior assessments concerning XRP and the seven digital assets flagged in July 2022 and believe these crypto assets are securities. If an applicable regulatory authority or a court, in either case having final determinative authority on the topic, were to determine that a supported crypto asset currently offered, sold, or traded on our platform is a security, we would not be able to offer such crypto asset for trading until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an asset that we currently support for trading on our platform constitutes a security may result in removing that crypto asset from our platform, and may also result in us determining that it is advisable to remove assets from our platform that have similar characteristics to the asset that was alleged or determined to be a security. Alternatively, we may determine not to remove a particular crypto asset from Coinbase Spot Market even if the SEC or another regulator alleges that the crypto asset is a security, pending a final judicial determination as to that crypto asset’s proper characterization, and the fact that we waited for a final judicial determination would generally not preclude penalties or sanctions against us for our having previously made our platform available for trading that crypto asset without registering as a national securities exchange or ATS or registering tokens that we may issue, such as our cbETH token, with the SEC. As such, we could be subject to judicial or administrative sanctions for failing to offer or sell the crypto asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration, including in connection with the March 2023 Wells Notice. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported crypto asset on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated on the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported crypto asset other than via our licensed subsidiaries, which could negatively impact our business, operating results, and financial condition. Additionally, the SEC has brought and may in the future bring enforcement actions against other cryptoeconomy participants and their product offerings that may cause us to modify or discontinue a product offering on our platform. If we were to modify or discontinue any product offering or remove any assets from trading on our platform for any reason, our decision may be unpopular with users, may reduce our ability to attract and retain customers (especially if similar product offerings or such assets remain traded on unregulated exchanges, which includes many of our competitors), and may adversely affect our business, operating results, and financial condition.

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
We rely on bank relationships to provide our platform and custodial services. In particular, customer cash holdings on our platform are held with one or more of our multiple banking partners. As a registered money services business with FinCEN under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations enforced by FinCEN, or collectively, the BSA, a licensed money transmitter in a number of U.S. states and territories, a licensee under NYDFS’s Virtual Currency Business Activity regime, commonly referred to as a BitLicense, a licensed electronic money institution under both the U.K. Financial Conduct Authority and the Central Bank of Ireland, and a limited purpose trust company chartered by the NYDFS, our banking partners view us as a higher risk customer for purposes of their anti-money laundering programs. We may face difficulty establishing or maintaining banking relationships due to instability in the global banking system, increasing regulatory uncertainty and scrutiny, or our banking partners’ policies and some prior bank partners have terminated their relationship with us or have limited access to bank services. The loss of these banking partners or the imposition of operational restrictions by these banking partners and the inability for us to utilize other redundant financial institutions may result in a disruption of business activity as well as regulatory risks. In addition, as a result of the myriad of regulations, the risks of crypto assets generally, or the adverse reputational impact of the 2022 Events on our industry, financial institutions in the United States and globally may decide to not provide, or be prohibited from providing, account, custody, or other financial services to us or the cryptoeconomy generally. Further, we have existing redundancies in U.S. and global financial institutions that work with crypto companies with which we engage.
However, if these financial institutions are subject to bank resolution or failure, or limit or end their cryptomarket activity, or if banking relationships become severely limited or unavailable to cryptomarket participants in a certain country, there could be temporary delays in or unavailability of services in such country that are critical to our or our partners’ operations, developers or customers, a further limit on available vendors, reduced quality in services we, our partners, our developers or our customers are able to obtain, and a general disruption to the cryptoeconomy, potentially leading to reduced activity on our platform which may adversely impact our business, operating results, and financial condition. For example, while our business and operations have not been materially affected by the closures of Silvergate Capital Corp. and Signature Bank and the cessation of their real-time fiat currency payment networks in March 2023, large cryptoeconomy participants, including us and our institutional customers, experienced a temporary inability to transfer fiat currencies outside of standard business hours.
We also rely on insurance carriers to insure customer losses resulting from a breach of our physical security, cyber security, or by employee or third party theft and hold surety bonds as required for compliance with certain of our licenses under applicable state laws. Our ability to maintain crime, specie, and cyber insurance, as well as surety bonds, is subject to the insurance carriers’ ongoing underwriting criteria and our inability to obtain and maintain appropriate insurance coverage could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory scrutiny.

Any significant disruption in our products and services, in our information technology systems, or in any of the blockchain networks we support, could result in a loss of customers or funds and adversely impact our brand and reputation and our business, operating results, and financial condition.
Our reputation and ability to attract and retain customers and grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, a large number of transactions that occur at high volume and frequencies across multiple systems. For example, in March 2023, there was a temporary disruption to USDC services for several days following the news of Silicon Valley Bank’s closure. Our platform, the ability of our customers to trade, and our ability to operate at a high level, are dependent on our ability to access the blockchain networks underlying the supported crypto assets, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.
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
We hold cash and safeguard crypto assets on behalf of our customers and hold fiat and crypto for corporate investment and operating purposes. In addition, following the acquisition of Coinbase Asset Management, formerly One River Digital Asset Management (“CBAM”), we additionally safeguard, as defined by SAB 121, an immaterial amount of cryptocurrencies at third-party custodians for asset management products.
Safeguarding customers' cash and crypto assets is integral to the trust we build with our customers. We believe our policies, procedures, operational controls and controls over financial reporting, protect us from material risks surrounding the safeguarding of these assets and conflicts of interest. Our controls over financial reporting include among others, controls over the segregation of corporate crypto asset balances from customer crypto asset balances, controls over the processes of customer crypto asset deposits and customer crypto asset withdrawals and corporate and customer fiat balances. Our financial statements and disclosures, as a whole, are available through periodic filings on a quarterly basis, and compliant with annual audit requirements of Article 3 of Regulation S-X.
We hold cash at financial institutions in accounts designated as for the benefit of our customers. We have also entered into partnerships or joint ventures with third parties, such as with the issuer of USDC, where we or our partners receive and hold customer funds. Our and our financial partners’ abilities to manage and accurately hold customer cash and cash we hold for our own investment and operating purposes requires a high level of internal controls. We are limited in our ability to influence or manage the controls and processes of third party partners or vendors and may be dependent on our partners’ and vendors’ operations, liquidity and financial condition to manage these risks. As we maintain, grow and expand our product and services offerings we also must scale and strengthen our internal controls and processes, and monitor our third party partners’ and vendors’ ability to similarly scale and strengthen. Failure to do so could adversely impact our business, operating results, and financial condition. This is important both to the actual controls and processes and the public perception of the same.
Any inability by us to maintain our safeguarding procedures, perceived or otherwise, could harm our business, operating results, and financial condition. Accordingly, we take steps to ensure customer cash is always secure. Customer cash and crypto asset balances are maintained through our internal ledgering processes. Customer cash is maintained in segregated Company bank accounts that are held for the exclusive benefit of customers with our financial institution banking partners. We safeguard crypto assets using proprietary technology and operational processes. Crypto assets are not insured or guaranteed by any government or government agency, however we have worked hard to safeguard our customers’ crypto assets and our own crypto assets for investment and operational purposes with legal and operational protections.

Any material failure by us or our partners to maintain the necessary controls, policies, procedures or to manage the crypto assets we hold for our own investment and operating purposes could also adversely impact our business, operating results, and financial condition. Further, any material failure by us or our partners to maintain the necessary controls or to manage customer crypto assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, lead customers to discontinue or reduce their use of our and our partners’ products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition. Moreover, because custodially held crypto assets may be considered to be the property of a bankruptcy estate, in the event of a bankruptcy, the crypto assets we hold in custody on behalf of our customers could be subject to bankruptcy proceedings and such customers could be treated as our general unsecured creditors. This may result in customers finding our custodial services more risky and less attractive and any failure to increase our customer base, discontinuation or reduction in use of our platform and products by existing customers as a result could adversely impact our business, operating results, and financial condition. Additionally, following the acquisition of CBAM, some of our asset management products hold customer assets at third-party custodians with their own bankruptcy protection procedures.
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
•there are changes in sentiment about the quality or usefulness of our products and services or concerns related to privacy, security, fiat pegging or other factors;
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
Our operating expenses may increase in the future as we continue to attract and retain talent, expand our sales and marketing efforts, develop additional products and services, expand our international business, and in connection with certain expenses related to operating as a public company. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reductions in June 2022 and January 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Our operations may prove more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these higher expenses. Our revenue growth and net revenue may continue to decline for a number of other reasons, including reduced demand for our offerings, increased competition, adverse macroeconomic conditions, a decrease in the growth or size of the cryptoeconomy, regulatory uncertainty or scrutiny, or changes that impact our ability to offer certain products or services, or any failure to capitalize on growth opportunities. Any failure to increase our revenue could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow on any quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results, and financial condition may suffer.

If we do not effectively scale our business, or are unable to maintain and improve our systems and processes, our operating results could be adversely affected.
We have experienced a period of significant growth in recent years, both in terms of employee headcount and customer growth, followed by the scaling back of our business in response to changing economic conditions. As our business changes, it becomes increasingly complex. To effectively manage and capitalize on our growth periods, we need to manage headcount, capital and processes efficiently while making investments such as expanding our information technology and financial, operating, and administrative systems and controls. Growth and scaling back initiatives could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, managing and retaining a remote and evolving employee base. If we do not adapt or scale to meet these evolving challenges, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.
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
We began our operations in 2012 and since then our business model has continued to evolve. Our net revenue has significantly grown since our formation, but there is no assurance that this growth rate will continue in future periods and you should not rely on the revenue growth of any given prior quarterly or annual period as an indication of our future performance. For example, while we generated $7.4 billion and $1.1 billion in total net revenue for the years ended December 31, 2021 and December 31, 2020, respectively, our total net revenue for the year ended December 31, 2022 was $3.1 billion, representing a decline of 57% compared to the prior year, primarily due to declining crypto prices, lower crypto asset volatility, and uncertainty in the cryptoeconomy following the 2022 Events. If our total net revenue were to further decline significantly for an extended period of time, our business, operating results and financial condition could be adversely affected. Our limited operating history and the volatile nature of our business make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties as described in this section. If we do not manage these risks successfully, our business may be adversely impacted. If our revenue growth rate were to decline significantly or become negative, it could adversely affect our operating results and financial condition. If we are not able to achieve or maintain positive cash flow from operations, our business may be adversely impacted and we may require additional financing, which may not be available on favorable terms or at all, or which would be dilutive to our stockholders.
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
We currently have subsidiaries in the United States and abroad. We plan to enter into or increase our presence in additional markets around the world. We have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems, and regulatory systems. As we continue to expand our business and customer base outside the United States, we will be increasingly susceptible to risks associated with international operations. These risks and challenges include:
•difficulty establishing and managing international operations and the increased operations, travel, infrastructure, including establishment of local customer service operations, local infrastructure to manage supported cryptocurrency or other financial instruments and corresponding books and records, and legal and regulatory compliance costs associated with different jurisdictions;
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
•the need to comply with a greater set of law enforcement inquiries including those subject to mutual legal assistance treaties;
•compliance with the extraterritorial reach of any U.S. regulatory rules, including those imposed by the CFTC, SEC, FinCEN or other U.S. based regulators;
•difficulties obtaining and maintaining required licensing from regulators in foreign jurisdictions;
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
•difficulties adapting to foreign customary commercial practices, enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;
•restrictions on crypto asset trading;
•stringent local labor laws and regulations;
•potentially adverse tax developments and consequences;
•antitrust and competition regulations; and
•regional economic and political conditions.
We have limited experience with international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products and services by customers in new markets. We may also face challenges in complying with local laws and regulations. For example, we may be subject to regulatory frameworks that are evolving, have not undergone extensive rulemaking, and could result in uncertain outcomes for our customers and/or our ability to offer competitive products in the broader cryptoeconomy. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, operating results, and financial condition.

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
Certain supported crypto assets enable holders to earn rewards by participating in decentralized governance, bookkeeping and transaction confirmation activities on their underlying blockchain networks, such as through staking activities, including staking through validation, delegating, and baking. We currently provide and expect to continue to provide such services for certain supported crypto assets to our customers in order to enable them to earn rewards based on crypto assets that we hold on their behalf. For instance, as a service to customers, we operate staking nodes on certain blockchain networks utilizing customers’ crypto assets and pass through the rewards received to those customers, less a service fee. In other cases, upon customers’ instructions, we may delegate our customers’ assets to third-party service providers that are unaffiliated with us. Some networks may further require customer assets to be transferred into smart contracts on the underlying blockchain networks not under our or anyone’s control. If our validator, any third-party service providers, or smart contracts fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, our customers’ assets may be irretrievably lost. In addition, certain blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker, delegator, or baker acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. If we or any of our service providers are slashed by the underlying blockchain network, our customers’ assets may be confiscated, withdrawn, or burnt by the network, resulting in losses for which we may be responsible. Furthermore, certain types of staking require the payment of transaction fees on the underlying blockchain network and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of the network token. If we experience a high volume of such staking requests from our customers on an ongoing basis, we could incur significant costs. Any penalties or slashing events could damage our brand and reputation, cause us to suffer financial losses, discourage existing and future customers from utilizing our products and services, and adversely impact our business.
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
We have a substantial amount of indebtedness and other obligations. As of March 31, 2023, we had approximately $3.44 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $2.0 billion of our Senior Notes and $1.44 billion of our 2026 Convertible Notes.
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
Certain of our products and services are paid for by electronic transfers from bank accounts, which exposes us to risks associated with returns and insufficient funds. Furthermore, some of our products and services are paid for by credit and debit cards through payment processors, which exposes us to risks associated with chargebacks and refunds. These risks could arise from fraud, misuse, unintentional use, settlement delay, insufficiency of funds, or other activities. Also, criminals are using increasingly sophisticated methods to engage in illegal activities, such as counterfeiting and fraud. If we are unable to collect such amounts from the customer, or if the customer refuses or is unable, due to bankruptcy or other reasons, to reimburse us, we bear the loss for the amount of the chargeback, refund, or return.

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
We regularly review key business metrics, including the number of our MTUs, our Trading Volume, and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data and have not been validated by an independent third-party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Additionally, we have in the past and may in the future, calculate key business metrics using third-party data. While we believe the third-party data we have used in the past or may use in the future is reliable, we have not independently verified and may not in the future independently verify the accuracy or completeness of the data contained in such sources and there can be no assurance that such data is free of error. Any inaccuracy in the third-party data we use could cause us to overstate or understate our key metrics. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. Additionally, our MTUs metric is measured at a point in time and as our products and internal processes for calculating these metrics evolve over time, a previously reported number could fluctuate. We generally will not update previously disclosed key business metrics for any such inaccuracies or adjustments that are immaterial.

Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate fraudulent and spam accounts that violate our terms of service, and exclude these users from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. Additionally, users are not prohibited from having more than one account and our MTUs metric may overstate the number of unique customers who have registered an account on our platform as one customer may register for, and use, multiple accounts with different email addresses, phone numbers, or usernames. Furthermore, MTUs may overstate the number of unique consumers due to differences in product architecture or user behavior, which may cause MTUs to fluctuate. For example, a user may currently have a Coinbase Wallet account that is unlinked to their registered account on our platform, but then choose to link these accounts in the future as our product offerings evolve. To the extent that the user had activity in both their Wallet and their registered account in the measurement period, what was previously captured as two unique MTUs would now be counted as a single MTU. If MTUs or our other key business metrics provide us with incorrect or incomplete information about users and their behavior, we may make inaccurate conclusions about our business.
We may change our key business metrics from time to time, which may be perceived negatively. Given the rapid evolution of the crypto markets and our revenue sources, we regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, in the past we have decided to make changes, and in the future may make additional changes, to our key business metrics, including eliminating or replacing existing metrics. Further if investors or the media perceive any changes to our key business metrics disclosures negatively, our business could be adversely affected.
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
Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment, maintenance, and scaling of our compliance, internal audit, and reporting systems to continuously keep pace with our customer activity and transaction volume, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have devoted significant resources to develop policies and procedures to identify, monitor, and manage our risks, and expect to continue to do so in the future, we cannot assure you that our policies and procedures are and will always be effective or that we have been and will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Further, as a result of the 2022 Events or similar market disruptions in the future, we may reevaluate our risk management policies and procedures. Accordingly, in the future, we may identify gaps in such policies and procedures or existing gaps may become higher risk, and may require significant resources and management attention. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses.
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
Moreover, we hold customer assets one-to-one at all times and we have procedures to process redemptions and withdrawals expeditiously, following the terms of the applicable user agreements. We have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. However, similar to traditional financial institutions, we may experience temporary process-related withdrawal delays. For example, we, and traditional financial institutions, may experience such delays if there is a significant volume of withdrawal requests that is vastly beyond anticipated levels. This does not mean we cannot or will not satisfy withdrawals, but this may mean a temporary delay in satisfying withdrawal requests, which we still expect to be satisfied within the withdrawal timelines set forth in the applicable user agreements or otherwise communicated by us. To the extent we have process-related delays, even if brief or due to blockchain network congestion or heightened redemption activity, and within the terms of an applicable user agreement or otherwise communicated by us, we may experience increased customer complaints and damage to our brand and reputation and face additional regulatory scrutiny, any of which could adversely affect our business.

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
In March 2023, the FASB issued Proposed Accounting Standards Update, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 350-60”). The due date for comment letters is June 6, 2023. If adopted, ASU 350-60 would require us to measure crypto assets that meet the scope criteria at fair value and to reflect changes in fair value in net income each reporting period. We would be required to recognize transaction costs to acquire a crypto asset, such as commissions and other related transaction fees, as an expense as incurred. The amendments in ASU 350-60 would also require us to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets separately from changes in the carrying amounts of other intangible assets on the income statement. While ASU 350-60 provides clarity on expected changes to the accounting standards for crypto assets, the final accounting standard may not resolve all uncertainties regarding how we account for crypto asset transactions, crypto assets, and related revenue.
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
The CFTC has stated and judicial decisions involving CFTC enforcement actions have confirmed that at least some crypto assets, including Bitcoin, ether, litecoin, and stablecoins, such as USDC, USDT and BUSD, fall within the definition of a “commodity” under the CEA. As a result, the CFTC has general enforcement authority to police against manipulation and fraud in at least some spot crypto asset markets. From time to time, manipulation, fraud, and other forms of improper trading by market participants have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement action, and similar actions by other regulators, government agencies, and civil litigation. Such investigations, inquiries, enforcement actions, and litigation may cause us to incur substantial costs and could result in negative publicity.
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
Our performance is subject to general economic conditions, and their impact on the crypto asset markets and our customers. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. Adverse general economic conditions have impacted the cryptoeconomy, although the extent of which remains uncertain and dependent on a variety of factors, including market adoption of crypto assets, global trends in the cryptoeconomy, central bank monetary policies, instability in the global banking system and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and crypto asset markets. For example, the capital and credit markets have experienced extreme volatility and disruptions, resulting in steep declines in the value of crypto assets. To the extent general economic conditions and crypto assets markets materially deteriorate or the current decline continues for a prolonged period, our ability to generate revenue and to attract and retain customers could suffer and our business, operating results and financial condition could be adversely affected. Moreover, even if general economic conditions improve, there is no guarantee that the cryptoeconomy will similarly improve.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silvergate Capital Corp. announced it would wind down operations and liquidate Silvergate Bank. Soon after, the FDIC was appointed receiver of Silicon Valley Bank and Signature Bank. In connection with these issues and issues with other financial institutions, the prices of fiat-backed stablecoins, including USDC, were temporarily impacted and may be similarly impacted again in the future. Further, if the instability in the global banking system continues or worsens, there could be additional negative ramifications, such as additional all market-wide liquidity problems or impacted access to deposits and investments for customers of affected banks and certain banking partners, and our business, operating results and financial condition could be adversely affected.

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
Realization of our deferred tax assets, in the form of future domestic or foreign tax deductions, credits or other tax benefits, will depend on future taxable income, and there is a risk that some or all of such tax assets could be subject to limitation or otherwise unavailable to offset future income tax liabilities, all of which could adversely affect our operating results. For example, future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which could limit our use of such tax assets in certain circumstances. Similarly, additional changes may be made to U.S. (federal and state) and foreign tax laws which could further limit our ability to fully utilize these tax assets against future taxable income.
Under the recently passed Inflation Reduction Act, our ability to utilize tax deductions or losses from prior years may be limited by the imposition of the 15% minimum tax if, in future years, such minimum tax applies to us. Therefore, we may be required to pay U.S. federal income taxes in future years despite any future tax deductions, U.S. federal net operating loss (“NOL”) carryforwards, credits or other tax benefits that we accumulate.
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
We have funded our operations since inception primarily through debt, equity financings and revenue generated by our products and services. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business to respond to business challenges, including developing new products and services, enhancing our operating infrastructure, expanding our international operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, including due to general macroeconomic conditions, crypto market conditions, the 2022 Events, instability in the global banking system, increasing regulatory uncertainty and scrutiny or other unforeseen factors. In the event of a downgrade of our credit rating, our ability to raise additional financing may be adversely affected and any future debt offerings or credit arrangements we propose to enter into may be on less favorable terms or terms that may not be acceptable to us. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than our current debt. If we incur additional debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, we have authorized the issuance of “blank check” preferred stock and common stock that our board of directors could use to, among other things, issue shares of our capital stock in the form of blockchain tokens, implement a stockholder rights plan, or issue other shares of preferred stock or common stock. We may issue shares of capital stock, including in the form of blockchain tokens, to our customers in connection with customer reward or loyalty programs. If we issue additional equity securities, including in the form of blockchain tokens, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued common stock. The trading prices for our common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or crypto asset markets could adversely affect our business and the value of our Class A common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.

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
•announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments; and
•other events or factors, including those resulting from COVID-19, political instability and acts of war or terrorism, bank failures or responses to these events, including the current conflict in Ukraine.

Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general macroeconomic, political and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently subject to stockholder litigation and have received the March 2023 Wells Notice, as described in the section titled “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, and may continue to be the target of these types of actions or additional regulatory uncertainty and scrutiny in the future. Securities or regulatory actions against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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
As of March 31, 2023, we had 31,274,491 options outstanding that, if fully exercised, would result in the issuance of 4,185,925 shares of Class B common stock and the issuance of 27,088,566 shares of Class A common stock and 10,591,338 shares of Class A common stock outstanding subject to restricted stock units, or RSUs. All of the shares of Class A common stock and Class B common stock issuable upon the exercise of stock options or vesting and settlement of RSUs, and reserved for future issuance under our equity incentive plans, have been registered for public resale under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144 under the Securities Act.
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
In March 2023, we issued 960,881 shares of our Class A common stock to 13 accredited investors in connection with an acquisition.
Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in the transaction described above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the book-entry shares issued in the transaction. All recipients of securities in the foregoing transaction either received adequate information about us or had access, through their relationships with us, to such information.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock and Class B common stock made by us in the three months ended March 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
January 1 – January 31, 2023	24,032	$19.06
February 1 – February 28, 2023	—	—
March 1 – March 31, 2023	—	—
	24,032	$19.06
___________________
(1)Represents shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We repurchased the shares from the former employees’ at the respective original exercise prices.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Not applicable

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Bylaws	8-K	001-40289	3.1	2/1/2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted as in iXBRL and contained in Exhibit 101					X
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

COINBASE GLOBAL, INC.

Date: May 4, 2023	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)