Form 10-Q
period 2023-06-30
Coinbase Global, Inc.
filed 2023-08-03
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 27, 2023, the number of shares of the registrant's Class A common stock outstanding was 189,950,252 and the number of shares of the registrant's Class B common stock outstanding was 47,225,992.

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
•A particular crypto asset, product or service’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset or product offering, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value data)
(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$5,166,733	$4,425,021
Restricted cash	20,697	25,873
Customer custodial funds	3,848,078	5,041,119
Customer crypto assets(1)	124,243,587	75,413,188
USDC	315,508	861,149
Accounts and loans receivable, net of allowance	427,210	404,376
Income tax receivable	64,759	60,441
Prepaid expenses and other current assets	175,399	217,048
Total current assets	134,261,971	86,448,215
Crypto assets held	485,347	424,393
Lease right-of-use assets	18,210	69,357
Property and equipment, net	186,046	171,853
Goodwill	1,139,670	1,073,906
Intangible assets, net	108,134	135,429
Other non-current assets	1,451,197	1,401,720
Total assets	$137,650,575	$89,724,873
Liabilities and Stockholders’ Equity
Current liabilities:
Customer custodial cash liabilities	$3,848,078	$4,829,587
Customer crypto liabilities(2)	124,243,587	75,413,188
Accounts payable	27,983	56,043
Accrued expenses and other current liabilities	262,251	331,236
Crypto asset borrowings	144,503	151,505
Lease liabilities, current	12,350	33,734
Total current liabilities	128,538,752	80,815,293
Lease liabilities, non-current	8,611	42,044
Long-term debt	3,334,257	3,393,448
Other non-current liabilities	14,252	19,531
Total liabilities	131,895,872	84,270,316
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; 189,498 and 182,796 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	2
Class B common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2023 and December 31, 2022; 47,390 and 48,070 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	4,239,319	3,767,686
Accumulated other comprehensive loss	(33,792)	(38,606)
Retained earnings	1,549,174	1,725,475
Total stockholders’ equity	5,754,703	5,454,557
Total liabilities and stockholders’ equity	$137,650,575	$89,724,873
__________________
(1)Safeguarding assets
(2)Safeguarding liabilities
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Net revenue	$662,500	$802,603	$1,398,898	$1,967,494
Other revenue	45,411	5,722	81,542	7,267
Total revenue	707,911	808,325	1,480,440	1,974,761
Operating expenses:
Transaction expense	108,200	167,187	204,569	445,013
Technology and development	320,667	609,249	678,698	1,179,913
Sales and marketing	83,853	140,894	147,829	341,098
General and administrative	258,988	470,169	507,749	883,747
Restructuring	(1,035)	42,453	143,454	42,453
Other operating expense (income), net	10,813	422,762	(4,409)	681,389
Total operating expenses	781,486	1,852,714	1,677,890	3,573,613
Operating loss	(73,575)	(1,044,389)	(197,450)	(1,598,852)
Interest expense	21,672	23,656	43,208	45,794
Other (income) expense, net	(16,564)	172,524	3,701	205,368
Loss before income taxes	(78,683)	(1,240,569)	(244,359)	(1,850,014)
Provision for (benefit from) income taxes	18,722	(146,915)	(68,058)	(326,701)
Net loss	$(97,405)	$(1,093,654)	$(176,301)	$(1,523,313)
Net loss attributable to common stockholders:
Basic	$(97,405)	$(1,093,654)	$(176,301)	$(1,523,313)
Diluted	$(97,601)	$(1,099,838)	$(176,497)	$(1,529,497)
Net loss per share attributable to common stockholders:
Basic	$(0.42)	$(4.95)	$(0.76)	$(6.95)
Diluted	$(0.42)	$(4.98)	$(0.76)	$(6.97)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders:
Basic	234,614	220,988	233,060	219,240
Diluted	234,641	221,034	233,087	219,286
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(97,405)	$(1,093,654)	$(176,301)	$(1,523,313)
Other comprehensive (loss) income:
Translation adjustment, net of tax	(5,383)	(14,293)	4,814	(14,788)
Comprehensive loss	$(102,788)	$(1,107,947)	$(171,487)	$(1,538,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(unaudited)

	Three Months Ended June 30,
			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at April 1, 2023	234,495	$2	$4,056,774	$(28,409)	$1,646,579	$5,674,946
Issuance of common stock upon exercise of stock options, net of repurchases	467	—	8,435	—	—	8,435
Stock-based compensation expense	—	—	214,624	—	—	214,624
Issuance of common stock upon settlement of Restricted Stock Units ("RSUs") and restricted common stock, net of shares withheld	1,672	—	(52,895)	—	—	(52,895)
Issuance of common stock under the Employee Stock Purchase Plan (the “ESPP”)	254	—	12,381	—	—	12,381
Comprehensive loss	—	—	—	(5,383)	—	(5,383)
Net loss	—	—	—	—	(97,405)	(97,405)
Balance at June 30, 2023	236,888	$2	$4,239,319	$(33,792)	$1,549,174	$5,754,703

Balance at April 1, 2022	221,325	$2	$2,579,216	$(3,890)	$3,920,765	$6,496,093
Issuance of common stock upon exercise of stock options, net of repurchases	1,115	—	16,446	—	—	16,446
Stock-based compensation expense	—	—	461,556	—	—	461,556
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	1,803	—	(71,301)	—	—	(71,301)
Issuance of common stock under the ESPP	155	—	14,863	—	—	14,863
Other	—	—	3,679	—	—	3,679
Comprehensive loss	—	—	—	(14,293)	—	(14,293)
Net loss	—	—	—	—	(1,093,654)	(1,093,654)
Balance at June 30, 2022	224,398	$2	$3,004,459	$(18,183)	$2,827,111	$5,813,389
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(unaudited)

	Six Months Ended June 30,
			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at January 1, 2023	230,866	$2	$3,767,686	$(38,606)	$1,725,475	$5,454,557
Issuance of common stock upon exercise of stock options, net of repurchases	1,180	—	18,001	—	—	18,001
Stock-based compensation expense	—	—	427,606	—	—	427,606
Issuance of equity instruments as consideration for business combination	961	—	44,995	—	—	44,995
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	3,627	—	(115,392)	—	—	(115,392)
Issuance of common stock under the ESPP	254	—	12,381	—	—	12,381
Stock-based compensation expense recognized in relation to restructuring	—	—	84,042	—	—	84,042
Comprehensive income	—	—	—	4,814	—	4,814
Net loss	—	—	—	—	(176,301)	(176,301)
Balance at June 30, 2023	236,888	$2	$4,239,319	$(33,792)	$1,549,174	$5,754,703

Balance at January 1, 2022	217,117	$2	$2,034,658	$(3,395)	$4,350,424	$6,381,689
Issuance of common stock upon exercise of stock options, net of repurchases	2,240	—	34,942	—	—	34,942
Stock-based compensation expense	—	—	815,094	—	—	815,094
Issuance of equity instruments as consideration for business combinations	1,663	—	314,356	—	—	314,356
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	3,223	—	(213,133)	—	—	(213,133)
Issuance of common stock under the ESPP	155	—	14,863	—	—	14,863
Other	—	—	3,679	—	—	3,679
Comprehensive loss	—	—	—	(14,788)	—	(14,788)
Net loss	—	—	—	—	(1,523,313)	(1,523,313)
Balance at June 30, 2022	224,398	$2	$3,004,459	$(18,183)	$2,827,111	$5,813,389
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(176,301)	$(1,523,313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	78,190	73,607
Investment impairment expense	8,226	69,289
Other impairment expense	8,113	7,949
Stock-based compensation expense	398,632	743,637
Restructuring stock-based compensation expense	84,042	—
Provision for transaction losses and doubtful accounts	1,809	(9,016)
Loss on disposal of property and equipment	7,734	—
Deferred income taxes	(71,435)	(337,520)
Unrealized loss on foreign exchange	16,435	115,072
Non-cash lease expense	34,173	14,451
Change in fair value of contingent consideration	(262)	(8,223)
Loss on investments	23	1,830
Fair value (gain) loss on derivatives	(13,930)	952
Amortization of debt discount and issuance costs	4,403	4,838
Gain on extinguishment of long-term debt, net	(17,855)	—
Realized loss on crypto futures contract	43,339	—
Crypto asset impairment expense	54,333	663,159
Crypto assets received as revenue	(211,923)	(290,209)
Crypto asset payments for expenses	135,002	265,816
Realized gain on crypto assets	(95,390)	(19,121)
Changes in operating assets and liabilities:
USDC	508,752	(287,984)
Accounts and loans receivable	(36,579)	7,359
Deposits in transit	(88,680)	36,333
Income taxes, net	(7,012)	4,058
Other current and non-current assets	31,003	(663)
Accounts payable	(28,495)	659
Lease liabilities	(32,361)	(4,033)
Other current and non-current liabilities	(19,784)	28,585
Net cash provided by (used in) operating activities	614,202	(442,488)
Cash flows from investing activities
Purchase of property and equipment	(379)	(3,741)
Proceeds from sale of property and equipment	103	—
Capitalized internal-use software development costs	(30,587)	(32,088)
Business combinations, net of cash acquired	(30,730)	(186,150)
Purchase of investments	(4,808)	(46,902)
Proceeds from settlement of investments	1,133	1,497
Loans originated	(144,283)	(166,648)
Proceeds from repayment of loans	109,630	259,104
Assets pledged as collateral	(839)	—
Assets pledged as collateral returned	42,383	—
Settlement of crypto futures contract	(43,339)	—
Purchase of crypto assets held	(99,064)	(1,204,918)
Disposal of crypto assets held	188,026	761,226
Net cash used in investing activities	(12,754)	(618,620)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	16,649	31,866
Taxes paid related to net share settlement of equity awards	(115,392)	(213,133)
Proceeds received under the ESPP	8,985	12,031
Other financing activities	—	3,679
Customer custodial cash liabilities	(987,957)	(3,421,287)
Repurchases of 2026 Convertible Notes	(45,469)	—
Assets received as collateral	5,169	—
Assets received as collateral returned	(3,766)	—
Proceeds from short-term borrowings	31,640	149,400
Repayments of short-term borrowings	(52,122)	(170,000)
Net cash used in financing activities	(1,142,263)	(3,607,444)
Net decrease in cash, cash equivalents, and restricted cash	(540,815)	(4,668,552)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(4,370)	(119,932)
Cash, cash equivalents, and restricted cash, beginning of period	9,429,646	17,680,662
Cash, cash equivalents, and restricted cash, end of period	$8,884,461	$12,892,178

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$5,166,733	$5,682,068
Restricted cash	20,697	28,962
Customer custodial cash	3,697,031	7,181,148
Total cash, cash equivalents, and restricted cash	$8,884,461	$12,892,178

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$38,684	$43,630
Cash paid during the period for income taxes	10,669	10,002
Operating cash outflows for amounts included in the measurement of operating lease liabilities	7,559	7,020

Supplemental schedule of non-cash investing and financing activities
Unsettled purchases of property and equipment	$—	$283
Right-of-use assets obtained in exchange for operating lease obligations	135	3,240
Non-cash consideration paid for business combinations	51,494	324,925
Purchase of crypto assets and investments with non-cash consideration	9,330	17,096
Disposal of crypto assets for non-cash consideration	7,283	—
Crypto assets borrowed	272,590	505,176
Crypto assets borrowed repaid with crypto assets	304,433	935,792
Realized gain on crypto assets held as investments	48,491	—
Non-cash assets pledged as collateral	63,460	—
Non-cash assets pledged as collateral returned	42,514	—
Non-cash assets received as collateral	59,516	—
Non-cash assets received as collateral returned	86,390	—
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
On April 14, 2021, the Company completed the direct listing of its Class A common stock on the Nasdaq Global Select Market (the “Direct Listing”).
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements and in management’s opinion, reflect all the adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Certain jurisdictions where the Company operates require the Company to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer custodial cash liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial funds, and certain other customer receivables. As of June 30, 2023 and December 31, 2022, the Company’s eligible liquid assets were greater than the aggregate amount of customer custodial cash liabilities.

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
The Company held $315.5 million and $861.1 million of USDC as of June 30, 2023 and December 31, 2022, respectively. The issuer of USDC reported that, as of June 30, 2023, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
As of June 30, 2023 and December 31, 2022, the Company had one counterparty who accounted for more than 10% of the Company’s accounts and loans receivable, net.
During the three and six months ended June 30, 2023 and June 30, 2022, one and no counterparty accounted for more than 10% of total revenue, respectively.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3.    RESTRUCTURING
2023 Restructuring
In January 2023, the Company announced and completed a restructuring impacting approximately 21% of the Company’s headcount as of December 31, 2022 (the “2023 Restructuring”). The 2023 Restructuring was intended to manage the Company’s operating expenses in response to the ongoing market conditions impacting the cryptoeconomy and ongoing business prioritization efforts. As a result, approximately 950 employees in various departments and locations were terminated. As part of their termination, they were given separation pay and other personnel benefits.
The Company does not expect to incur any additional charges in connection with the 2023 Restructuring and the cash payments associated with this restructuring were substantially completed during the second quarter of 2023 with the remainder expected to be paid out by December 31, 2023. The following expenses were recognized within restructuring expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Separation pay(1)	$(152)	$57,593
Stock-based compensation(2)	—	84,042
Other personnel costs(1)	(883)	1,819
Total	$(1,035)	$143,454
__________________
(1)The negative adjustment of $0.2 million and $0.9 million during the three months ended June 30, 2023 is due to the release of accruals for certain separation pay expenses and other personnel costs, respectively, recorded as of March 31, 2023 which were not utilized.
(2)Represents stock-based compensation expenditures for the six months ended June 30, 2023 relating to the acceleration of the vesting of outstanding equity awards in accordance with the terms of such awards.

The following table summarizes the balance of the 2023 Restructuring reserve and the changes in the reserve as of and for the six months ended June 30, 2023 (in thousands):

	Expenses Incurred(1)	Payments	Adjustments	Accrued Balance as of June 30, 2023
Separation pay	$57,745	$(56,180)	$(152)	$1,413
Other personnel costs	2,702	(1,620)	(883)	199
Total	$60,447	$(57,800)	$(1,035)	$1,612
_________________
(1)Excludes stock-based compensation as it was not reflected in the Company’s restructuring reserve on the condensed consolidated balance sheets.

2022 Restructuring
In June 2022, the Company announced and completed a restructuring impacting approximately 18% of the Company’s headcount as of June 10, 2022 (the “2022 Restructuring”). This strategic reduction of the existing global workforce was intended to manage the Company’s operating expenses in response to market conditions and ongoing business prioritization efforts. As a result, approximately 1,100 employees in various departments and locations were terminated. As part of their termination, they were given separation pay and other personnel benefits. The Company did not incur any additional charges related to the 2022 Restructuring. The cash payments associated with the 2022 Restructuring were substantially completed during the third quarter of 2022 and the remaining balance was fully paid out during the year ended December 31, 2022.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following expenses were recognized within restructuring expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Separation pay	$39,259	$39,259
Other personnel costs	3,194	3,194
Total	$42,453	$42,453
The following table summarizes the balance of the 2022 Restructuring reserve and the changes in the reserve as of and for the six months ended June 30, 2022 (in thousands). The associated liability that remained outstanding as of June 30, 2022 was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets:

	Expenses Incurred	Payments	Adjustments	Accrued Balance as of June 30, 2022
Separation pay	$39,259	$—	$—	$39,259
Other personnel costs	3,194	—	—	3,194
Total	$42,453	$—	$—	$42,453

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
Total acquisition costs of $2.6 million were incurred related to the acquisition, which were recognized as an expense and included in general and administrative expenses in the condensed consolidated statements of operations.

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
The aggregate purchase consideration includes 170,397 shares of the Company’s Class A common stock to be issued after the acquisition date. The fair value of these shares on the acquisition date is included in additional paid-in capital. Additionally, included in the purchase consideration are $4.7 million in cash and 83,035 shares of the Company’s Class A common stock that are subject to an indemnity holdback. The cash and shares remain subject to an indemnity holdback.

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
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue
Transaction revenue
Consumer, net	$310,037	$616,212	$662,439	$1,582,054
Institutional, net	17,061	39,001	39,372	86,196
Total transaction revenue	327,098	655,213	701,811	1,668,250
Subscription and services revenue
Blockchain rewards	87,613	68,410	161,363	150,305
Custodial fee revenue	16,992	22,178	34,034	53,872
Interest income	201,364	32,514	442,186	42,968
Other subscription and services revenue	29,433	24,288	59,504	52,099
Total subscription and services revenue	335,402	147,390	697,087	299,244
Total net revenue	662,500	802,603	1,398,898	1,967,494
Other revenue
Crypto asset sales revenue	—	48	—	617
Corporate interest and other income	45,411	5,674	81,542	6,650
Total other revenue	45,411	5,722	81,542	7,267
Total revenue	$707,911	$808,325	$1,480,440	$1,974,761

Transaction revenue
Consumer transaction revenue represents transaction fees earned from customers that are primarily individuals, while institutional transaction revenue represents transaction fees earned from institutional customers, such as hedge funds, family offices, principal trading firms, and financial institutions.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s service is comprised of a single performance obligation to provide a crypto asset matching service when customers buy, sell or convert crypto assets, or trade derivatives. That is, the Company is an agent in transactions between customers and presents revenue for the fees earned on a net basis.
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
Custodial fee revenue
The Company provides a dedicated secure cold storage solution to customers and earns a fee, which is based on a contractual percentage of the daily value of assets under custody. The fee is collected on a monthly basis. These contracts typically have one performance obligation which is provided and satisfied over the term of the contracts as customers simultaneously receive and consume the benefits of the services. The contract may be terminated by a customer at any time, without incurring a penalty. Customers are billed on the last day of the month during which services were provided, with the amounts generally being due within thirty days of receipt of the invoice. Accounts receivable from customers for custodial fee revenue, net of allowance, were $13.6 million and $7.8 million as of June 30, 2023 and December 31, 2022, respectively. The allowance recognized against these fees was not material for any of the periods presented.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Related party transactions
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue from related party customers of $4.0 million and $2.6 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $7.1 million and $7.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, amounts receivable from related party customers were $1.4 million and $1.3 million, respectively.
Revenue by geographic location
In the table below are the revenues disaggregated by geography, based on domicile of the customers or booking location, as applicable (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$637,861	$667,214	$1,324,630	$1,623,047
Rest of the World(1)	70,050	141,111	155,810	351,714
Total revenue	$707,911	$808,325	$1,480,440	$1,974,761
__________________
(1)No other individual country accounted for more than 10% of total revenue.
6.    ACCOUNTS AND LOANS RECEIVABLE, NET OF ALLOWANCE
Accounts and loans receivable, net of allowance consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Interest receivable	$216,035	$181,647
Custodial fee revenue receivable	15,014	8,434
Loans receivable(1)	132,856	98,203
Crypto asset loans receivable	37,694	85,826
Other receivables(2)	38,920	41,766
Allowance for doubtful accounts(3)	(13,309)	(11,500)
Total accounts and loans receivable, net of allowance	$427,210	$404,376
__________________
(1)Loans receivable does not include $40.6 million and $2.8 million of receivables denominated in USDC as of June 30, 2023 and December 31, 2022, respectively, as these financial assets did not meet the criteria for derecognition. These amounts are included in USDC in the condensed consolidated balance sheets.
(2)Includes accounts receivables denominated in crypto assets of $5.4 million and $6.9 million as of June 30, 2023 and December 31, 2022, respectively. See Note 13. Derivatives for additional details.
(3)Includes provision for transaction losses of $2.9 million and $3.2 million as of June 30, 2023 and December 31, 2022, respectively.

Loans receivable
The Company issues fiat loans to consumers and institutions. As of May 10, 2023, the Company stopped issuing new loans to consumers and existing consumer borrowers will have until November 20, 2023 to pay back their loans. As of June 30, 2023 and December 31, 2022, the Company had issued loans with an outstanding balance of $132.9 million and $98.2 million, respectively. The related interest receivable on the loans as of June 30, 2023 and December 31, 2022, was $0.9 million and $0.7 million, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The amounts loaned are collateralized with crypto assets which are either held by the borrower in their crypto asset wallet on the Company’s platform or held directly by the Company. The Company generally does not have the right to use such collateral unless the borrower defaults on the loans. Due to the collateral requirements the Company applies to such loans, the Company's process for collateral maintenance, and collateral held on platform, the Company’s credit exposure is significantly limited and no allowance, write-offs or recoveries were recorded against these loans receivable. The loans are measured at amortized cost. The carrying value of the loans approximates their fair value due to their short-term duration of less than 12 months. As of June 30, 2023 and December 31, 2022, there were no loans receivable past due. See Note 11. Collateral, for additional details regarding the Company’s obligation to return collateral.
Crypto asset loans receivable
The Company enters into transactions where it lends crypto assets to institutional customers. The Company evaluates the crypto asset loans receivable for credit loss. Due to the collateral requirements the Company applies to such loans, the Company's process for collateral maintenance, and collateral held on platform, the Company’s credit exposure is significantly limited and no allowance, write-offs or recoveries were recorded against these crypto asset loans receivable. As of June 30, 2023 and December 31, 2022, there were no crypto asset loans receivable past due.
The Company requires that borrowers pledge assets as collateral for these loans. See Note 11. Collateral, for additional details regarding the Company’s obligation to return collateral.
7.    GOODWILL, INTANGIBLE ASSETS, NET AND CRYPTO ASSETS HELD
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance, beginning of period	$1,073,906	$625,758
Additions due to business combinations	65,764	454,417
Measurement period adjustments(1)	—	(6,269)
Balance, end of period	$1,139,670	$1,073,906
__________________
(1)The measurement period adjustments during the year ended December 31, 2022 consisted of $4.1 million, $0.3 million and $1.9 million related to the Unbound acquisition, FairX acquisition and certain other acquisitions that were material when aggregated, respectively, and which were associated with the changes in deferred tax assets as a result of changes in estimates. There were no measurement period adjustments during the three and six months ended June 30, 2023.
There was no impairment recognized against goodwill at the beginning or end of the periods presented.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible assets, net
Intangible assets, net consisted of the following (in thousands, except years data):

As of June 30, 2023	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in Years)
Amortizing intangible assets
Acquired developed technology	$119,992	$(95,042)	$24,950	2.6
User base	2,997	(2,720)	277	0.3
Customer relationships	103,790	(55,748)	48,042	3.5
Non-compete agreement	2,402	(1,882)	520	1.1
Assembled workforce	60,800	(60,800)	—	—
Trade relationships	3,400	(1,605)	1,795	1.6
In-process research and development(1)	4,300	—	4,300	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Licenses	28,000	—	28,000	N/A
Total	$325,931	$(217,797)	$108,134
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years once placed in service.

As of December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in Years)
Amortizing intangible assets
Acquired developed technology	$126,692	$(81,172)	$45,520	2.3
User base	2,997	(2,154)	843	0.8
Customer relationships	86,691	(45,717)	40,974	2.6
Non-compete agreement	2,402	(1,641)	761	1.6
Assembled workforce	60,800	(44,857)	15,943	0.4
Trade relationships	3,400	(1,039)	2,361	2.1
In-process research and development(1)	1,877	—	1,877	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Licenses	26,900	—	26,900	N/A
Total	$312,009	$(176,580)	$135,429
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years once placed in service.

Amortization expense of intangible assets was $21.5 million and $47.9 million for the three and six months ended June 30, 2023, respectively. Amortization expense of intangible assets was $26.4 million and $52.3 million for the three and six months ended June 30, 2022, respectively. The Company estimates that there is no significant residual value related to its amortizing intangible assets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the six months ended June 30, 2023, the Company recorded impairment charges of $0.5 million, related to its intangible assets, excluding crypto assets held. The Company did not record any impairment charges related to its intangible assets, excluding crypto assets held, during the three months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recorded impairment charges of $3.2 million and $4.4 million, respectively, related to its intangible assets, excluding crypto assets held. Impairment expense is included in other operating expense (income), net in the condensed consolidated statements of operations.
The expected future amortization expense for amortizing intangible assets other than IPR&D as of June 30, 2023 is as follows (in thousands):

2023 (for the remainder of)	$21,396
2024	24,216
2025	15,966
2026	7,665
2027	3,026
Thereafter	3,315
Total expected future amortization expense	$75,584
Crypto assets held
Crypto assets held consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Recorded at impaired cost
Crypto assets held as investments	$321,525	$155,251
Crypto assets held for operating purposes	78,432	67,577
Total crypto assets held recorded at impaired cost	399,957	222,828
Recorded at fair value(1)
Crypto assets held as investments	—	133,416
Crypto assets borrowed	85,390	68,149
Total crypto assets held recorded at fair value	85,390	201,565
Total crypto assets held	$485,347	$424,393
__________________
(1)Recorded at fair value as these crypto assets are held as the hedged item in qualifying fair value hedges.

The Company recorded gross impairment charges of $25.4 million and $54.3 million during the three and six months ended June 30, 2023, respectively, due to the observed market price of crypto assets decreasing below the carrying value during the respective periods. The Company recorded gross impairment charges of $435.2 million and $663.2 million during the three and six months ended June 30, 2022, respectively, due to the observed market price of crypto assets decreasing below the carrying value during the respective periods. The Company partially recovered impairments recorded during the respective periods through subsequent crypto asset sales and disposals. Impairment expense is included in other operating expense (income), net in the condensed consolidated statements of operations.
See Note 13. Derivatives, for additional details regarding crypto assets held designated as hedged items in fair value hedges. See Note 14. Fair Value Measurements, for additional details regarding the carrying value of the Company’s crypto assets held.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
When the Company borrows crypto assets, it may be required to pledge collateral to maintain a required collateral percentage. See Note 11. Collateral for additional details regarding assets pledged as collateral.
8.    CUSTOMER ASSETS AND LIABILITIES
The following table presents customers’ cash and crypto positions (in thousands):

	June 30,	December 31,
	2023	2022
Customer custodial funds	$3,848,078	$5,041,119
Customer crypto assets	124,243,587	75,413,188
Total customer assets	$128,091,665	$80,454,307

Customer custodial cash liabilities	$3,848,078	$4,829,587
Customer crypto liabilities	124,243,587	75,413,188
Total customer liabilities	$128,091,665	$80,242,775

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

The Company has committed to securely store all crypto assets and cryptographic keys (or portions thereof) it holds on behalf of customers, and the value of these assets have been recorded as customer crypto liabilities and corresponding customer crypto assets. As such, the Company may be liable to its customers for losses arising from theft or loss of private keys. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets on its platform, and (iii) it has established security around private key management to minimize the risk of theft or loss. The Company has adopted a number of measures to safeguard crypto assets it secures including, but not limited to, holding customer crypto assets on a 1:1 basis and strategically storing custodied assets offline using the Company’s cold storage process. The Company also does not reuse or rehypothecate customer crypto assets nor grant security interests in customer crypto assets, in each case unless required by law or expressly agreed to by the customer. Any loss or theft would impact the measurement of the customer crypto assets. During the six months ended June 30, 2023 and year ended December 31, 2022, no losses have been incurred in connection with customer crypto assets.
As of June 30, 2023 and December 31, 2022, customer crypto assets and customer crypto liabilities safeguarded for related parties were $5.2 billion and $3.5 billion, respectively. As of June 30, 2023 and December 31, 2022, customer custodial cash liabilities due to related party customers were $11.5 million and $14.2 million, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the fair value of customer crypto assets, as shown on the condensed consolidated balance sheets, as customer crypto assets and customer crypto liabilities (in billions):

	June 30, 2023		December 31, 2022
	Fair Value	Percentage of Total(1)	Fair Value	Percentage of Total(1)
Bitcoin	$60.7	48.9%	$32.5	43.1%
Ethereum(2)	33.5	27.0%	20.8	27.6%
USDC	1.5	1.2%	1.1	1.4%
Other crypto assets	28.5	22.9%	21.0	27.9%
Total customer crypto assets	$124.2	100.0%	$75.4	100.0%
__________________
(1)As of June 30, 2023 and December 31, 2022, no assets other than Bitcoin and Ethereum individually represented more than 5% of total customer crypto assets.
(2)As of June 30, 2023 and December 31, 2022, Ethereum included $7.0 billion and $3.0 billion, respectively, of staked Ethereum.

See Note 14. Fair Value Measurements, for additional details regarding the customer crypto assets and customer crypto liabilities.
9.    PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets, and other non-current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid expenses and other current assets
Prepaid expenses	$80,725	$98,204
Assets pledged as collateral(1)	79,409	100,007
Other	15,265	18,837
Total prepaid expenses and other current assets	$175,399	$217,048

Other non-current assets
Strategic investments	$304,786	$326,683
Deferred tax assets	1,127,318	1,046,791
Deposits	11,523	10,989
Other	7,570	17,257
Total other non-current assets	$1,451,197	$1,401,720
_______________
(1) See Note 11. Collateral for additional details on assets pledged as collateral.

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

	Six Months Ended June 30,
	2023	2022
Carrying amount, beginning of period	$315,285	$352,431
Net additions(1)	4,202	47,208
Upward adjustments	62	879
Previously held interest in ORDAM (see Note 4)	(20,000)	—
Impairments and downward adjustments	(7,771)	(69,054)
Carrying amount, end of period(2)	$291,778	$331,464
__________________
(1)Net additions include additions from purchases and reductions due to exits of securities and reclassifications due to changes to capital structure.
(2)Excludes $13.0 million and $19.4 million as of June 30, 2023 and 2022, respectively, of strategic investments that are not accounted for under the measurement alternative.

Upward adjustments, impairments and downward adjustments from remeasurement of investments are included in other (income) expense, net in the condensed consolidated statements of operations. As of June 30, 2023, cumulative upward adjustments were $4.9 million and cumulative impairments and downward adjustments were $109.6 million. As of December 31, 2022, cumulative upward adjustments and cumulative impairments and downward adjustments were $4.9 million and $102.0 million, respectively.
During the six months ended June 30, 2023 and 2022, the Company invested an aggregate of $1.9 million and $3.9 million, respectively, in investees in which certain related parties of the Company held an interest over 10%.
10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued expenses	$80,484	$75,532
Accrued payroll and payroll related	113,357	90,257
Income taxes payable	2,840	5,534
Short-term borrowings	—	20,519
Obligation to return collateral(1)	1,403	26,874
Other payables(2)	64,167	112,520
Total accrued expenses and other current liabilities	$262,251	$331,236
__________________
(1)See Note 11. Collateral for additional details on obligation to return collateral.
(2)Includes other payables denominated in crypto assets of $15.4 million and $8.8 million as of June 30, 2023 and December 31, 2022, respectively. See Note 13. Derivatives for additional details.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Short-term borrowings
Short-term borrowings include borrowings with open terms or amounts payable within the next 12 months or sooner at the option of the Company or the lender. The weighted average interest rate on these borrowings was 4.49% per annum as of December 31, 2022. There were no short-term borrowings outstanding as of June 30, 2023. During the six months ended June 30, 2023, the Company repaid an aggregate of $52.1 million of short-term borrowings.
11.    COLLATERAL
The following is a summary of the Company’s collateral positions:

Type of Collateral	Description of Collateral	Location on Balance Sheets
Assets pledged as collateral	The Company enters into fiat and crypto asset borrowing arrangements with certain institutional customers that require the Company to post collateral in the form of fiat or crypto assets, including stablecoins, in which the lender may have the right to sell, repledge or rehypothecate such collateral without the Company’s consent. The Company also enters into certain derivative contracts which requires the Company to post collateral in the form of fiat.

The Company is required to maintain a collateral to loan ratio per the borrowing arrangements, and in the event that crypto asset prices rise, the Company will have to post additional collateral to maintain required collateral ratios.

	If the lender has the right to use the collateral or if the collateral is fiat, the Company presents the collateral pledged as a right to receive the collateral. The lender is not obligated to return the collateral if the Company defaults on its borrowings. The Company has not defaulted on any of its borrowings.	Prepaid expenses and other current assets
Obligation to return collateral
For loans receivable and crypto asset loans receivable, the Company requires borrowers to post collateral for which it then has an obligation to return the collateral to the borrower.
As of June 30, 2023, the collateral requirements ranged from 130% to 250% of the fair value of the loan, and the borrower is required to pledge additional assets to maintain their required collateral percentage. The collateral pledged by borrowers is held on the Company’s platform and the Company may have the right to use the collateral.
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
Accrued expenses and other current liabilities
Off-balance sheet collateral arrangements
The Company may post collateral with lenders which are not recognized as assets pledged as collateral as they do not meet the derecognition criteria. This collateral continues to be shown on the Company’s balance sheets in its original line item. The Company had $27.7 million and $— million of such collateral posted as of June 30, 2023 and December 31, 2022, respectively. The balance as of June 30, 2023 was composed of only USDC.
The Company may receive non-cash collateral from borrowers where the Company does not have a right to use the collateral and does not recognize it on its balance sheets since the collateral does not meet the recognition criteria. The Company had $63.8 million and $4.8 million of such collateral received as of June 30, 2023 and December 31, 2022, respectively.
Collateral posted: Original line item Collateral received: Not recognized on balance sheet

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2023 and December 31, 2022, the Company’s assets pledged as collateral and obligation to return collateral consisted of the following (in thousands, except units):

	June 30, 2023
	Units	Fair Value
Assets pledged as collateral
USDC(1)	54,493,037	$54,493
Bitcoin(2)	815	24,831
Fiat	N/A	85
Total		$79,409

Obligation to return collateral
Fiat	N/A	$1,403
Total		$1,403

	December 31, 2022
	Units	Fair Value
Assets pledged as collateral
USDC(1)	47,633,897	$47,634
Bitcoin(2)	650	10,743
Fiat	N/A	41,630
Total		$100,007

Obligation to return collateral
USDC	26,873,830	$26,874
Total		$26,874
_________________
(1) As of June 30, 2023 and December 31, 2022, the Company had pledged USDC that served exclusively as collateral for certain crypto asset borrowings with a fair value of at least 100% of the loan amount outstanding.
(2) As of June 30, 2023 and December 31, 2022, the Company had pledged Bitcoin that served exclusively as collateral for fiat loans with a fair value of at least 100% and 110%, respectively, of the loan amount outstanding.

12.     INDEBTEDNESS
The components of indebtedness were as follows as of June 30, 2023 (in thousands, except percentages):

Indebtedness	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,373,013	$(19,756)	$1,353,257
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(9,025)	990,975
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	1,000,000	(9,975)	990,025
Total		$3,373,013	$(38,756)	$3,334,257

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
In June 2023, the Company paid $45.5 million to repurchase $64.5 million of aggregate principal amount of the 2026 Convertible Notes with a carrying value of $63.6 million, net of unamortized issuance costs and original issue discount of $0.9 million and legal fees of $0.3 million. The Company recorded a net gain on extinguishment of long-term debt during the three and six months ended June 30, 2023 of $17.9 million in other expense (income), net within the condensed consolidated statements of operations.
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
The indenture governing the Senior Notes contains customary covenants that restrict the ability of the Company and certain of its subsidiaries to incur debt and liens. The Company is not aware of any instances of non-compliance with the covenants as of June 30, 2023.
Interest
The following table summarizes the interest expense for the 2026 Convertible Notes, the 2028 Senior Notes, and the 2031 Senior Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Coupon interest	$19,289	$19,234	$38,585	$38,641
Amortization of debt discount and issuance costs	2,238	2,168	4,403	4,238
Total	$21,527	$21,402	$42,988	$42,879
Debt discounts and debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the respective note.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13.    DERIVATIVES
The following outlines the Company’s derivatives and the related hedge accounting designation, as applicable:

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
Crypto assets pledged as collateral
The Company enters into certain borrowing arrangements that require the Company to post collateral in the form of crypto assets. If the lender has the right to use the crypto asset collateral, the Company presents the collateral pledged as a right to receive a fixed amount of crypto assets.
Prepaid expenses and other current assets
__________________
(1)     For risk management purposes, the Company applies hedge accounting using these derivative instruments in qualifying fair value hedges to primarily hedge the fair value exposure of crypto asset prices.
Impact of derivatives on the condensed consolidated balance sheets
The following table summarizes the notional amounts of derivative instruments outstanding, measured in U.S. dollar equivalents (in thousands):

	June 30,	December 31,
	2023	2022
Designated as hedging instrument
Crypto asset borrowings with embedded derivatives	$119,478	$80,999
Crypto asset futures(1)	—	136,230
Not designated as hedging instrument
Crypto asset borrowings with embedded derivatives	—	70,462
Accounts and loans receivable denominated in crypto assets	30,033	101,598
Other payables denominated in crypto assets	16,553	4,267
Crypto asset futures(1)	187	12,462
Crypto assets pledged as collateral	23,082	13,103
Other	1,050	—
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables summarize information on derivative assets and liabilities that are reflected on the Company’s condensed consolidated balance sheets, by accounting designation (in thousands):

	Gross Derivative Assets			Gross Derivative Liabilities
June 30, 2023	Not Designated as Hedges	Designated as Hedges	Total Derivative Assets	Not Designated as Hedges	Designated as Hedges	Total Derivative Liabilities
Crypto asset borrowings with embedded derivatives(1)	$—	$45	$45	$1,749	$23,321	$25,070
Accounts and loans receivable denominated in crypto assets	13,099	—	13,099	9	—	9
Other payables denominated in crypto assets	4,349	—	4,349	3,204	—	3,204
Crypto assets pledged as collateral	1,749	—	1,749	—	—	—
Other	1	—	1	2	—	2
Total fair value of derivative assets and liabilities	$19,198	$45	$19,243	$4,964	$23,321	$28,285

	Gross Derivative Assets			Gross Derivative Liabilities
December 31, 2022	Not Designated as Hedges	Designated as Hedges	Total Derivative Assets	Not Designated as Hedges	Designated as Hedges	Total Derivative Liabilities
Crypto asset borrowings with embedded derivatives(1)	$2,266	$—	$2,266	$657	$1,653	$2,310
Accounts and loans receivable denominated in crypto assets	302	—	302	9,146	—	9,146
Other payables denominated in crypto assets	1,270	—	1,270	5,767	—	5,767
Crypto assets pledged as collateral	—	—	—	2,360	—	2,360
Total fair value of derivative assets and liabilities	$3,838	$—	$3,838	$17,930	$1,653	$19,583
__________________
(1)    During the six months ended June 30, 2023, the fees on these borrowings ranged from 1.5% to 5.0%. During the six months ended June 30, 2022, the fees on these borrowings ranged from 0.0% to 7.5%. During the three and six months ended June 30, 2023, the Company incurred $1.2 million and $2.7 million of borrowing fees in crypto assets, respectively. During the three and six months ended June 30, 2022, the Company incurred $1.6 million and $3.0 million of borrowing fees in crypto assets, respectively. Borrowing fees are included in other operating expense (income), net in the condensed consolidated statements of operations.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Impact of derivatives on the condensed consolidated statements of operations
Gains (losses) on derivative instruments recognized in other operating expense (income), net, in the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Derivatives	Hedged Items	Income Statement Impact	Derivatives	Hedged Items	Income Statement Impact
Designated as fair value hedging instruments
Crypto asset borrowings with embedded derivatives	$3,159	$333	$3,492	$355,071	$(356,416)	$(1,345)
Crypto asset futures	5	—	5	15,678	(15,005)	673
Not designated as hedging instruments
Crypto asset borrowings with embedded derivatives	196	—	196	6,626	—	6,626
Accounts and loans receivable denominated in crypto assets	4,156	—	4,156	(5,350)	—	(5,350)
Other payables denominated in crypto assets	405	—	405	2,510	—	2,510
Crypto asset futures	455	—	455	1,181	—	1,181
Crypto assets pledged as collateral	(196)	—	(196)	—	—	—
Other	(443)	—	(443)	—	—	—
Total	$7,737	$333	$8,070	$375,716	$(371,421)	$4,295

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Derivatives	Hedged Items	Income Statement Impact	Derivatives	Hedged Items	Income Statement Impact
Designated as fair value hedging instruments
Crypto asset borrowings with embedded derivatives	$(88,555)	$48,933	$(39,622)	$360,069	$(361,340)	$(1,271)
Crypto asset futures	(43,111)	48,491	5,380	13,012	(12,262)	750
Not designated as hedging instruments
Crypto asset borrowings with embedded derivatives	196	—	196	6,626	—	6,626
Accounts and loans receivable denominated in crypto assets	47,080	—	47,080	(10,263)	—	(10,263)
Other payables denominated in crypto assets	844	—	844	2,510	—	2,510
Crypto asset futures	402	—	402	(511)	—	(511)
Crypto assets pledged as collateral	(196)	—	(196)	—	—	—
Other	(603)	—	(603)	—	—	—
Total	$(83,943)	$97,424	$13,481	$371,443	$(373,602)	$(2,159)

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following amounts were recorded on the condensed consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the condensed consolidated statements of operations in future periods as an adjustment to other operating (income) expense, net (in thousands):

		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Items
June 30, 2023	Carrying Amount of the Hedged Items	Active Hedging Relationships	Discontinued Hedging Relationships	Total
Crypto assets held	$85,390	$(27,214)	$19,688	$(7,526)

		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Items
December 31, 2022	Carrying Amount of the Hedged Items	Active Hedging Relationships	Discontinued Hedging Relationships	Total
Crypto assets held	$201,565	$(562)	$670	$108
14.    FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$3,820,235	$—	$—	$3,820,235
Customer custodial funds(2)	2,192,012	—	—	2,192,012
Crypto assets held(3)	85,390	—	—	85,390
Derivative assets(4)	—	19,243	—	19,243
Crypto asset loans receivable(5)	—	37,694	—	37,694
Customer crypto assets	—	124,243,587	—	124,243,587
Total assets	$6,097,637	$124,300,524	$—	$130,398,161

Liabilities
Derivative liabilities(4)	$—	$28,285	$—	$28,285
Contingent consideration arrangement	—	—	1,593	1,593
Customer crypto liabilities	—	124,243,587	—	124,243,587
Total liabilities	$—	$124,271,872	$1,593	$124,273,465

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
__________________
(1)Represents money market funds. Excludes $1.2 billion of corporate cash held in deposit at banks and $180.5 million held at venues, which were not measured and recorded at fair value as of June 30, 2023. Excludes $2.0 billion of corporate cash held in deposit at banks and $143.2 million held at venues, which were not measured and recorded at fair value as of December 31, 2022.
(2)Represents money market funds. Excludes customer custodial funds of $1.7 billion and $3.0 billion held in deposit at financial institutions and not measured and recorded at fair value as of June 30, 2023 and December 31, 2022, respectively.
(3)Includes crypto assets held that have been designated as hedged items in fair value hedges and excludes crypto assets of $400.0 million and $222.8 million held at cost as of June 30, 2023 and December 31, 2022, respectively.
(4)See Note 13. Derivatives for additional details.
(5)Includes the embedded derivative asset of $13.0 million and $0.3 million and embedded derivative liability of $0 and $6.0 million related to the Company's crypto asset loans receivable as of June 30, 2023 and December 31, 2022, respectively. See Note 13. Derivatives for additional details.

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2023 and the year ended December 31, 2022.
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
The Company estimates the fair value of its 2026 Convertible Notes and Senior Notes based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of June 30, 2023, the estimated fair value of the 2026 Convertible Notes and Senior Notes were $1.0 billion and $1.2 billion, respectively.
15.    COMMON STOCK
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company has reserved shares of Class A common stock and Class B common stock for issuance for the following purposes (in thousands):

	June 30,	December 31,
	2023	2022
Class A common stock
Options issued and outstanding under the 2013 Amended and Restated Stock Plan (the “2013 Plan”)	930	982
Options issued and outstanding under the 2019 Equity Incentive Plan (the “2019 Plan”)	24,006	25,314
RSUs issued and outstanding under the 2019 Plan	1,371	2,418
Options issued and outstanding under the 2021 Equity Incentive Plan (the “2021 Plan”)	1,622	862
RSUs and Performance Restricted Stock Units (the "PRSUs") issued and outstanding under the 2021 Plan	7,484	2,911
Shares available for future issuance under the 2021 Plan	47,338	42,819
Shares available for future issuance under the ESPP	9,084	6,701
Replacement options issued and outstanding from the Tagomi acquisition	1	1
Replacement options issued and outstanding from the Bison Trails acquisition	85	134
RSUs issued and outstanding from other acquisitions	99	—
Shares available for future issuance of warrants	2,296	2,296
Total Class A common stock shares reserved	94,316	84,438

Class B common stock
Options issued and outstanding under the 2013 Plan	4,050	4,502
Total Class B common stock shares reserved	4,050	4,502
16.    STOCK-BASED COMPENSATION
Stock options
Activity of options outstanding are as follows (in thousands, except per share and years data):

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2023	31,795	$23.31	6.95	$504,222
Granted	843	73.07
Exercised	(1,203)	14.12
Forfeited and cancelled	(731)	39.79
Expired	(10)	214.50
Balance at June 30, 2023	30,694	$24.58	6.56	$1,524,201

Exercisable at June 30, 2023	24,542	$24.87	6.42	$1,228,008
Vested and expected to vest at June 30, 2023	24,637	$24.84	6.42	$1,233,197
During the three and six months ended June 30, 2023, the Company granted stock options for the purchase of 71,991 and 842,617 shares of the Company’s Class A common stock with a weighted-average grant date fair value of $44.74 and $40.85 per share, respectively, to certain employees of the Company. The stock options vest over three years at a rate of 1/12 per quarter.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2023, there was total unrecognized compensation cost of $104.8 million related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.4 years.
The assumptions used under the Black-Scholes-Merton Option-Pricing Model and the weighted average calculated value of the options granted to employees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	93.7%	67.6%	90.5%	56.2%
Expected term (in years)	5.8	5.8	5.8	5.8
Risk-free interest rate	3.4%	3.1%	3.9%	1.9%
As of June 30, 2023, there were 77,213 shares of Class A common stock subject to repurchase related to stock options exercised early and not yet vested, but that are expected to vest. As of June 30, 2023, the Company recorded a liability related to these shares subject to repurchase in the amount of $1.5 million, which is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.
Chief Executive Officer performance award
During the three and six months ended June 30, 2023 and 2022, stock-based compensation expense of $1.0 million and $1.9 million, respectively, was recognized related to this award.
Restricted stock units
RSUs include PRSUs, which are subject to either (a) a market condition or (b) the achievement of performance goals.
During the six months ended June 30, 2023, the Company granted 803,966 PRSUs to an executive officer. See President & Chief Operating Officer Performance Award below for additional details regarding the PRSUs granted.
Activity of RSUs and PRSUs outstanding are as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2023	5,329	$127.85
Granted	9,986	57.09
Vested	(5,211)	70.99
Forfeited and cancelled	(1,150)	124.21
Balance at June 30, 2023	8,954	$82.50
As of June 30, 2023, there was total unrecognized compensation cost of $656.4 million related to unvested RSUs and PRSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.3 years.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
President & Chief Operating Officer Performance Award
On April 20, 2023, the Company’s Compensation Committee granted the President & Chief Operating Officer an award of PRSUs covering a target of 401,983 shares of the Company’s Class A common stock and up to a maximum of 803,966 shares of the Company’s Class A common stock (the “2023 COO Performance Award”).
Up to 40% of the 2023 COO Performance Award is subject to vesting based upon achievement of certain cumulative revenue and cumulative adjusted EBITDA target values which are separately evaluated for the period commencing January 1, 2023 and ending on December 31, 2025, subject to her continued employment until February 20, 2026. Up to 60% of the 2023 COO Performance Award is subject to vesting in increments based upon a relative shareholder return target value for the three annual periods between January 1, 2023 and December 31, 2025, and the three year period between January 1, 2023 and December 31, 2025, subject to her continued employment through the applicable year end dates.
The total grant date fair value of this award was $25.1 million. The Company determined the fair value of the portion of the award subject to a market condition using a Monte Carlo Simulation Model (a binomial lattice-based valuation model). The Monte Carlo Simulation Model uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of the award is not subject to change based on future market conditions.
The Company uses the accelerated attribution method to recognize expense for each vesting tranche over the requisite service period for the 2023 COO Performance Award. For the portion of the award subject to a market condition, compensation expense is recognized over the requisite service period regardless of whether or not the market condition is ultimately satisfied, according to the market-based fair value measured on the grant date, subject to continued service over the period.
For the portion of the award subject to financial performance conditions, the Company evaluates the cumulative revenue and the cumulative adjusted EBITDA results at each reporting date to determine which performance condition and level of achievement becomes most probable of being achieved for the three-year assessment period. Compensation expense is recognized over the requisite service period based on the result that is probable of occurring at each reporting date until the final vesting date, subject to continued service over the period.
During the three and six months ended June 30, 2023, stock-based compensation expense of $2.8 million was recognized related to this award.
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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2023	1,275	$139.72
Granted	263	64.51
Vested	(851)	141.53
Forfeited and cancelled	(29)	171.85
Balance at June 30, 2023	658	$105.78

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2023, there was total unrecognized compensation cost of $48.0 million related to unvested restricted Class A common stock. These costs are expected to be recognized over a weighted-average period of approximately 1.8 years.
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
The grant date of the initial offering period was May 3, 2021, and that offering period ended on April 30, 2023. Subsequent offering periods will commence in each May and November after the start of the initial offering period. As of June 30, 2023, the Company recorded a liability of $3.3 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.
Stock-based compensation expense
Stock-based compensation is included in the following components of expenses on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Technology and development	$123,469	$261,232	$246,165	$517,756
Sales and marketing	14,930	19,396	29,139	34,352
General and administrative	61,373	110,868	123,328	191,529
Restructuring	—	—	84,042	—
Total	$199,772	$391,496	$482,674	$743,637
During the three and six months ended June 30, 2023, $14.9 million and $29.0 million of stock-based compensation expense was included in capitalized software, respectively. During the three and six months ended June 30, 2022, $70.1 million and $71.5 million of stock-based compensation expense was included in capitalized software, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
17.    INCOME TAXES
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
The Company’s effective tax rate (“ETR”) for the three months ended June 30, 2023 and 2022 was (23.8)% and 11.8%, respectively. The ETR of (23.8)% for the three months ended June 30, 2023 was lower than the U.S. statutory rate of 21.0% primarily due to a reduction in the estimated annual effective tax rate, non-deductible stock compensation expense and tax on non-U.S. earnings.
The Company’s ETR for the six months ended June 30, 2023 and 2022 was 27.9% and 17.7%, respectively. The ETR of 27.9% for the six months ended June 30, 2023 was higher than the U.S. statutory rate of 21.0% primarily due to a partial release of a valuation allowance on deferred tax assets associated with impairment charges, offset by non-deductible stock compensation expense and tax on non-U.S. earnings.
As of December 31, 2022, the Company had a valuation allowance of $177.2 million recorded against its deferred capital loss tax asset balance of $225.2 million. The Company’s capital loss tax asset is comprised primarily of impairment charges related to crypto assets held and strategic investments made by Coinbase Ventures. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2023, because crypto asset appreciation during the year provided more gains to offset losses, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $60.1 million are realizable, resulting in a partial valuation allowance release of $60.1 million.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
18.    NET LOSS PER SHARE
The computation of net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net loss per share:
Numerator
Net loss	$(97,405)	$(1,093,654)	$(176,301)	$(1,523,313)
Net loss attributable to common stockholders, basic	$(97,405)	$(1,093,654)	$(176,301)	$(1,523,313)

Denominator
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic	234,614	220,988	233,060	219,240
Net loss per share attributable to common stockholders, basic	$(0.42)	$(4.95)	$(0.76)	$(6.95)

Diluted net loss per share:
Numerator
Net loss	$(97,405)	$(1,093,654)	$(176,301)	$(1,523,313)
Less: Fair value gain on contingent consideration arrangement, net of tax	(196)	(6,184)	(196)	(6,184)
Net loss attributable to common stockholders, diluted	$(97,601)	$(1,099,838)	$(176,497)	$(1,529,497)

Denominator
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic	234,614	220,988	233,060	219,240
Contingent consideration	27	46	27	46
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, diluted	234,641	221,034	233,087	219,286
Net loss per share attributable to common stockholders, diluted	$(0.42)	$(4.98)	$(0.76)	$(6.97)
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	30,694	34,407	30,694	34,407
RSUs	8,954	8,330	8,954	8,330
Convertible notes	3,706	3,880	3,706	3,880
Restricted common stock	985	1,998	985	1,998
ESPP	988	1,596	988	1,596
Total	45,327	50,211	45,327	50,211

19.    COMMITMENTS AND CONTINGENCIES
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
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., was filed in the U.S. District Court for the Southern District of New York against the Company alleging claims under Sections 5, 15(a)(1) and 29(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and violations of certain California and Florida state statutes. On March 11, 2022, plaintiffs filed an amended complaint adding Coinbase, Inc. and Brian Armstrong as defendants and adding causes of action. Among other relief requested, the plaintiffs sought injunctive relief, unspecified damages, attorneys’ fees and costs. On February 1, 2023, the court dismissed all federal claims (with prejudice) and state law claims (without prejudice) against Coinbase Global, Inc., Coinbase, Inc. and Brian Armstrong. Subsequently, on February 9, 2023, the plaintiffs appealed that ruling to the U.S. Court of Appeals for the Second Circuit and filed their opening brief on May 25, 2023. The filing deadline for the defendants’ opposition brief is August 23, 2023. The defendants continue to dispute the claims in this case and intend to vigorously defend against them. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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
In June 2023, the SEC filed a complaint in the U.S. District Court for the Southern District of New York against the Company and Coinbase, Inc. alleging that Coinbase, Inc. has acted as an unregistered securities exchange, broker, and clearing agency in violation of Sections 5, 15(a) and 17A(b) of the Exchange Act and that, through its staking program, Coinbase, Inc. has offered and sold securities without registering its offers and sales in violation of Sections 5(a) and 5(c) of the Securities Act. The SEC has also alleged that the Company is liable for the alleged violations as an alleged control person of Coinbase, Inc. The case is captioned SEC v. Coinbase, Inc. et al. The SEC seeks, among other relief, injunctive relief, disgorgement and civil money penalties. The Company and Coinbase, Inc. filed an answer to the SEC complaint in June 2023, dispute the claims in this case, and intend to vigorously defend against them.
Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time. An adverse resolution of the SEC’s lawsuit could have a material impact on the Company’s business and financial statements.
In June 2023, the Company and Coinbase, Inc. were issued notices, show-cause orders, and cease-and-desist letters, and became the subject of various legal actions initiated by U.S. state securities regulators in the states of Alabama, California, Illinois, Kentucky, Maryland, New Jersey, South Carolina, Vermont, Washington and Wisconsin alleging violations of state securities laws with respect to staking services provided by Coinbase, Inc. In July 2023, the Company and Coinbase, Inc. entered into agreements with state securities regulators in California, New Jersey, South Carolina and Wisconsin, pursuant to which customers in those states will no longer be able to stake new funds, in each case pending final adjudication of the matters. The Company and Coinbase, Inc. dispute the claims of the state securities regulators and intend to vigorously defend against them. Based on the preliminary nature of these actions, the final outcome of these matters remains uncertain and the Company cannot estimate the potential impact on its business or financial statements at this time. An adverse resolution could have a material impact on the Company’s business and financial statements.
The Company has, from time to time, received investigative subpoenas and requests from regulators for documents and information about certain customer programs, operations, and existing and intended future products, including the Company’s processes for listing assets, the classification of certain listed assets, its staking programs, and its stablecoin and yield-generating products.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The second quarter of 2023 was a strong quarter of execution for Coinbase and marked continued progress in our journey to build a company that is increasingly efficient and financially disciplined. Beginning in the second quarter of 2022, we started reducing our expense base to operate more efficiently. This included a reduction in headcount of over 30% year-over-year which has paved the way for a more efficient environment where our teams are exhibiting stronger execution, and yielding results.
For the three and six months ended June 30, 2023, our total net revenue was $662.5 million and $1.4 billion, respectively, including $327.1 million and $701.8 million in transaction revenue, respectively. For the three and six months ended June 30, 2022, we generated $802.6 million and $2.0 billion of total net revenue, respectively, including $655.2 million and $1.7 billion in transaction revenue, respectively.
Subscription and services revenue was $335.4 million and $697.1 million for the three and six months ended June 30, 2023, respectively, and $147.4 million and $299.2 million for the three and six months ended June 30, 2022, respectively.
For the three and six months ended June 30, 2023, our net loss was $97.4 million and $176.3 million, respectively, and Adjusted EBITDA was $194.0 million and $477.6 million, respectively. For the three and six months ended June 30, 2022, our net loss was $1.1 billion and $1.5 billion, respectively, and Adjusted EBITDA was negative $151.1 million and negative $131.4 million, respectively.
Our ambition remains unchanged: to build trusted and easy to use products and services to bring over one billion people into crypto. In the second quarter of 2023, we made further progress toward this bold goal such as expanded access to derivatives products to customers outside the United States, being selected by many leading asset managers to provide critical infrastructure underpinning their proposed Bitcoin spot ETF products, and more recently, by taking tangible steps to move our Base product from pilot to general availability. As we look ahead, we are expanding our focus towards crypto use cases beyond trading. As an example, Base is an investment in blockchain infrastructure which we expect will drive down transaction costs and increase transaction speed – key attributes we believe will unlock new use cases over time.

This quarter also represented progress for crypto regulation, both in the United States and globally. In the United States, we are beginning to see a pathway for bipartisan legislation that could enshrine consumer protections and an equitable market structure framework, while also recognizing the importance of keeping crypto innovation in the US. Likewise, the European Union saw the implementation of its long-planned Markets in Crypto-Assets Regulation, which institutes uniform market rules for crypto in all 27 European Union member states.
These last few quarters have been challenging and invigorating alike, but by strengthening our financial health we are well positioned to generate the resources we need to keep investing as we build the future of crypto and help drive regulatory clarity to update the financial system.
Key Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
MTUs (in millions)	7.3	9.0	(19)%	7.9	9.1	(13)%
Trading Volume (in billions)	$92	$217	(58)	$237	$526	(55)
Net loss (in millions)	$(97)	$(1,094)	(91)	$(176)	$(1,523)	(88)
Adjusted EBITDA(1) (in millions)	$194	$(151)	228	$478	$(131)	465
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

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Trading Volume (in billions):
Consumer	$14	$46	(70)%	$35	$121	(71)%
Institutional	78	171	(54)	202	405	(50)
Total	$92	$217	(58)	$237	$526	(55)

Trading Volume by crypto asset:
Bitcoin	40%	31%	29	35%	27%	30
Ethereum	23	22	5	23	21	10
Other crypto assets	38	47	(19)	42	52	(19)
Total(1)	100%	100%		100%	100%

Transaction revenue by crypto asset:
Bitcoin	39%	31%	26	38%	28%	36
Ethereum	21	22	(5)	19	22	(14)
Other crypto assets	39	47	(17)	43	50	(14)
Total	100%	100%		100%	100%
__________________
(1)Figures presented above may not sum precisely due to rounding.

Trading Volume for the three and six months ended June 30, 2023 decreased 58% and 55% compared to the three and six months ended June 30, 2022, respectively. Crypto Asset Volatility decreased 59% and 46% for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively.

The decrease in both Trading Volume and Crypto Asset Volatility were driven by materially different market conditions between the quarters that have evolved over the last year. A number of factors contribute to changes in crypto asset prices and Crypto Asset Volatility, including, but not limited to, changes in the supply and demand for a particular crypto asset, crypto market sentiment, macroeconomic factors, utility of a particular crypto asset, and idiosyncratic events. The first quarter of 2022 continued a trend of both lower crypto prices and volatility that began in late 2021 driven by weaker macroeconomic conditions. These already weakening market conditions were exacerbated by the events of 2022. The first was the de-pegging of $LUNA in the second quarter of 2022 which contributed to approximately 60% crypto market capitalization decline in that quarter and ultimately drove the credit related bankruptcies of Three Arrows Capital, Voyager and Celsius. The second event was the collapse of FTX in the fourth quarter of 2022, which drove additional credit related bankruptcies. These events contributed to an overall market capitalization decline of 64% or approximately $1.5 trillion of value lost in 2022 which in turn impacted overall industry trading volume and more specifically Coinbase Trading Volume and transaction revenues. While the three months ended June 30, 2023 saw crypto market capitalization remain resilient, Global and US spot volumes across the industry further declined compared to the three months ended March 31, 2023, driven by a reduction in crypto asset volatility. The decline in volatility, and thus overall Trading Volume, was a result of overall degraded crypto sentiment, regulatory uncertainty, bank failures and market shock events like the de-pegging of USDC in March 2023 as well as an overall reduction in liquidity.
During the three and six months ended June 30, 2023 and 2022, no asset other than Bitcoin and Ethereum individually represented more than 10% of our Trading Volume or transaction revenue, respectively.
Results of Operations
The following table summarizes the historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Revenue:
Net revenue	$662,500	$802,603	$1,398,898	$1,967,494
Other revenue	45,411	5,722	81,542	7,267
Total revenue	707,911	808,325	1,480,440	1,974,761
Operating expenses:
Transaction expense	108,200	167,187	204,569	445,013
Technology and development	320,667	609,249	678,698	1,179,913
Sales and marketing	83,853	140,894	147,829	341,098
General and administrative	258,988	470,169	507,749	883,747
Restructuring	(1,035)	42,453	143,454	42,453
Other operating expense (income), net	10,813	422,762	(4,409)	681,389
Total operating expenses	781,486	1,852,714	1,677,890	3,573,613
Operating loss	(73,575)	(1,044,389)	(197,450)	(1,598,852)
Interest expense	21,672	23,656	43,208	45,794
Other (income) expense, net	(16,564)	172,524	3,701	205,368
Loss before income taxes	(78,683)	(1,240,569)	(244,359)	(1,850,014)
Provision for (benefit from) income taxes	18,722	(146,915)	(68,058)	(326,701)
Net loss	$(97,405)	$(1,093,654)	$(176,301)	$(1,523,313)

The following table presents the components of the condensed consolidated statements of operations data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(as a % of total revenue)(1)
Total revenue	100%	100%	100%	100%
Operating expenses:
Transaction expense	15	21	14	23
Technology and development	45	75	46	60
Sales and marketing	12	17	10	17
General and administrative	37	58	34	45
Restructuring	—	5	10	2
Other operating expense (income), net	2	52	—	35
Total operating expenses	110	229	113	181
Operating loss	(10)	(129)	(13)	(81)
Interest expense	3	3	3	2
Other (income) expense, net	(2)	21	—	10
Loss before income taxes	(11)	(153)	(17)	(94)
Provision for (benefit from) income taxes	3	(18)	(5)	(17)
Net loss	(14)%	(135)%	(12)%	(77)%
__________________
(1)Figures presented above may not sum precisely due to rounding.

Comparison of the three and six months ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(in thousands)			(in thousands)
Transaction revenue	$327,098	$655,213	(50)%	$701,811	$1,668,250	(58)%
Subscription and services revenue	335,402	147,390	128	697,087	299,244	133
Other revenue	45,411	5,722	694	81,542	7,267	1,022
Total revenue	$707,911	$808,325	(12)	$1,480,440	$1,974,761	(25)
Transaction revenue decreased by $328.1 million and $966.4 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, due to the following:
•a decrease in consumer Trading Volume of 70% and 71% for the three and six months ended June 30, 2023, respectively, due to a decrease in crypto market capitalization, including average crypto asset prices; and
•a decline in Crypto Asset Volatility of 59% and 46% for the three and six months ended June 30, 2023, respectively. Trading Volume on our platform is generally correlated with Crypto Asset Volatility.

Subscription and services revenue increased by $188.0 million and $397.8 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, due to the following:
•an increase in interest income of $168.9 million and $399.2 million for the three and six months ended June 30, 2023, respectively, due to increased returns on our revenue sharing arrangement with the issuer of USDC and on interest-bearing customer custodial funds, driven by an increase in interest rates; and
•an increase in blockchain rewards of $19.2 million and $11.1 million for the three and six months ended June 30, 2023, respectively, primarily due to an increase in staked balances, and the addition of new assets available for staking such as Solana and Cardano, offset by
•a decrease in custodial fee revenue of $5.2 million and $19.8 million for the three and six months ended June 30, 2023, respectively, due to a decrease in average assets under custody of $8.8 billion and $30.9 billion, respectively, primarily driven by a decrease in average asset prices of crypto assets under custody.
Other revenue increased by $39.7 million and $74.3 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, due to an increase in corporate bank interest income from higher interest rates and higher average cash balances in money market funds.
Operating expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(in thousands)			(in thousands)
Transaction expense	$108,200	$167,187	(35)%	$204,569	$445,013	(54)%
Technology and development	320,667	609,249	(47)	678,698	1,179,913	(42)
Sales and marketing	83,853	140,894	(40)	147,829	341,098	(57)
General and administrative	258,988	470,169	(45)	507,749	883,747	(43)
Restructuring	(1,035)	42,453	(102)	143,454	42,453	238
Other operating expense (income), net	10,813	422,762	(97)	(4,409)	681,389	(101)
Total operating expenses	$781,486	$1,852,714	(58)	$1,677,890	$3,573,613	(53)
Transaction expense decreased by $59.0 million and $240.4 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022.
Transaction expense as a percentage of net revenue was 16.3% and 20.8% during the three months ended June 30, 2023 and 2022, respectively, and 14.6% and 22.6% during the six months ended June 30, 2023 and 2022, respectively. During the year ended December 31, 2022 and six months ended June 30, 2023, we have launched several optimization efforts to lower our unit cost on transaction expenses. Our transaction expenses as a percentage of net revenue will vary depending on our revenue mix between transaction (which varies with trading volume) and blockchain revenue.

The decrease in transaction expense for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, was driven by the following:
•a decrease of $19.2 million and $101.3 million for the three and six months ended June 30, 2023, respectively, related to miner fees driven by a decrease in blockchain transmission volume, both related to customer withdrawals and corporate wallet movements, lower blockchain network fees such as Ethereum gas prices, and significant investments in batching and other optimizations in onchain activity;
•a decrease of $34.1 million and $86.5 million for the three and six months ended June 30, 2023, respectively, related to lower payment processing fees and account verification expenses driven by lower settled trading volume; and
•a decrease of $13.9 million and $49.3 million for the three and six months ended June 30, 2023, respectively, related to transaction reversal losses driven by lower transaction volumes and our investments in strengthening controls and cost optimization efforts.
Technology and development expenses decreased by $288.6 million and $501.2 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, predominantly due to the following:
•a decrease of $167.0 million and $343.3 million for the three and six months ended June 30, 2023, respectively, in personnel-related expenses, including a $138.0 million and $271.8 million decrease in stock-based compensation expense, due to a decrease in average headcount and the roll-off of certain stock-based compensation awards following our workforce reductions in January 2023 and June 2022, along with certain compensation program changes; and
•a decrease of $89.3 million and $140.3 million for the three and six months ended June 30, 2023, respectively, in website hosting service costs and software and service costs, due to cost optimization efforts.
Sales and marketing expenses decreased by $57.0 million and $193.3 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, predominantly driven by the following:
•a decrease of $45.6 million and $162.4 million for the three and six months ended June 30, 2023, respectively, in media and brand spend and from in-house efficiencies; and
•a decrease of $4.2 million and $17.8 million for the three and six months ended June 30, 2023, respectively, in referral and promotion fees due to lower spend on new user incentives and sweepstakes.
General and administrative expenses decreased by $211.2 million and $376.0 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, predominantly driven by the following:
•a decrease of $134.6 million and $248.6 million in consumer customer support costs for the three and six months ended June 30, 2023, respectively, due to a decrease in managed services to support compliance operations and customer experience, driven by automation and reduction in capacity needs that we built in 2022 to address backlogs from 2021, and a decrease in personnel-related expenses resulting from the workforce reductions in June 2022 and January 2023;
•a decrease of $38.6 million and $60.0 million in personnel-related expenses excluding consumer customer support, for the three and six months ended June 30, 2023, respectively, including a $33.9 million and $47.1 million decrease in stock-based compensation expense; and

•a decrease of $21.6 million and $35.0 million in taxes, licenses, and fees for the three and six months ended June 30, 2023, respectively, due to a reduction in value-added taxes and certain other taxes.
Restructuring expense was negative $1.0 million for the three months ended June 30, 2023 due to the release of accruals for certain separation pay expenses and other personnel costs that were recorded as of March 31, 2023 but not utilized. Restructuring expense was $143.5 million for the six months ended June 30, 2023 and was driven by separation pay, stock-based compensation expense relating to the acceleration of the vesting of outstanding equity awards in accordance with the terms of such awards, and other personnel costs related to the workforce reduction in January 2023. Restructuring expense was $42.5 million for the three and six months ended June 30, 2022 and was driven by separation pay and other personnel costs related to the workforce reduction in June 2022.
Other operating expense (income), net decreased by $411.9 million and $685.8 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, due to the following:
•a decrease of $409.8 million and $608.8 million for the three and six months ended June 30, 2023, respectively, related to gross impairment charges on crypto assets held;
•a decrease of $6.0 million and $39.4 million for the three and six months ended June 30, 2023, respectively, due to lower platform-related incidents and losses; and
•a decrease of $36.2 million for the six months ended June 30, 2023 due to higher crypto asset realized gains offset by net realized losses on futures contracts.
Interest expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(in thousands)			(in thousands)
Interest expense	$21,672	$23,656	(8)%	$43,208	$45,794	(6)%
Interest expense on debt was $21.7 million and $43.2 million for the three and six months ended June 30, 2023, respectively, compared to $23.7 million and $45.8 million for the three and six months ended June 30, 2022, respectively.
Other (income) expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(in thousands)			(in thousands)
Other (income) expense, net	$(16,564)	$172,524	(110)%	$3,701	$205,368	(98)%
Other (income) expense, net decreased by $189.1 million and $201.7 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, due to the following:
•a decrease of $106.4 million and $123.8 million for the three and six months ended June 30, 2023, respectively, in net realized and unrealized losses on foreign exchange due to improvement in foreign exchange risk management and appreciation of the U.S. dollar against the Euro;

•a decrease of $66.1 million and $61.1 million for the three and six months ended June 30, 2023, respectively, due to a decrease in the amount of impairment recognized on certain strategic equity investments; and
•a net gain of $17.9 million on the repurchase of our 2026 Convertible Notes in June 2023.
Provision for (benefit from) income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(in thousands)			(in thousands)
Provision for (benefit from) income taxes	$18,722	$(146,915)	(113)%	$(68,058)	$(326,701)	(79)%
The provision for (benefit from) income taxes decreased by $165.6 million and $258.6 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, due to lower tax benefits on pretax losses, certain stock-based compensation and research and development credits, offset by a partial release of a valuation allowance recorded on impairment charges.
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
We calculate Adjusted EBITDA as net loss or income, adjusted to exclude provision for or benefit from income taxes, depreciation and amortization, interest expense, crypto asset borrowing costs, stock-based compensation expense, crypto asset impairment, net, loss on investments, net, other impairment, restructuring, gain on extinguishment of long-term debt, net, change in unrealized foreign exchange, fair value gain or loss on derivatives, non-recurring legal reserves and related costs, and other adjustments, net.

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net loss	$(97,405)	$(1,093,654)	$(176,301)	$(1,523,313)
Adjusted to exclude the following:
Provision for (benefit from) income taxes	18,722	(146,915)	(68,058)	(326,701)
Depreciation and amortization	36,982	42,027	78,190	73,607
Interest expense	21,672	23,656	43,208	45,794
Crypto asset borrowing costs	1,218	1,566	2,738	3,002
Stock-based compensation	199,772	391,496	398,632	743,637
Crypto asset impairment, net(1)	8,499	377,005	20,584	586,823
Loss on investments, net(2)	3,172	69,289	8,180	69,289
Other impairment(3)	2,586	6,770	8,113	7,949
Restructuring	(1,035)	42,453	143,454	42,453
Gain on extinguishment of long-term debt, net	(17,855)	—	(17,855)	—
Change in unrealized foreign exchange	8,008	107,683	16,435	115,072
Fair value (gain) loss on derivatives	(10,731)	(2,500)	(13,930)	952
Non-recurring legal reserves and related costs	—	14,250	—	14,250
Other adjustments, net	20,347	15,797	34,214	15,797
Adjusted EBITDA	$193,952	$(151,077)	$477,604	$(131,389)
__________________
(1)Crypto asset impairment, net represents impairment on crypto assets still held.
(2)Includes impairment and net losses on investments.
(3)Other impairment represents impairment on property and equipment and intangible assets.

(4)

Liquidity and Capital Resources
Cash and cash equivalents, restricted cash and USDC
As of June 30, 2023, we had cash and cash equivalents of $5.2 billion, exclusive of restricted cash and customer custodial funds. As of June 30, 2023 and December 31, 2022, our cash and cash equivalents, restricted cash, and USDC balance consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents:
Cash equivalents(1)	$3,820.2	$2,250.1
Cash held at banks	1,166.0	2,031.7
Cash held at venues	180.5	143.2
Total cash and cash equivalents	$5,166.7	$4,425.0

Restricted cash(2)	$20.7	$25.9
USDC(3)	315.5	861.1
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
In June 2023, we entered into multiple privately negotiated purchase agreements with a limited number of holders of our 2026 Convertible Notes to repurchase $64.5 million in aggregate principal of the existing notes, resulting in cash payments of $45.5 million. The transaction represented an approximately 29% discount to par value. Following the close of the transaction, the remaining outstanding principal balance of the 2026 Convertible Notes was approximately $1.37 billion.
See Notes 10. Accrued Expenses and Other Current Liabilities and 12. Indebtedness of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our short and long-term borrowings, respectively.
In January 2023, S&P Global Ratings announced a downgrade of our issuer credit rating and senior unsecured debt from BB to BB-, and Moody’s Investors Service (“Moody’s”) announced a downgrade of our Corporate Family Rating (“CFR”) to B2 from Ba3 and downgraded our guaranteed senior unsecured notes to B1 from Ba2. As of June 30, 2023, our credit ratings with S&P Global Ratings and Moody’s remain unchanged from the above.

Crypto assets
Our crypto asset investment policy allows us to invest up to 10% of our quarterly net income into a diversified portfolio of crypto assets. Our investments will be deployed over a multi-quarter window. We execute these trades away from our crypto asset trading platform to avoid any conflict of interest with our customers. We may increase or decrease our allocation over time.
As of June 30, 2023, we held $400.0 million of crypto assets for investment and operating purposes at impaired cost. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets and the variability of our earnings will be dependent on the future fair value of such crypto assets. We have limited ability to predict whether the sale of crypto assets received from airdrops or forks will be material to our future earnings, which is dependent on the future market liquidity, viability and fair value of such crypto assets. Our current policy is not to monetize unsupported forks or airdrops held on our platform. Crypto assets received through airdrops and forks, at the time of the airdrop or fork and at the end of the periods presented, are not material to our financial statements.
As of June 30, 2023 and December 31, 2022, the cost basis and fair value of our crypto assets held at impaired cost was as follows:

	June 30,		December 31,
	2023		2022
	Cost(1)	Fair Value(2)	Cost(1)	Fair Value(2)

	(in millions)
Crypto assets held as investments:
Bitcoin(3)	$126.7	$279.8	$111.6	$151.8
Ethereum(3)	130.9	230.1	91.2	138.7
Other	63.9	139.2	85.9	135.8
Total crypto assets held as investments	321.5	649.1	288.7	426.3

Crypto assets held for operating purposes:
Bitcoin	8.1	9.8	5.4	5.8
Ethereum	25.1	36.4	24.4	25.8
Other	45.3	65.6	37.7	59.1
Total crypto assets held for operating purposes	78.5	111.8	67.5	90.7
Total crypto assets held	$400.0	$760.9	$356.2	$517.0
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

We view our crypto asset investments as long term holdings and we do not plan to engage in regular trading of crypto assets. From time to time, we may enter into derivatives or other financial instruments in an attempt to hedge our price exposure on our crypto assets held as investments. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Customer accommodations and corporate expenses denominated in crypto assets are fulfilled with crypto assets held for operational purposes. We recognized $3.8 million and $22.0 million of impairment expense on our crypto asset investment portfolio for the three and six months ended June 30, 2023, respectively.
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
We are required to maintain a collateral to loan ratio per our borrowing agreements. Any significant change in crypto asset prices could impact the value of the crypto asset borrowed or the value of crypto asset collateral. Recent downward trends in crypto asset prices have not had a material impact on the value of our corporate collateral. If crypto asset prices rise, we will post additional collateral to maintain required collateral loan ratios. We were in compliance with all collateral requirements as of June 30, 2023. See Risk Factors - We provide secured loans to our customers, which exposes us to credit risks and may cause us to incur financial or reputational harm included in Part II, Item 1A of this Quarterly Report on Form 10-Q for further information.
As of June 30, 2023 and December 31, 2022, the balance of our pledged collateral consisted of the following (in millions, except units):

	June 30, 2023		December 31, 2022
	Units	Fair Value	Units	Fair Value
Asset
USDC	54,493,037	$54.5	47,633,897	$47.6
Bitcoin	815	24.8	650	10.8
Fiat	N/A	0.1	N/A	41.6
Total		$79.4		$100.0
Customer crypto assets and liabilities
We safeguard customer crypto assets and the associated keys and are obligated to safeguard them from loss, theft, or other misuse. In accordance with recently adopted guidance, SAB 121, we record customer crypto liabilities, as well as a corresponding customer crypto asset on the condensed consolidated balance sheets, at fair value. See Note 8. Customer Assets and Liabilities of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information as of June 30, 2023.
As of June 30, 2023, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. See Risk Factors - Depositing and withdrawing crypto assets into and from our platform involves risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely impact our business included in Part II, Item 1A of this Quarterly Report on Form 10-Q for further information. We do not use customer crypto assets as collateral for any loan, margin, rehypothecation, or other similar activities without their consent to which we or our affiliates are a party.

Cash requirements and contractual obligations
Certain jurisdictions where we operate require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer custodial cash liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial cash, and in-transit customer receivables. As of June 30, 2023 and December 31, 2022, our eligible liquid assets were greater than the aggregate amount of customer custodial cash liabilities. We are also required to hold corporate liquid assets at our subsidiaries to meet capital requirements established by our regulators based on the value of crypto assets held in custody. We are in compliance with these capital requirements.
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

As of June 30, 2023, our material cash requirements and contractual obligations due within the next 12 months and in total consisted of the following (in millions):

	Amounts Due
	Next 12 Months	Total
Operating leases(1)	$12.9	$21.7
Non-cancelable purchase obligations(2)	288.9	580.1
2026 Convertible Notes(3)
Interest	6.8	20.0
Principal	—	1,373.0
2028 Senior Notes(4)
Interest	33.8	185.6
Principal	—	1,000.0
2031 Senior Notes(4)
Interest	36.3	308.1
Principal	—	1,000.0
Other(5)	29.4	29.4
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

See Notes 10. Accrued Expenses and Other Current Liabilities, 12. Indebtedness, 17. Income Taxes and 19. Commitments and Contingencies of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information relating to debt and income taxes as of June 30, 2023.

Cash flows

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$614,202	$(442,488)
Net cash used in investing activities	(12,754)	(618,620)
Net cash used in financing activities	(1,142,263)	(3,607,444)
Net decrease in cash, cash equivalents, and restricted cash	$(540,815)	$(4,668,552)
Effect of exchange rates on cash, cash equivalents, and restricted cash	$(4,370)	$(119,932)
Change in customer custodial cash	$(1,281,721)	$(3,345,085)
Operating activities
Net cash provided by operating activities was $614.2 million for the six months ended June 30, 2023. Our net cash provided by operating activities reflected a net loss of $176.3 million, which included non-recurring losses from our reduction in force in January 2023 of $60.4 million relating to separation pay and other personnel costs. Our non-cash adjustments were $463.7 million, which was driven by stock-based compensation expense, depreciation and amortization, crypto asset impairment expense, realized loss on crypto futures contract, and non-cash lease expense. This was partially offset by realized gains on crypto assets driven by net crypto assets received from operating activities, deferred income taxes, and a gain on the repurchases of our 2026 Convertible Notes. In addition to these changes were changes in operating assets and liabilities of $326.8 million, which was primarily driven by reductions in corporate USDC to facilitate customer mints and burns.
Net cash used in operating activities was $442.5 million for the six months ended June 30, 2022. Our net cash used in operating activities reflected net loss of $1.5 billion, partially offset by non-cash adjustments of $1.3 billion, which was driven by stock-based compensation expense, crypto asset impairment expense, unrealized losses on foreign exchange, depreciation and amortization expense, impairment expense on ventures investments, non-cash lease expense and other impairment expense. This was partially offset by deferred income taxes and realized gains on crypto assets driven by net crypto assets received from operating activities. In addition to these changes were changes in operating assets and liabilities of $215.7 million.
Investing activities
Net cash used in investing activities of $12.8 million for the six months ended June 30, 2023 was due to $34.7 million in net outflow for institutional and consumer loans originated and repaid, $30.7 million in net cash paid in the One River acquisition, $30.6 million in capitalized internal-use software development costs, $4.8 million in investments of companies and technologies and a $1.0 million outflow for the settlement of a crypto futures contract, net of collateral returned. This was partially offset by $89.0 million in net inflow for the sale and purchase of crypto assets.
Net cash used in investing activities of $618.6 million for the six months ended June 30, 2022 was due to $443.7 million in net outflow for the purchase and sale of crypto assets, $186.2 million in net cash paid in the Unbound Security and FairXchange acquisitions, $46.9 million in investments of companies and technologies and $32.1 million in capitalized internal-use software development costs. This was partially offset by $92.5 million in net inflow for consumer loans repaid and originated.

Financing activities
Net cash used in financing activities of $1.1 billion for the six months ended June 30, 2023 was due to changes in customer custodial cash liabilities of $988.0 million, $115.4 million of taxes paid related to net share settlements of equity awards, $52.1 million in repayments of short-term borrowings, and $45.5 million in repurchases of our 2026 Convertible Notes. This was partially offset by $31.6 million of proceeds received from the issuance of short-term borrowings, $16.6 million of proceeds from the issuance of common stock from stock option exercises, net of repurchases, and $9.0 million of proceeds received under our employee stock purchase plan.
Net cash used in financing activities of $3.6 billion for the six months ended June 30, 2022, was due to changes in customer custodial cash liabilities of $3.4 billion, $213.1 million of taxes paid related to net share settlement of equity awards and $170.0 million in repayments of short-term borrowings. This was partially offset by $149.4 million of proceeds received from the issuance of short-term borrowings, net of issuance costs, $31.9 million of proceeds from the issuance of common stock from stock option exercises, net of repurchases and $12.0 million of proceeds received under our employee stock purchase plan.
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
Interest rate risk
We had cash and cash equivalents, including restricted cash and customer custodial funds, of $9.0 billion and $9.5 billion as of June 30, 2023 and December 31, 2022, respectively. Our investment policy and strategy related to our cash and cash equivalents and customer custodial funds is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents consist of money market funds denominated in U.S. dollars and cash deposits. We also earn interest income from a revenue agreement we hold with the issuer of USDC. Changes in interest rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis points increase or decrease in interest rates would have resulted in a $50.5 million and $110.8 million increase or decrease in total revenue for the three and six months ended June 30, 2023, respectively, and $44.4 million and $87.5 million increase or decrease in total revenue for the three and six months ended June 30, 2022, respectively.
Foreign currency risk
Foreign currency transaction risk
Revenues, expenses, and financial results of our foreign subsidiaries are recorded in the functional currency of these subsidiaries. Our foreign currency exposure is primarily related to transactions denominated in Euros and British Pounds attributable to cash and cash equivalents, customer custodial funds and customer custodial cash liabilities and other intercompany transactions where the transaction currency is different from a subsidiary’s functional currency. Changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our results of operations as expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in our results of operations as a result of gains or losses on the settlement and the remeasurement of monetary assets and liabilities denominated in foreign currencies that are not the functional currency. We recognized a net foreign currency gain of $3.3 million and a net foreign currency loss of $10.5 million for the three and six months ended June 30, 2023, respectively, compared to net foreign currency losses of $103.1 million and $134.4 million recognized for the three and six months ended June 30, 2022, respectively, in other (income) expense, net in the condensed consolidated statements of operations.
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
Foreign currency translation risk
Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized a loss on translation adjustments, net of tax, of $5.4 million and a gain on translation adjustments, net of tax of $4.8 million for the three and six months ended June 30, 2023, respectively, compared to losses on translation adjustments, net of tax, of $14.3 million and $14.8 million for the three and six months ended June 30, 2022, respectively, in the condensed consolidated statements of comprehensive loss.

Market volatility and other risks associated with derivatives
We have exposure to derivatives and related hedges measured at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility.
For more information on our derivatives and related hedges measured at fair value, see Notes 2. Summary of Significant Accounting Policies, 6. Accounts and Loans Receivable, Net of Allowance, 9. Prepaid Expenses and Other Assets, 10. Accrued Expenses and Other Current Liabilities, and 13. Derivatives, of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2023 and December 31, 2022, a 10% increase or decrease in the fair value of the derivative positions would not have a material impact on our financial results.
Equity investment risk
We hold strategic investments in privately held companies in the form of equity securities without readily determinable fair values in which we do not have a controlling interest or significant influence. These investments are subject to a wide variety of market and price-related risks due to the lack of readily available market data, which requires us to make significant estimates and assumptions that could substantially impact the carrying value of the investments. We perform a qualitative assessment of our portfolio of strategic equity investments on a quarterly basis for indicators of impairment. Our analysis includes a review of operating results, credit rating, asset quality and business prospects of the investees, changes in the regulatory and macroeconomic environment, and general market conditions of the geographical area or industry in which our investees operate. If indicators of impairment exist and the estimated fair value of an investment is below the carrying amount, we will write down the investment to fair value. As of June 30, 2023 and December 31, 2022, our strategic equity investments in privately held companies were $304.8 million and $326.7 million, respectively. We are required to record all adjustments to the fair value of our investments through our condensed consolidated statements of operations under other (income) expense, net. During the three and six months ended June 30, 2023, we recognized impairment expense of $3.2 million and $8.2 million, respectively, related to our strategic investments in privately held companies. During the three and six months ended June 30, 2022, we recognized impairment expense of $69.3 million related to our strategic investments in privately held companies. We anticipate volatility to our net income (loss) in future periods due to changes in the fair values associated with these investments and changes in observable prices and similar transactions that could impact our fair value assessments. Based on future market conditions, these changes could be material to our financial results. For more information, see Note 9. Prepaid Expenses and Other Assets of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
We record impairment charges on our crypto assets held when crypto asset prices decrease below the carrying value of these crypto assets. As of June 30, 2023 and 2022, a 10% decrease in crypto asset prices would not have a material impact on our financial results. For more information, see Note 7. Goodwill, Intangible Assets, Net, and Crypto Assets Held of the Notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material legal proceedings in which we are involved, see Note 19, Commitments and Contingencies, in the Notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. However, we are subject to regulatory oversight by numerous state, federal, and foreign regulators and we are and we may become subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business. For example, we have received investigative subpoenas and other inquiries from various state agencies and attorneys general for documents and information pertaining to our business practices and policies, customer complaints, asset launches, certain ongoing litigation, and certain transfers of crypto assets. In addition, we have received investigative subpoenas from the SEC and similar subpoenas and demand letters from various state regulators for documents and information about certain of our customer programs, operations, and intended future products, including our staking, stablecoin and yield-generating products. We intend to cooperate fully with such investigations. These examples are not exhaustive.

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
As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. In particular, our subscription and services revenue has grown over time, with interest income received in connection with USDC becoming a more meaningful revenue contributor. Therefore, our operating results could fluctuate significantly as a result of changes in the demand for our subscription and service offerings, in the demand for USDC, the balance of USDC on our platform, in interest rates, and to our ongoing relationships with third parties, such as the issuer of USDC.
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
•adverse legal proceedings or regulatory enforcement actions, judgments, or settlements impacting cryptoeconomy participants;
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
•interruptions or temporary suspensions or other compulsory restrictions in products or services from or failures of major crypto platforms;
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
While we support a diverse portfolio of crypto assets for trading, staking and custody, our net revenue is concentrated in a limited number of areas, such as transactions in Bitcoin and Ethereum for transaction revenue and interest income in connection with USDC for subscription and services revenue. Since 2022, we have derived a more meaningful amount of our net revenue from interest income, primarily in connection with USDC, than we have historically. For the six months ended June 30, 2023 and the year ended December 31, 2022, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove approximately 58% and 55% of total Trading Volume on our platform during these periods, respectively. Moreover, during 2022, the value of Bitcoin and Ethereum declined steeply and if the value of Bitcoin and Ethereum do not recover or further decline, our business and operating results could be adversely affected. As such, in addition to the factors impacting the broader cryptoeconomy described in this section, our revenue may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
•the migration of Ethereum to a proof-of-stake model;
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
•adverse legal proceedings or regulatory enforcement actions, judgments, or settlements impacting cryptoeconomy participants;
•regulatory, legislative or other compulsory or informal restrictions or limitations on Bitcoin or Ethereum lending, mining or staking activities;
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
Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems and customers’ crypto assets. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. We may also acquire other companies that expose us to unexpected security risks or increase costs to improve the security posture of the acquired company. Further, there has been an increase in such threat actor activities as a result of the coronavirus, or COVID-19, pandemic. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.
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

Additionally, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the cryptoeconomy. For example, following the failure of several prominent crypto trading venues and lending platforms, such as FTX, Celsius Networks, Voyager and Three Arrows Capital in 2022 (the “2022 Events”), the U.S. Congress expressed the need for both greater federal oversight of the cryptoeconomy and comprehensive cryptocurrency legislation. Presently, and in the future, various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the cryptoeconomy generally, and crypto asset platforms in particular. Other companies’ failures of risk management and other control functions that played a role in the 2022 Events could accelerate an existing regulatory trend toward stricter oversight of crypto asset platforms and the cryptoeconomy. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the cryptoeconomy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. For example, in April 2023, the SEC reopened a comment period for amendments to Rule 3b-16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that could subject several cryptoeconomy participants and systems to registration or other operational compliance requirements under the Exchange Act. If the SEC’s proposed amendment is adopted in its current form, we, along with other cryptoeconomy participants, could face significant additional uncertainty and risk of increased operational costs. If we are unable to comply with any new requirements, our ability to offer our products and services in their current form may be adversely affected. Additionally, under recommendations from the Financial Crimes Enforcement Network (“FinCEN”), and the Financial Action Task Force (“FATF”), the United States and several foreign jurisdictions have or are likely to impose the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may face substantial costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. In December 2020, FinCEN released a proposed rule that would require us to collect personal information from the owners of self-custodied wallets that transfer cryptocurrencies to or receive cryptocurrencies from us, and report certain transactions to the federal government. There are substantial uncertainties on how these requirements would apply in practice, and we may face substantial costs to operationalize and comply with these rules.
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

Due to our business activities, we are subject to ongoing examinations, oversight, and reviews and currently are, and expect in the future, to be subject to investigations and inquiries, by U.S. federal and state regulators and foreign financial service regulators, many of which have broad discretion to audit and examine our business. We are periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have, are, and may in the future require us to take certain actions, including amending, updating, or revising our compliance measures from time to time, limiting the kinds of customers that we provide services to, changing, terminating, or delaying our licenses and the introduction of our existing or new product and services, and undertaking further external audit or being subject to further regulatory scrutiny, including investigations and inquiries. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business, as well as increased costs, and supervision and examination for ourselves, our agents, and service providers. For example, in June 2023, the SEC filed a complaint in the U.S. District Court for the Southern District of New York against us and Coinbase, Inc. alleging that (i) Coinbase, Inc. has acted as an unregistered securities exchange, broker, and clearing agency in violation of Sections 5, 15(a) and 17A(b) of the Exchange Act and that, through its staking program, Coinbase, Inc. has offered and sold securities without registering its offers and sales in violation of Sections 5(a) and 5(c) of the Securities Act of 1933, as amended (the “Securities Act”), and (ii) we are liable for the alleged violations as an alleged control person of Coinbase, Inc. (the “June 2023 SEC Complaint”). Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.
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
Given the uneven enforcement by United States and foreign regulators, many of these competitors have been able to operate from offshore while offering large numbers of products and services to consumers, including in the United States, Europe, and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions, and historically without penalty. Due to our regulated status in several jurisdictions and our commitment to legal and regulatory compliance, we have not been able to offer many popular products and services, including products and services that our unregulated or less regulated competitors are able to offer to a group that includes many of our customers, which may adversely impact our business, financial condition, and results of operations.
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
We also compete against an increasing number of decentralized and noncustodial platforms. On these platforms, users can interact directly with a market-making smart contract or onchain trading mechanism to exchange one type of crypto asset for another without any centralized intermediary. These platforms are typically not as easy to use as our platform, and some lack the speed and liquidity of centralized platforms, but various innovative models and incentives have been designed to bridge the gap. In addition, such platforms have low startup and entry costs as market entrants often remain unregulated and have minimal operating and regulatory costs. A significant number of decentralized platforms have recently been developed and released, including on Ethereum, Tron, Polkadot, and Solana, and many such platforms have experienced significant growth and adoption. For instance, we have seen increased interest in certain decentralized platforms with transaction volumes rivaling our own platform on multiple occasions, and expect interest in decentralized and noncustodial platforms to grow further as the industry develops. If the demand for decentralized platforms grows and we are unable to compete with these decentralized and noncustodial platforms, our business may be adversely affected.

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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. For example, in January 2023, we settled a New York Department of Financial Services (“NYDFS”) compliance investigation for a monetary penalty of $50.0 million and a separate commitment to make $50.0 million in compliance program investments by the end of 2024. In June 2023, the SEC filed the June 2023 SEC Complaint, in connection with which the SEC is seeking, among other relief, injunctive relief, disgorgement, and civil money penalties, and we and Coinbase, Inc. subsequently filed an answer to the June 2023 SEC Complaint. The impact of the litigation relating to the June 2023 SEC Complaint, including the costs, timing, results and other potential consequences thereof, are unknown at this time. An adverse resolution of the June 2023 SEC Complaint could have a material impact on our business, operating results and financial condition. Additionally, we are currently subject to securities class actions and shareholder derivative actions. Furthermore, in June 2023, we and Coinbase, Inc. were issued notices, show-cause orders, and cease-and-desist letters, and became the subject of various legal actions initiated by U.S. state securities regulators in the states of Alabama, California, Illinois, Kentucky, Maryland, New Jersey, South Carolina, Vermont, Washington and Wisconsin alleging violations of state securities laws with respect to staking services provided by Coinbase, Inc. (the “State Staking Actions”). In July 2023, we and Coinbase, Inc. entered into agreements with state securities regulators in California, New Jersey, South Carolina and Wisconsin, pursuant to which customers in those states will no longer be able to stake new funds, in each case pending final adjudication of the matters. For a description of certain such litigation, regulatory investigations, and other proceedings, please see Note 19. Commitments and Contingencies, in the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
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
A particular crypto asset, product or service’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset or product offering, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
The SEC and its staff have taken the position that a range of crypto assets, products and services fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset, product or service is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on its assessment of the status of any particular crypto asset, product or service as a security. Furthermore, the SEC’s views in this area have evolved over time, and, at times, have appeared contradictory, and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff.

Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset, product or service is a security or constitutes a securities offering under federal securities laws is ultimately determined by a federal court. Moreover, the SEC and the Commodities Futures Trading Commission (the “CFTC”) and their senior officials have, at times, taken conflicting positions in speeches and enforcement actions as to whether a particular crypto asset is a security or commodity. There is currently no certainty under the applicable legal test as to whether particular crypto assets, products or services are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed a “security” or “securities offering” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.
Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets, products and services as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain crypto assets, products or services may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets, products or services as “securities.”
The classification of a crypto asset, product or service as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing, as applicable, of such assets, products or services. For example, a crypto asset, product or service that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in crypto assets, products or services that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade crypto assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an ATS in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.
We have policies and procedures to analyze whether each crypto asset that we seek to facilitate trading of on Coinbase Spot Market, as well as our products and services, could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which we use to make a risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed a “security” under applicable laws.

Because Coinbase Spot Market, Coinbase Prime and Coinbase app are not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), we only permit trading of those crypto assets, and offer products and services, for which we determine there are reasonably strong arguments to conclude that the crypto asset, product or service is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance on crypto assets, products and services and to facilitate informed risk-based business judgment. In addition, as we shared in our petition for SEC rulemaking, we remain open to registering or relying on an exemption to facilitate and offer the sale of crypto asset securities. We recognize that the application of securities laws to the specific facts and circumstances of crypto assets, products and services may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. Regardless of our conclusions, we have been, and could in the future be, subject to legal or regulatory action in the event the SEC or a state or foreign regulatory authority were to assert, or a court were to determine, that a supported crypto asset, product or service offered, sold, or traded on our platform or a product or service that we offer is a “security” under applicable laws. There can be no assurance that we will properly characterize over time any given crypto asset, product or service offering as a security or non-security, or that the SEC, foreign regulatory authority, or a court having final determinative authority on the topic, if the question was presented to it, would agree with our assessment. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, legislative developments, facts, and developments in technology. In June 2023, the SEC filed the June 2023 SEC Complaint. We and Coinbase, Inc. subsequently filed an answer to the June 2023 SEC Complaint in June 2023. Additionally, in June 2023, we and Coinbase, Inc. became the subject of the State Staking Actions.

If an applicable regulatory authority or a court, in either case having final determinative authority on the topic, were to determine that a supported crypto asset, product or service currently offered, sold, or traded on our platform is a security, we would not be able to offer such crypto asset for trading, or product or service on our platform, until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an asset that we currently support for trading on our platform, or product or service that we offer on our platform, constitutes a security may result in us removing that crypto asset from or ceasing to offer that product or service on our platform, and may also result in us determining that it is advisable to remove assets from our platform, or to cease offering products and services on our platform, that have similar characteristics to the asset, product or service that was alleged or determined to be a security. Alternatively, we may determine not to remove a particular crypto asset from Coinbase Spot Market or to continue to offer a product or service on our platform even if the SEC or another regulator alleges that the crypto asset, product or service is a security, pending a final judicial determination as to that crypto asset, product or service’s proper characterization, and the fact that we waited for a final judicial determination would generally not preclude penalties or sanctions against us for our having previously made our platform available for trading that crypto asset or offering that product or service on our platform without registering as a national securities exchange or ATS or registering tokens that we may issue, such as our cbETH token or our staking services, with the SEC. As such, we could be subject to judicial or administrative sanctions for failing to offer or sell the crypto asset, product or service in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration, including in connection with the June 2023 SEC Complaint. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported crypto asset on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated on the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported crypto asset other than via our licensed subsidiaries, which could negatively impact our business, operating results, and financial condition. Additionally, the SEC has brought and may in the future bring enforcement actions against other cryptoeconomy participants and their product offerings and services that may cause us to modify or discontinue a product offering or service on our platform. If we were to modify or discontinue any product offering or service or remove any assets from trading on our platform for any reason, our decision may be unpopular with users, may reduce our ability to attract and retain customers (especially if similar products, services or such assets continue to be offered or traded on unregulated exchanges, which includes many of our competitors), and may adversely affect our business, operating results, and financial condition.
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
We rely on bank relationships to provide our platform and custodial services. In particular, customer cash holdings on our platform are held with one or more of our multiple banking partners. As a registered money services business with FinCEN under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations enforced by FinCEN, or collectively, the BSA, a licensed money transmitter in a number of U.S. states and territories, a licensee under NYDFS’s Virtual Currency Business Activity regime, commonly referred to as a BitLicense, a licensed electronic money institution under both the U.K. Financial Conduct Authority and the Central Bank of Ireland, and a limited purpose trust company chartered by the NYDFS, our banking partners view us as a higher risk customer for purposes of their anti-money laundering programs. We may face difficulty establishing or maintaining banking relationships due to instability in the global banking system, increasing regulatory uncertainty and scrutiny, or our banking partners’ policies and some prior bank partners have terminated their relationship with us or have limited access to bank services. The loss of these banking partners or the imposition of operational restrictions by these banking partners and the inability for us to utilize other redundant financial institutions may result in a disruption of business activity as well as regulatory risks. In addition, as a result of the myriad of regulations, the risks of crypto assets generally, the adverse reputational impact of the 2022 Events on our industry, or in the event of an adverse outcome of the June 2023 SEC Complaint, financial institutions in the United States and globally may decide to not provide, or be prohibited from providing, account, custody, or other financial services to us or the cryptoeconomy generally. Further, we have existing redundancies in U.S. and global financial institutions that work with crypto companies with which we engage.
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
We have a substantial amount of indebtedness and other obligations. As of June 30, 2023, we had approximately $3.37 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $2.0 billion of our Senior Notes and $1.37 billion of our 2026 Convertible Notes.
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
We hold investments in various DeFi protocols. These protocols achieve their investment purposes through self-executing smart contracts that allow users to invest crypto assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn with no restrictions. However, these DeFi protocols are subject to various risks, including uncertain regulatory and compliance conditions in large markets such as the United States, the risk that the underlying smart contract is insecure, the risk that borrowers may default and the investor will not be able to recover its investment, the risk that any underlying collateral may experience significant volatility, and the risk of certain core developers with protocol administration rights can make unauthorized or harmful changes to the underlying smart contract. If any of these risks materialize, our investments in these DeFi protocols may be adversely impacted.
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
In March 2023, the FASB issued Proposed Accounting Standards Update, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 350-60”). The comment period closed on June 6, 2023. If adopted, ASU 350-60 would require us to measure crypto assets that meet the scope criteria at fair value and to reflect changes in fair value in net income each reporting period. We would be required to recognize transaction costs to acquire a crypto asset, such as commissions and other related transaction fees, as an expense as incurred. The amendments in ASU 350-60 would also require us to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets separately from changes in the carrying amounts of other intangible assets on the income statement. While ASU 350-60 provides clarity on expected changes to the accounting standards for crypto assets, the final accounting standard may not resolve all uncertainties regarding how we account for crypto asset transactions, crypto assets, and related revenue.
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

Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general macroeconomic, political and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently subject to stockholder litigation and in June 2023 the SEC filed the June 2023 SEC Complaint, as described in the section titled “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, and may continue to be the target of these types of actions or additional regulatory uncertainty and scrutiny in the future. Securities or regulatory actions against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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
Certain stock index providers exclude companies with multiple classes of shares of common stock from being added to certain stock indices. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any exclusion from stock indices could result in less demand for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
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
As of June 30, 2023, we had 30,693,838 options outstanding that, if fully exercised, would result in the issuance of 4,049,732 shares of Class B common stock and the issuance of 26,644,106 shares of Class A common stock and 8,954,472 shares of Class A common stock outstanding subject to restricted stock units (RSUs) and performance restricted stock units (PRSUs). All of the shares of Class A common stock and Class B common stock issuable upon the exercise of stock options or vesting and settlement of RSUs and PRSUs, and reserved for future issuance under our equity incentive plans, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144 under the Securities Act.
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
None.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock and Class B common stock made by us in the three months ended June 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 1 – April 30, 2023	—	$—
May 1 – May 31, 2023	—	—
June 1 – June 30, 2023	1	22.61
	1	$22.61
___________________
(1)Represents shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We repurchased the shares from the former employees’ at the respective original exercise prices.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Plans
The Company’s directors and Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended June 30, 2023, one of the Company’s directors and one of the Company’s Section 16 officers adopted new Rule 10b5-1 Plans. The Plans (as defined below) were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.
On June 3, 2023, Kathryn Haun, a member of the Company’s board of directors, and Lawrence Brock, the Company’s Chief People Officer, each entered into a Rule 10b5-1 Plan for the sale of shares of the Company’s Class A common stock owned by Ms. Haun and Gherardesca LLC, of which Ms. Haun is an investment manager (the “Haun Plan”), and by Mr. Brock (the “Brock Plan” and together, the “Plans”).
The Brock Plan provides for the potential sale of up to 546,189 shares of the Class A common stock, including upon the vesting and settlement of restricted stock units for shares of the Class A common stock, at the market price of the Class A common stock, and the exercise of vested stock options for shares of the Class A common stock, so long as the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Brock Plan, between an estimated start date of September 1, 2023 and November 29, 2024.
The Haun Plan provides for the potential sale of up to 51,005 shares of the Class A common stock, so long as the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Haun Plan, between an estimated start date of September 1, 2023 and August 28, 2024.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted as in iXBRL and contained in Exhibit 101					X
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

COINBASE GLOBAL, INC.

Date: August 3, 2023	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)