Form 10-Q
period 2023-09-30
Coinbase Global, Inc.
filed 2023-11-02
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 26, 2023, the number of shares of the registrant's Class A common stock outstanding was 192,049,284 and the number of shares of the registrant's Class B common stock outstanding was 47,196,267.

(1) We are a remote-first company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, stockholder communications required to be sent to our principal executive offices may be directed to the email address: secretary@coinbase.com, or to our agent for service of process at The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801.

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
•general macroeconomic conditions, including interest rates, inflation, instability in the global banking system, economic downturns, and other global events, including regional wars and conflicts and government shutdowns;
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
•Our total revenue is substantially dependent on the prices of crypto assets and volume of transactions conducted on our platform. If such price or volume declines, our business, operating results, and financial condition would be adversely affected and the price of our Class A common stock could decline;

•Our net revenue may be concentrated in a limited number of areas. Within transaction revenue and subscription and services revenue, a meaningful concentration is from transactions in Bitcoin and Ethereum and stablecoin revenue in connection with USDC, respectively. If revenue from these areas declines and is not replaced by new demand for crypto assets or other products and services, our business, operating results, and financial condition could be adversely affected;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value data)
(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$5,100,799	$4,425,021
Restricted cash	26,319	25,873
Customer custodial funds	3,474,489	5,041,119
Safeguarding customer crypto assets	114,291,909	75,413,188
USDC	400,799	861,149
Accounts and loans receivable, net of allowance	397,466	404,376
Income tax receivable	69,727	60,441
Prepaid expenses and other current assets	157,714	217,048
Total current assets	123,919,222	86,448,215
Crypto assets held	455,986	424,393
Lease right-of-use assets	15,412	69,357
Property and equipment, net	202,274	171,853
Goodwill	1,139,670	1,073,906
Intangible assets, net	94,935	135,429
Other non-current assets	1,478,096	1,401,720
Total assets	$127,305,595	$89,724,873
Liabilities and Stockholders’ Equity
Current liabilities:
Customer custodial cash liabilities	$3,474,489	$4,829,587
Safeguarding customer crypto liabilities	114,291,909	75,413,188
Accounts payable	36,744	56,043
Accrued expenses and other current liabilities	374,374	331,236
Crypto asset borrowings	109,255	151,505
Lease liabilities, current	12,015	33,734
Total current liabilities	118,298,786	80,815,293
Lease liabilities, non-current	5,690	42,044
Long-term debt	3,076,599	3,393,448
Other non-current liabilities	3,395	19,531
Total liabilities	121,384,470	84,270,316
Commitments and contingencies (Note 20)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; 191,973 and 182,796 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	2
Class B common stock, $0.00001 par value; 500,000 shares authorized at September 30, 2023 and December 31, 2022; 47,196 and 48,070 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	4,418,327	3,767,686
Accumulated other comprehensive loss	(44,113)	(38,606)
Retained earnings	1,546,909	1,725,475
Total stockholders’ equity	5,921,125	5,454,557
Total liabilities and stockholders’ equity	$127,305,595	$89,724,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Net revenue	$623,004	$576,375	$2,021,902	$2,543,869
Other revenue	51,144	13,964	132,686	21,231
Total revenue	674,148	590,339	2,154,588	2,565,100
Operating expenses:
Transaction expense	90,577	101,876	295,146	546,889
Technology and development	322,756	556,338	1,001,454	1,736,251
Sales and marketing	78,178	75,888	226,007	416,986
General and administrative	252,630	339,157	760,379	1,222,904
Restructuring	(860)	(1,232)	142,594	41,221
Crypto asset impairment, net	7,180	12,150	17,089	654,962
Other operating expense (income), net	3,512	62,646	(10,806)	101,223
Total operating expenses	753,973	1,146,823	2,431,863	4,720,436
Operating loss	(79,825)	(556,484)	(277,275)	(2,155,336)
Interest expense	20,821	21,507	64,029	67,301
Other (income) expense, net	(135,307)	65,699	(131,606)	271,067
Income (loss) before income taxes	34,661	(643,690)	(209,698)	(2,493,704)
Provision for (benefit from) income taxes	36,926	(99,055)	(31,132)	(425,756)
Net loss	$(2,265)	$(544,635)	$(178,566)	$(2,067,948)
Net loss attributable to common stockholders:
Basic	$(2,265)	$(544,635)	$(178,566)	$(2,067,948)
Diluted	$(2,265)	$(544,635)	$(178,566)	$(2,073,343)
Net loss per share attributable to common stockholders:
Basic	$(0.01)	$(2.43)	$(0.76)	$(9.37)
Diluted	$(0.01)	$(2.43)	$(0.76)	$(9.39)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders:
Basic	237,270	223,916	234,479	220,816
Diluted	237,270	223,916	234,479	220,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(2,265)	$(544,635)	$(178,566)	$(2,067,948)
Other comprehensive loss
Translation adjustment, net of tax	(10,321)	(18,310)	(5,507)	(33,098)
Comprehensive loss	$(12,586)	$(562,945)	$(184,073)	$(2,101,046)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(unaudited)

	Three Months Ended September 30,
			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at July 1, 2023	236,888	$2	$4,239,319	$(33,792)	$1,549,174	$5,754,703
Issuance of common stock upon exercise of stock options, net of repurchases	660	—	11,383	—	—	11,383
Stock-based compensation expense	—	—	233,904	—	—	233,904
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	1,621	—	(68,570)	—	—	(68,570)
Other	—	—	2,291	—	—	2,291
Comprehensive loss	—	—	—	(10,321)	—	(10,321)
Net loss	—	—	—	—	(2,265)	(2,265)
Balance at September 30, 2023	239,169	$2	$4,418,327	$(44,113)	$1,546,909	$5,921,125

Balance at July 1, 2022	224,398	$2	$3,004,459	$(18,183)	$2,827,111	$5,813,389
Issuance of common stock upon exercise of stock options, net of repurchases	812	—	10,318	—	—	10,318
Stock-based compensation expense	—	—	417,721	—	—	417,721
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	1,395	—	(55,613)	—	—	(55,613)
Other	—	—	3,445	—	—	3,445
Comprehensive loss	—	—	—	(18,310)	—	(18,310)
Net loss	—	—	—	—	(544,635)	(544,635)
Balance at September 30, 2022	226,605	$2	$3,380,330	$(36,493)	$2,282,476	$5,626,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(unaudited)

	Nine Months Ended September 30,
			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at January 1, 2023	230,866	$2	$3,767,686	$(38,606)	$1,725,475	$5,454,557
Issuance of common stock upon exercise of stock options, net of repurchases	1,840	—	29,384	—	—	29,384
Stock-based compensation expense	—	—	661,510	—	—	661,510
Issuance of equity instruments as consideration for business combination	961	—	44,995	—	—	44,995
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	5,248	—	(183,962)	—	—	(183,962)
Issuance of common stock under the ESPP	254	—	12,381	—	—	12,381
Stock-based compensation expense recognized in relation to restructuring	—	—	84,042	—	—	84,042
Other	—	—	2,291	—	—	2,291
Comprehensive loss	—	—	—	(5,507)	—	(5,507)
Net loss	—	—	—	—	(178,566)	(178,566)
Balance at September 30, 2023	239,169	$2	$4,418,327	$(44,113)	$1,546,909	$5,921,125

Balance at January 1, 2022	217,117	$2	$2,034,658	$(3,395)	$4,350,424	$6,381,689
Issuance of common stock upon exercise of stock options, net of repurchases	3,052	—	45,260	—	—	45,260
Stock-based compensation expense	—	—	1,232,815	—	—	1,232,815
Issuance of equity instruments as consideration for business combinations	1,663	—	314,356	—	—	314,356
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	4,618	—	(268,746)	—	—	(268,746)
Issuance of common stock under the ESPP	155	—	14,863	—	—	14,863
Other	—	—	7,124	—	—	7,124
Comprehensive loss	—	—	—	(33,098)	—	(33,098)
Net loss	—	—	—	—	(2,067,948)	(2,067,948)
Balance at September 30, 2022	226,605	$2	$3,380,330	$(36,493)	$2,282,476	$5,626,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(178,566)	$(2,067,948)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	110,157	113,721
Investment impairment expense	9,062	70,866
Other impairment expense	10,069	9,071
Stock-based compensation expense	616,785	1,135,078
Restructuring stock-based compensation expense	84,042	—
Provision for transaction losses and doubtful accounts	10,356	(7,599)
Loss on disposal of property and equipment	7,567	—
Deferred income taxes	(50,217)	(444,225)
Unrealized loss on foreign exchange	17,314	192,253
Fair value gain on foreign exchange derivatives	—	(22,935)
Non-cash lease expense	37,271	23,374
Change in fair value of contingent consideration	436	(7,175)
(Gain) loss on investments	(49,301)	1,118
Fair value (gain) loss on derivatives	(14,332)	3,351
Amortization of debt discount and issuance costs	6,665	7,042
Gain on extinguishment of long-term debt, net	(99,446)	—
Realized loss on crypto futures contract	43,339	—
Crypto asset impairment expense	77,151	689,077
Crypto assets received as revenue	(299,304)	(376,990)
Crypto asset payments for expenses	185,149	332,897
Realized gain on crypto assets	(110,610)	(34,274)
Changes in operating assets and liabilities:
USDC	464,728	(298,236)
Accounts and loans receivable	81,317	(21,520)
Deposits in transit	(28,055)	53,731
Income taxes, net	(157)	4,785
Other current and non-current assets	21,244	(104,801)
Accounts payable	(18,745)	24,667
Lease liabilities	(36,045)	(7,758)
Other current and non-current liabilities	30,263	(107,553)
Net cash provided by (used in) operating activities	928,137	(839,983)
Cash flows from investing activities
Purchase of property and equipment	(533)	(3,747)
Proceeds from sale of property and equipment	275	—
Capitalized internal-use software development costs	(51,638)	(47,831)
Business combinations, net of cash acquired	(30,730)	(186,150)
Purchase of investments	(8,459)	(57,716)
Proceeds from settlement of investments	3,266	1,497
Loans originated	(348,252)	(189,137)
Proceeds from repayment of loans	242,384	290,928
Assets pledged as collateral	(18,295)	—
Assets pledged as collateral returned	55,989	—
Settlement of crypto futures contract	(43,339)	—
Purchase of crypto assets held	(150,827)	(1,339,689)
Disposal of crypto assets held	265,042	894,147
Net cash used in investing activities	(85,117)	(637,698)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	27,653	40,978
Taxes paid related to net share settlement of equity awards	(183,962)	(268,746)
Proceeds received under the ESPP	14,254	16,064
Other financing activities	—	3,679
Customer custodial cash liabilities	(1,349,666)	(3,977,293)
Repayment of long-term debt	(222,664)	—
Assets received as collateral	5,324	—
Assets received as collateral returned	(4,585)	—
Proceeds from short-term borrowings	31,640	149,400
Repayments of short-term borrowings	(52,122)	(170,000)
Net cash used in financing activities	(1,734,128)	(4,205,918)
Net decrease in cash, cash equivalents, and restricted cash	(891,108)	(5,683,599)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(27,353)	(376,261)
Cash, cash equivalents, and restricted cash, beginning of period	9,429,646	17,680,662
Cash, cash equivalents, and restricted cash, end of period	$8,511,185	$11,620,802

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$5,100,799	$5,006,584
Restricted cash	26,319	23,113
Customer custodial cash	3,384,067	6,591,105
Total cash, cash equivalents, and restricted cash	$8,511,185	$11,620,802

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$42,913	$43,630
Cash paid during the period for income taxes	19,676	17,762
Operating cash outflows for amounts included in the measurement of operating lease liabilities	11,173	10,845

Supplemental schedule of non-cash investing and financing activities
Unsettled purchases of property and equipment	$—	$177
Right-of-use assets obtained in exchange for operating lease obligations	447	3,059
Non-cash consideration paid for business combinations	51,494	324,925
Purchase of crypto assets and investments with non-cash consideration	11,234	17,898
Disposal of crypto assets and investments for non-cash consideration	8,616	—
Redemption of investments with non-cash consideration	—	5,000
Crypto assets borrowed	399,460	728,490
Crypto assets borrowed repaid with crypto assets	437,254	1,182,479
Crypto loans originated	409,027	—
Crypto loans repaid	446,095	—
Realized gain on crypto assets held as investments	48,491	—
Non-cash assets pledged as collateral	128,587	—
Non-cash assets pledged as collateral returned	140,818	—
Non-cash assets received as collateral	242,883	—
Non-cash assets received as collateral returned	237,681	—

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
The Company is a remote-first company. Accordingly, the Company does not maintain a headquarters or principal executive offices. Substantially all of the Company’s executive team meetings are held virtually, with meetings occasionally held in-person at locations that are either not in the Company’s offices or in various of the Company’s offices distributed around the world. The Company holds all of its stockholder meetings virtually.
On April 14, 2021, the Company completed the direct listing of its Class A common stock on the Nasdaq Global Select Market (the “Direct Listing”).
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements and in management’s opinion, reflect all the adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other period.
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
Significant estimates and assumptions include the determination of the recognition, measurement, and valuation of current and deferred income taxes; the fair value of performance stock-based awards issued; the useful lives of long-lived assets; the impairment of long-lived assets; the valuation of privately-held strategic investments, including impairments; the fair value of safeguarding customer crypto assets and liabilities; the fair value of assets acquired and liabilities assumed in business combinations; the fair value of derivatives and related hedges; assessing the likelihood of adverse outcomes from claims and disputes; and loss provisions.
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
Certain jurisdictions where the Company operates require the Company to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer custodial cash liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial funds, and certain other customer receivables. As of September 30, 2023 and December 31, 2022, the Company’s eligible liquid assets were greater than the aggregate amount of customer custodial cash liabilities.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Concentration of credit risk
The Company’s cash and cash equivalents, restricted cash, customer custodial funds, and accounts and loans receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, restricted cash, and customer custodial funds are primarily placed with financial institutions which are of high credit quality. The Company invests cash and cash equivalents, and customer custodial funds primarily in highly liquid, highly rated instruments which are uninsured. The Company may also have corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts. The Company also holds cash and crypto at crypto trading venues and performs a regular assessment of these crypto trading venues as part of its risk management process.
The Company held $400.8 million and $861.1 million of USDC as of September 30, 2023 and December 31, 2022, respectively. The issuer of USDC reported that, as of September 30, 2023, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
As of September 30, 2023 and December 31, 2022, the Company had two and one counterparties, respectively, who accounted for more than 10% of the Company’s accounts and loans receivable, net. See Note 11. Collateral for details on collateralization of loans receivable.
During the three and nine months ended September 30, 2023 and September 30, 2022, one and no counterparty accounted for more than 10% of total revenue, respectively.
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
The Company does not expect to incur any additional charges in connection with the 2023 Restructuring and the cash payments associated with the restructuring were completed during the third quarter of 2023. The following expenses were recognized within restructuring expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Separation pay(1)	$(860)	$56,733
Stock-based compensation(2)	—	84,042
Other personnel costs	—	1,819
Total	$(860)	$142,594
__________________
(1)Reduction of $0.9 million during the three months ended September 30, 2023 was due to the release of accruals for certain separation pay expenses recorded as of June 30, 2023 which were not utilized.
(2)Represents stock-based compensation expenditures for the nine months ended September 30, 2023 relating to the acceleration of the vesting of outstanding equity awards in accordance with the terms of such awards.

The following table summarizes the balance of the 2023 Restructuring reserve and the changes in the reserve as of and for the nine months ended September 30, 2023 (in thousands):

	Expenses Incurred(1)	Payments	Adjustments(2)	Accrued Balance as of September 30, 2023
Separation pay	$57,745	$(56,733)	$(1,012)	$—
Other personnel costs	2,702	(1,819)	(883)	—
Total	$60,447	$(58,552)	$(1,895)	$—
_________________
(1)Excludes stock-based compensation as it was not reflected in the Company’s restructuring reserve on the condensed consolidated balance sheets.
(2)Reductions of $1.0 million and $0.9 million during the nine months ended September 30, 2023 were due to the release of accruals for certain separation pay expenses and other personnel costs, respectively, recorded as of March 31, 2023, which were not utilized.

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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following expenses were recognized within restructuring expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Separation pay	$—	$39,259
Other personnel costs (1)	(1,232)	1,962
Total	$(1,232)	$41,221
_________________
(1)Reduction of $1.2 million during the three months ended September 30, 2023 was due to the release of accruals for certain other personnel costs recorded as of June 30, 2022 which were not utilized.

The following table summarizes the balance of the 2022 Restructuring reserve and the changes in the reserve as of and for the nine months ended September 30, 2022 (in thousands). The associated liability that remained outstanding as of September 30, 2022 was recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets:

	Expenses Incurred	Payments	Adjustments	Accrued Balance as of September 30, 2022
Separation pay	$39,259	$(37,940)	$—	$1,319
Other personnel costs	3,194	(1,480)	(1,232)	482
Total	$42,453	$(39,420)	$(1,232)	$1,801

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
Included in the purchase consideration are $21.7 million in cash and 85,324 shares of the Company’s Class A common stock that are subject to an indemnity holdback. The cash and shares subject to the indemnity holdback were released within 18 months from the closing date of the transaction.

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
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue
Transaction revenue
Consumer, net	$274,505	$346,091	$936,944	$1,928,145
Institutional, net	14,070	19,777	53,442	105,973
Total transaction revenue	288,575	365,868	990,386	2,034,118
Subscription and services revenue
Stablecoin revenue	172,357	76,858	522,650	99,977
Blockchain rewards	74,461	62,759	235,824	213,064
Interest income	39,467	24,920	131,360	44,769
Custodial fee revenue	15,805	14,532	49,839	68,404
Other subscription and services revenue	32,339	31,438	91,843	83,537
Total subscription and services revenue	334,429	210,507	1,031,516	509,751
Total net revenue	623,004	576,375	2,021,902	2,543,869
Other revenue
Corporate interest and other income	51,144	13,964	132,686	21,231
Total other revenue	51,144	13,964	132,686	21,231
Total revenue	$674,148	$590,339	$2,154,588	$2,565,100

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
Stablecoin revenue
Since 2018, the Company has earned income on fiat funds under an arrangement with the issuer of USDC which was included in interest income within subscriptions and services revenue. On August 18, 2023, the Company entered into an updated arrangement with the same counterparty. Pursuant to the arrangement, the Company earns a pro rata portion of income earned on USDC reserves based on the amount of USDC held on each respective party’s platform, and from the distribution and usage of USDC after certain expenses. Revenue derived by the Company from this arrangement is dependent on various factors including the balance of USDC on the Company’s platform, the total market capitalization of USDC, and the prevailing interest rate environment. The agreement is treated as an executory contract accounted for on an accrual basis. Prior period revenue recognized under the previous arrangement was reclassified to the stablecoin revenue line within subscription and services revenue, to conform to current period presentation.

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
Interest income and corporate interest income
The Company holds customer custodial funds and cash and cash equivalents at certain third-party banks which earn interest. Interest income earned from customer custodial funds, cash and cash equivalents and loans is calculated using the interest method and is not within the scope of Topic 606 – Revenue from Contracts with Customers. Interest earned on customer custodial funds and loans is included in interest income within subscription and services revenue. Interest earned on the Company’s corporate cash and cash equivalents is included in corporate interest and other income within other revenue.
Custodial fee revenue
The Company provides a dedicated secure cold storage solution to customers and earns a fee, which is based on a contractual percentage of the daily value of assets under custody. The fee is collected on a monthly basis. These contracts typically have one performance obligation which is provided and satisfied over the term of the contracts as customers simultaneously receive and consume the benefits of the services. The contract may be terminated by a customer at any time, without incurring a penalty. Customers are billed on the last day of the month during which services were provided, with the amounts generally being due within thirty days of receipt of the invoice. Accounts receivable from customers for custodial fee revenue, net of allowance, were $10.0 million and $7.8 million as of September 30, 2023 and December 31, 2022, respectively. The allowance recognized against these fees was not material for any of the periods presented.
Other subscription and services revenue
Other subscription and services revenue primarily comprises revenue from Coinbase One, Coinbase Cloud, which includes staking application, delegation, and infrastructure services, Learning Rewards campaign revenue, Prime Financing, and revenue from other subscription licenses. Generally, revenue from other subscription and services contains one performance obligation, may have variable and non-cash consideration, and is recognized at a point in time or over the period that services are provided. Accounts receivable from customers for other subscriptions and services revenue, net of allowance, were $14.6 million and $13.1 million as of September 30, 2023 and December 31, 2022, respectively. The allowance recognized against these fees was not material for any of the periods presented.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenue by geographic location
In the table below are the revenues disaggregated by geography, based on domicile of the customers or booking location, as applicable (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$603,648	$501,963	$1,928,278	$2,125,010
Rest of the World(1)	70,500	88,376	226,310	440,090
Total revenue	$674,148	$590,339	$2,154,588	$2,565,100
__________________
(1)No other individual country accounted for more than 10% of total revenue.
6.    ACCOUNTS AND LOANS RECEIVABLE, NET OF ALLOWANCE
Accounts and loans receivable, net of allowance consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Stablecoin revenue receivable	$57,820	$179,996
Customer fee revenue receivable(1)	34,846	23,014
Loans receivable(2)	215,928	98,203
Crypto asset loans receivable	57,517	85,826
Other receivables	53,211	28,837
Allowance for doubtful accounts(3)	(21,856)	(11,500)
Total accounts and loans receivable, net of allowance	$397,466	$404,376
__________________
(1)Includes accounts receivables denominated in crypto assets of $10.0 million and $6.9 million as of September 30, 2023 and December 31, 2022, respectively. See Note 13. Derivatives for additional details
(2)As of September 30, 2023 and December 31, 2022, loans receivable did not include $88.1 million and $2.8 million, respectively, of receivables as these loaned assets did not meet the criteria for derecognition.
(3)Includes provision for transaction losses of $2.2 million and $3.2 million as of September 30, 2023 and December 31, 2022, respectively.

Loans receivable
The Company issues fiat loans to consumers and institutions. As of May 10, 2023, the Company stopped issuing new loans to consumers and existing consumer borrowers will have until November 20, 2023 to pay back their loans. As of September 30, 2023 and December 31, 2022, the Company had issued consumer loans with an outstanding principal balance of $78.3 million and $98.2 million, respectively. The related interest receivable on the consumer loans as of September 30, 2023 and December 31, 2022 was $0.5 million and $0.7 million, respectively. As of September 30, 2023, the Company had issued institutional loans with an outstanding principal balance of $125.8 million and the related interest receivable was $0.9 million. The Company did not have institutional loans issued and outstanding as of December 31, 2022.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The amounts loaned are collateralized with crypto assets which are either held by the borrower in their crypto asset wallet on the Company’s platform or held directly by the Company. The Company generally does not have the right to use such collateral unless the borrower defaults on the loans. Due to the collateral requirements the Company applies to such loans, the Company's process for collateral maintenance, and collateral held on platform, the Company’s credit exposure is significantly limited and no allowance, write-offs or recoveries were recorded against these loans receivable. The loans are measured at amortized cost. The carrying value of the loans approximates their fair value due to their short-term duration of less than 12 months. As of September 30, 2023 and December 31, 2022, there were no loans receivable past due. See Note 11. Collateral, for additional details regarding the Company’s obligation to return collateral.
Crypto asset loans receivable
The Company enters into transactions where it lends crypto assets to institutional customers. The Company evaluates the crypto asset loans receivable for credit loss. Due to the collateral requirements the Company applies to such loans, the Company's process for collateral maintenance, and collateral held on platform, the Company’s credit exposure is significantly limited and no allowance, write-offs or recoveries were recorded against these crypto asset loans receivable. As of September 30, 2023 and December 31, 2022, there were no crypto asset loans receivable past due.
The Company requires that borrowers pledge assets as collateral for these loans. See Note 11. Collateral, for additional details regarding the Company’s obligation to return collateral.
7.    GOODWILL, INTANGIBLE ASSETS, NET AND CRYPTO ASSETS HELD

Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Balance, beginning of period	$1,073,906	$625,758
Additions due to business combinations	65,764	454,417
Measurement period adjustments(1)	—	(6,269)
Balance, end of period	$1,139,670	$1,073,906
__________________
(1)The measurement period adjustments during the year ended December 31, 2022 consisted of $4.1 million, $0.3 million and $1.9 million related to the Unbound acquisition, FairX acquisition and certain other acquisitions that were material when aggregated, respectively, and which were associated with the changes in deferred tax assets as a result of changes in estimates. There were no measurement period adjustments during the three and nine months ended September 30, 2023.
There was no impairment recognized against goodwill at the beginning or end of the periods presented.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible assets, net
Intangible assets, net consisted of the following (in thousands, except years data):

As of September 30, 2023	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in Years)
Amortizing intangible assets
Acquired developed technology	$119,991	$(102,348)	$17,643	3.1
User base	2,997	(2,943)	54	0.1
Customer relationships	103,791	(61,014)	42,777	3.3
Non-compete agreement	2,402	(2,002)	400	0.8
Trade relationships	3,400	(1,889)	1,511	1.3
IPR&D(1)	4,300	—	4,300	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Licenses	28,000	—	28,000	N/A
Total	$265,131	$(170,196)	$94,935
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years once placed in service.

As of December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Remaining Useful Life (in Years)
Amortizing intangible assets
Acquired developed technology	$126,692	$(81,172)	$45,520	2.3
User base	2,997	(2,154)	843	0.8
Customer relationships	86,691	(45,717)	40,974	2.6
Non-compete agreement	2,402	(1,641)	761	1.6
Assembled workforce	60,800	(44,857)	15,943	0.4
Trade relationships	3,400	(1,039)	2,361	2.1
IPR&D(1)	1,877	—	1,877	N/A
Indefinite-lived intangible assets
Domain name	250	—	250	N/A
Licenses	26,900	—	26,900	N/A
Total	$312,009	$(176,580)	$135,429
__________________
(1)Amortization begins once the technology is placed in service. IPR&D is expected to have a useful life of three years once placed in service.

Amortization expense of intangible assets was $13.2 million and $61.1 million for the three and nine months ended September 30, 2023, respectively. Amortization expense of intangible assets was $27.7 million and $80.0 million for the three and nine months ended September 30, 2022, respectively. The Company estimates that there is no significant residual value related to its amortizing intangible assets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the nine months ended September 30, 2023, the Company recorded impairment charges of $0.5 million related to its intangible assets, excluding crypto assets held. The Company did not record any impairment charges related to its intangible assets, excluding crypto assets held, during the three months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recorded impairment charges of $0.1 million and $4.5 million, respectively, related to its intangible assets, excluding crypto assets held. Impairment expense is included in technology and development expense.
The expected future amortization expense for amortizing intangible assets other than IPR&D as of September 30, 2023 is as follows (in thousands):

2023 (for the remainder of)	$8,197
2024	24,216
2025	15,966
2026	7,665
2027	3,026
Thereafter	3,315
Total expected future amortization expense	$62,385

Crypto assets held
Crypto assets held consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Recorded at impaired cost
Crypto assets held as investments	$310,873	$155,251
Crypto assets held for operating purposes	82,003	67,577
Crypto assets borrowed	6,546	—
Total crypto assets held recorded at impaired cost	399,422	222,828
Recorded at fair value(1)
Crypto assets held as investments	—	133,416
Crypto assets held for operating purposes	6,672	—
Crypto assets borrowed	49,892	68,149
Total crypto assets held recorded at fair value	56,564	201,565
Total crypto assets held	$455,986	$424,393
__________________
(1)Recorded at fair value as these crypto assets are held as the hedged item in qualifying fair value hedges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Gross crypto asset impairment expense	$22,868	$25,918	$77,151	$689,077
Recoveries	(15,688)	(13,768)	(60,062)	(34,115)
Crypto asset impairment, net	$7,180	$12,150	$17,089	$654,962
The Company records gross impairment charges when the observed market price of crypto assets held decreases below the carrying value. The Company may later recover impairments through subsequent crypto asset sales and disposals. Collectively, these activities are shown as crypto asset impairment, net in the Company’s condensed consolidated statements of operations.

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
8.    CUSTOMER ASSETS AND LIABILITIES
The following table presents customers’ cash and safeguarded crypto positions (in thousands):

	September 30,	December 31,
	2023	2022
Customer custodial funds	$3,474,489	$5,041,119
Safeguarding customer crypto assets	114,291,909	75,413,188
Total customer assets	$117,766,398	$80,454,307

Customer custodial cash liabilities	$3,474,489	$4,829,587
Safeguarding customer crypto liabilities	114,291,909	75,413,188
Total customer liabilities	$117,766,398	$80,242,775

The Company safeguards crypto assets for customers in digital wallets and portions of cryptographic keys necessary to access crypto assets on the Company’s platform. The Company safeguards these assets and/or keys and is obligated to safeguard them from loss, theft, or other misuse. The Company records safeguarding customer crypto assets and liabilities, in accordance with Staff Accounting Bulletin 121 (“SAB 121”). The Company maintains a record of all crypto assets in digital wallets held on the Company’s platform as well as the full or a portion of private keys including backup keys, which are maintained on behalf of customers. For crypto assets where the customer can transact without the involvement of the Company or crypto assets where the Company does not maintain a private key or the ability to recover a customer’s private key or their crypto assets, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. The Company records the safeguarding customer crypto assets and liabilities, on the initial recognition and at each reporting date, at the fair value of the crypto assets which it safeguards for its customers.

The Company has committed to securely store all customer crypto assets and cryptographic keys (or portions thereof) it holds on behalf of customers, and the value of these assets have been recorded as safeguarding customer crypto liabilities and corresponding safeguarding customer crypto assets. As such, the Company may be liable to its customers for losses arising from theft or loss of private keys. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets on its platform, and (iii) it has established security around private key management to minimize the risk of theft or loss. The Company has adopted a number of measures to safeguard crypto assets it secures including, but not limited to, holding customer crypto assets on a 1:1 basis and strategically storing custodied assets offline using the Company’s cold storage process. The Company also does not reuse or rehypothecate customer crypto assets nor grant security interests in customer crypto assets, in each case unless required by law or expressly agreed to by the institutional customer. Any loss or theft would impact the measurement of the customer crypto assets. During the nine months ended September 30, 2023 and year ended December 31, 2022, no losses have been incurred in connection with safeguarded customer crypto assets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the fair values of safeguarded customer crypto assets that were greater than 10% of the total safeguarded customer crypto assets recorded for the applicable period, as shown on the condensed consolidated balance sheets (in billions):

	September 30, 2023		December 31, 2022
	Fair Value	Percentage of Total(1)	Fair Value	Percentage of Total(1)
Bitcoin	$55.7	48.7%	$32.5	43.1%
Ethereum(2)	29.5	25.8%	20.8	27.6%
Other crypto assets	29.1	25.5%	22.1	29.3%
Total safeguarding customer crypto assets	$114.3	100.0%	$75.4	100.0%
__________________
(1)As of September 30, 2023 and December 31, 2022, no assets other than Bitcoin and Ethereum individually represented more than 5% of total safeguarding customer crypto assets.
(2)As of September 30, 2023 and December 31, 2022, Ethereum included $7.1 billion and $3.0 billion, respectively, of staked Ethereum.

See Note 14. Fair Value Measurements, for additional details regarding the safeguarding customer crypto assets and safeguarding customer crypto liabilities.
9.    PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets, and other non-current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses and other current assets
Prepaid expenses	$88,101	$98,204
Assets pledged as collateral(1)	50,081	100,007
Other	19,532	18,837
Total prepaid expenses and other current assets	$157,714	$217,048

Other non-current assets
Strategic investments	$357,075	$326,683
Deferred tax assets	1,105,992	1,046,791
Deposits	12,238	10,989
Other	2,791	17,257
Total other non-current assets	$1,478,096	$1,401,720
_______________
(1) Includes $46.1 million and $58.4 million as of September 30, 2023 and December 31, 2022, respectively, of the right to receive a fixed amount of USDC pledged as collateral. See Note 11. Collateral for additional details on assets pledged as collateral.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Strategic investments
The Company makes strategic investments in various companies and technologies through Coinbase Ventures. Strategic investments primarily include equity investments in privately held companies without readily determinable fair values where the Company (1) holds less than 20% ownership in the entity, and (2) does not exercise significant influence, and accordingly, these investments are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) and impairment. The changes in the carrying value of strategic investments accounted for under the measurement alternative are presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Carrying amount, beginning of period	$315,285	$352,431
Net additions(1)	54,271	57,058
Upward adjustments	62	879
Previously held interest in ORDAM (see Note 4)	(20,000)	—
Impairments and downward adjustments	(5,774)	(70,631)
Carrying amount, end of period(2)	$343,844	$339,737
__________________
(1)Net additions include additions from purchases and reductions due to exits of securities and reclassifications due to changes to capital structure.
(2)Excludes $13.2 million and $17.3 million as of September 30, 2023 and 2022, respectively, of strategic investments that are not accounted for under the measurement alternative.

Upward adjustments, impairments, and downward adjustments from remeasurement of investments are included in other (income) expense, net in the condensed consolidated statements of operations. As of September 30, 2023, cumulative upward adjustments for investments held as of that date were $4.9 million and cumulative impairments and downward adjustments were $107.8 million. As of December 31, 2022, cumulative upward adjustments for investments held as of that date were $4.9 million and cumulative impairments and downward adjustments were $102.0 million.
Equity method investments
The Company acquired a 50% interest in Centre Consortium LLC (“Centre”) during August 2019. The Company had significant influence over the entity, but did not have power or control. The investment was included in other under other non-current assets in the table within this Note. On August 18, 2023, the Company entered into a share transfer agreement to exchange its 50% interest in Centre to its joint venture partner, Circle US Holdings, Inc., for 3.5% of the fully diluted equity of Circle Internet Financial Limited at an estimated fair value of $51.1 million, which is included in strategic investments in the table within this Note. The Company recorded a gain of $49.9 million, which is included in other (income) expense, net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023. In connection with this transaction, the Centre joint venture was terminated.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued expenses	$84,369	$75,532
Accrued payroll and payroll related	182,774	90,257
Income taxes payable	14,663	5,534
Short-term borrowings	—	20,519
Obligation to return collateral(1)	32,815	26,874
Other payables(2)	59,753	112,520
Total accrued expenses and other current liabilities	$374,374	$331,236
__________________
(1)See Note 11. Collateral for additional details on obligation to return collateral.
(2)Includes other payables denominated in crypto assets of $11.6 million and $8.8 million as of September 30, 2023 and December 31, 2022, respectively. See Note 13. Derivatives for additional details.
Short-term borrowings
Short-term borrowings include borrowings with open terms or amounts payable within the next 12 months or sooner at the option of the Company or the lender. The weighted average interest rate on these borrowings was 4.49% per annum as of December 31, 2022. There were no short-term borrowings outstanding as of September 30, 2023.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

If the lender has the right to use the collateral or if the collateral is fiat, the Company presents the collateral pledged as a right to receive the collateral. The lender is not obligated to return the collateral if the Company defaults on its borrowings. As of September 30, 2023, the Company has not defaulted on any of its borrowings.

Prepaid expenses and other current assets
Obligation to return collateral
For loans receivable and crypto asset loans receivable, the Company requires borrowers to post collateral for which it then has an obligation to return the collateral to the borrower.

As of September 30, 2023, the collateral requirements ranged from 128% to 250% of the fair value of the loan, and the borrower is required to pledge additional assets to maintain their required collateral percentage. The collateral pledged by borrowers is held on the Company’s platform and the Company may have the right to use the collateral.

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

Accrued expenses and other current liabilities
Off-balance sheet collateral arrangements
The Company may post collateral with lenders which are not recognized as assets pledged as collateral as they do not meet the derecognition criteria. This collateral continues to be shown on the Company’s balance sheets in its original line item. The Company had $64.8 million and $0 of such collateral posted as of September 30, 2023 and December 31, 2022, respectively. The balance as of September 30, 2023 consisted of USDC.
The Company may receive non-cash collateral from borrowers where the Company does not have a right to use the collateral and does not recognize it on its balance sheets since the collateral does not meet the recognition criteria. The Company had $253.5 million and $4.8 million of such collateral received as of September 30, 2023 and December 31, 2022, respectively.
Collateral posted: USDC Collateral received: Not recognized on balance sheet

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2023 and December 31, 2022, the Company’s assets pledged as collateral and obligation to return collateral consisted of the following (in thousands, except units):

	September 30, 2023		December 31, 2022
	Units	Fair Value	Units	Fair Value
Assets pledged as collateral
USDC(1)	46,145,736	$46,146	47,633,897	$47,634
Bitcoin(2)	—	—	650	10,743
Fiat	N/A	3,935	N/A	41,630
Total		$50,081		$100,007

Obligation to return collateral
USDC	32,075,359	$32,075	26,873,830	$26,874
Fiat	N/A	740	N/A	—
Total		$32,815		$26,874
_________________
(1) As of September 30, 2023 and December 31, 2022, the Company had pledged USDC that served exclusively as collateral for certain crypto asset borrowings with a fair value of at least 100% of the loan amount outstanding.
(2) As of December 31, 2022, the Company had pledged Bitcoin that served exclusively as collateral for fiat loans with a fair value of at least 110% of the loan amount outstanding.
12.     INDEBTEDNESS
The components of indebtedness were as follows as of September 30, 2023 (in thousands, except percentages):

Indebtedness	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,373,013	$(18,134)	$1,354,879
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(8,623)	991,377
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	737,457	(7,114)	730,343
Total		$3,110,470	$(33,871)	$3,076,599
The components of indebtedness were as follows as of December 31, 2022 (in thousands, except percentages):

Indebtedness	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,437,500	$(23,339)	$1,414,161
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(10,022)	989,978
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	1,000,000	(10,691)	989,309
Total		$3,437,500	$(44,052)	$3,393,448

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In June 2023, the Company paid $45.5 million to repurchase $64.5 million of aggregate principal amount of the 2026 Convertible Notes with a carrying value of $63.6 million, net of unamortized issuance costs and original issue discount of $0.9 million and legal fees of $0.3 million. The Company recorded a corresponding net gain on extinguishment of long-term debt during the nine months ended September 30, 2023 of $17.8 million in other (income) expense, net within the condensed consolidated statements of operations.
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
In August and September 2023, the Company paid $177.2 million to repurchase $262.5 million of aggregate principal amount of the 2031 Senior Notes with a carrying value of $259.9 million, net of unamortized issuance costs of $2.6 million and legal fees of $1.1 million. The Company recorded a corresponding net gain on extinguishment of long-term debt during the three and nine months ended September 30, 2023 of $81.6 million in other (income) expense, net within the condensed consolidated statements of operations.
The indenture governing the Senior Notes contains customary covenants that restrict the ability of the Company and certain of its subsidiaries to incur debt and liens. The Company is not aware of any instances of non-compliance with the covenants as of September 30, 2023.
Interest
The following table summarizes the interest expense for the 2026 Convertible Notes, the 2028 Senior Notes, and the 2031 Senior Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Coupon interest	$18,510	$19,296	$57,095	$57,937
Amortization of debt discount and issuance costs	2,262	2,204	6,665	6,442
Total	$20,772	$21,500	$63,760	$64,379
Debt discounts and debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the respective note.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13.    DERIVATIVES
The following outlines the Company’s derivatives:

Type of Derivative	Description of Derivative	Location of Host Contract and Derivative on Balance Sheets
Crypto asset borrowings	The Company borrowed crypto assets that resulted in the obligation to deliver a fixed amount of crypto assets in the future.	Crypto asset borrowings
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

Accounts and loans receivable, net of allowance
Other payables denominated in crypto assets	The Company entered into arrangements that result in the obligation to deliver a fixed amount of crypto assets in the future.	Accrued expenses and other current liabilities
Crypto asset futures	The Company entered into short positions on futures contracts to minimize the exposure on the change in the fair value price of crypto assets held.	Accounts and loans receivable, net of allowance
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Impact of derivatives on the condensed consolidated balance sheets
The following table summarizes the notional amounts of derivative instruments outstanding, measured in U.S. dollar equivalents (in thousands):

	September 30,	December 31,
	2023	2022
Designated as hedging instrument(1)
Crypto asset borrowings with embedded derivatives	$51,149	$80,999
Crypto asset futures(2)	7,889	136,230
Not designated as hedging instrument
Crypto asset borrowings with embedded derivatives	62,371	70,462
Accounts and loans receivable denominated in crypto assets	59,714	101,598
Other payables denominated in crypto assets	13,111	4,267
Crypto asset futures(2)	13,012	12,462
Crypto assets pledged as collateral	—	13,103
Other	19,396	—
__________________
(1)    For risk management purposes, the Company applies hedge accounting using these derivative instruments in qualifying fair value hedges to primarily hedge the fair value exposure of crypto asset prices.
(2)    Derivative transactions are measured in terms of the notional amount; however, this amount is not recorded on the condensed consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, but is used only as the underlying basis on which the value of exchange payments or settlement under these contracts are determined.

The following tables summarize information on derivative assets and liabilities that are reflected on the Company’s condensed consolidated balance sheets, by accounting designation (in thousands):

	Gross Derivative Assets			Gross Derivative Liabilities
September 30, 2023	Not Designated as Hedges	Designated as Hedges	Total Derivative Assets	Not Designated as Hedges	Designated as Hedges	Total Derivative Liabilities
Crypto asset borrowings with embedded derivatives(1)	$2,752	$2,805	$5,557	$523	$769	$1,292
Accounts and loans receivable denominated in crypto assets	9,542	—	9,542	1,705	—	1,705
Other payables denominated in crypto assets	4,495	—	4,495	2,965	—	2,965
Other	403	—	403	63	—	63
Total fair value of derivative assets and liabilities	$17,192	$2,805	$19,997	$5,256	$769	$6,025

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Gross Derivative Assets			Gross Derivative Liabilities
December 31, 2022	Not Designated as Hedges	Designated as Hedges	Total Derivative Assets	Not Designated as Hedges	Designated as Hedges	Total Derivative Liabilities
Crypto asset borrowings with embedded derivatives(1)	$2,266	$—	$2,266	$657	$1,653	$2,310
Accounts and loans receivable denominated in crypto assets	302	—	302	9,146	—	9,146
Other payables denominated in crypto assets	1,270	—	1,270	5,767	—	5,767
Crypto assets pledged as collateral	—	—	—	2,360	—	2,360
Total fair value of derivative assets and liabilities	$3,838	$—	$3,838	$17,930	$1,653	$19,583
__________________
(1)    During the nine months ended September 30, 2023, the fees on these borrowings ranged from 1.5% to 9.3%. During the nine months ended September 30, 2022, the fees on these borrowings ranged from 0.0% to 7.5%. During the three and nine months ended September 30, 2023, the Company incurred $0.7 million and $3.4 million of borrowing fees in crypto assets, respectively. During the three and nine months ended September 30, 2022, the Company incurred $0.9 million and $3.9 million of borrowing fees in crypto assets, respectively. Borrowing fees are included in other operating expense (income), net in the condensed consolidated statements of operations.
Impact of derivatives on the condensed consolidated statements of operations
Gains (losses) on derivative instruments recognized in the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Derivatives	Hedged Items	Income Statement Impact	Derivatives	Hedged Items	Income Statement Impact
Designated as fair value hedging instruments
Crypto asset borrowings with embedded derivatives(1)	$12,707	$(4,247)	$8,460	$(211,110)	$207,112	$(3,998)
Crypto asset futures(1)	1,329	(1,331)	(2)	225	(77)	148
Not designated as hedging instruments
Crypto asset borrowings with embedded derivatives(1)	(30)	—	(30)	—	—	—
Accounts and loans receivable denominated in crypto assets(1)	(8,466)	—	(8,466)	(4,213)	—	(4,213)
Other payables denominated in crypto assets(1)	6,337	—	6,337	(2,367)	—	(2,367)
Crypto asset futures(1)	558	—	558	(566)	—	(566)
Foreign currency forward contracts(2)	—	—	—	22,935	—	22,935
Crypto assets pledged as collateral(1)	196	—	196	—	—	—
Other(1)	5,259	—	5,259	—	—	—
Total	$17,890	$(5,578)	$12,312	$(195,096)	$207,035	$11,939

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Derivatives	Hedged Items	Income Statement Impact	Derivatives	Hedged Items	Income Statement Impact
Designated as fair value hedging instruments
Crypto asset borrowings with embedded derivatives(1)	$(75,848)	$44,686	$(31,162)	$148,959	$(154,228)	$(5,269)
Crypto asset futures(1)	(41,782)	47,160	5,378	13,237	(12,339)	898
Not designated as hedging instruments
Crypto asset borrowings with embedded derivatives(1)	166	—	166	6,626	—	6,626
Accounts and loans receivable denominated in crypto assets(1)	38,614	—	38,614	(14,476)	—	(14,476)
Other payables denominated in crypto assets(1)	7,181	—	7,181	143	—	143
Crypto asset futures(1)	960	—	960	(1,077)	—	(1,077)
Foreign currency forward contracts(2)	—	—	—	22,935	—	22,935
Other(1)	4,656	—	4,656	—	—	—
Total	$(66,053)	$91,846	$25,793	$176,347	$(166,567)	$9,780
__________________
(1)Changes in fair value are recognized in other operating expense (income), net in the condensed consolidated statements of operations.
(2)Changes in fair value are recognized in other (income) expense, net, which partially offset gains and losses due to the remeasurement of certain foreign currency denominated assets and liabilities which are also recognized in other (income) expense, net in the condensed consolidated statements of operations.

The following amounts were recorded on the condensed consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the condensed consolidated statements of operations in future periods as an adjustment to other operating (income) expense, net (in thousands):

		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Items
	Carrying Amount of the Hedged Items	Active Hedging Relationships	Discontinued Hedging Relationships	Total
September 30, 2023
Crypto assets held	$56,564	$(52,047)	$(1,796)	$(53,843)

December 31, 2022
Crypto assets held	$201,565	$(562)	$670	$108

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14.    FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$3,680,337	$—	$—	$3,680,337
Customer custodial funds(2)	2,541,561	—	—	2,541,561
Crypto assets held(3)	56,564	—	—	56,564
Derivative assets(4)	—	10,455	—	10,455
Crypto asset loans receivable(5)	—	57,517	—	57,517
Safeguarding customer crypto assets	—	114,291,909	—	114,291,909
Total assets	$6,278,462	$114,359,881	$—	$120,638,343

Liabilities
Derivative liabilities(4)	$—	$4,833	$—	$4,833
Safeguarding customer crypto liabilities	—	114,291,909	—	114,291,909
Total liabilities	$—	$114,296,742	$—	$114,296,742

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)	$2,250,065	$—	$—	$2,250,065
Customer custodial funds(2)	2,088,132	—	—	2,088,132
Crypto assets held(3)	201,565	—	—	201,565
Derivative assets(4)	—	3,838	—	3,838
Crypto asset loans receivable(5)	—	85,826	—	85,826
Safeguarding customer crypto assets	—	75,413,188	—	75,413,188
Total assets	$4,539,762	$75,502,852	$—	$80,042,614

Liabilities
Derivative liabilities(4)	$—	$19,583	$—	$19,583
Contingent consideration arrangement	—	—	1,855	1,855
Safeguarding customer crypto liabilities	—	75,413,188	—	75,413,188
Total liabilities	$—	$75,432,771	$1,855	$75,434,626
__________________
(1)Represents money market funds. Excludes $1.3 billion of corporate cash held in deposit at banks and $163.5 million held at venues, which were not measured and recorded at fair value as of September 30, 2023. Excludes $2.0 billion of corporate cash held in deposit at banks and $143.2 million held at venues, which were not measured and recorded at fair value as of December 31, 2022.
(2)Represents money market funds. Excludes customer custodial funds of $0.9 billion and $3.0 billion held in deposit at financial institutions and not measured and recorded at fair value as of September 30, 2023 and December 31, 2022, respectively.
(3)Includes crypto assets held that have been designated as hedged items in fair value hedges and excludes crypto assets of $399.4 million and $222.8 million held at cost as of September 30, 2023 and December 31, 2022, respectively.
(4)See Note 13. Derivatives for additional details.
(5)Includes the embedded derivative asset of $9.5 million and $0.3 million and embedded derivative liability of $1.2 million and $6.0 million related to the Company's crypto asset loans receivable as of September 30, 2023 and December 31, 2022, respectively. See Note 13. Derivatives for additional details.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2023 and the year ended December 31, 2022.
Safeguarding customer crypto assets and liabilities represent the Company’s obligation to safeguard customer crypto assets. Accordingly, the Company has valued the assets and liabilities using quoted market prices for the underlying crypto assets which is based on Level 2 inputs.
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
The Company estimates the fair value of its 2026 Convertible Notes and Senior Notes based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of September 30, 2023, the estimated fair value of the 2026 Convertible Notes and Senior Notes were $1.0 billion and $1.2 billion, respectively.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company has reserved shares of Class A common stock and Class B common stock for issuance for the following purposes (in thousands):

	September 30,	December 31,
	2023	2022
Class A common stock
Options issued and outstanding under the 2013 Amended and Restated Stock Plan (the “2013 Plan”)	902	982
Options issued and outstanding under the 2019 Equity Incentive Plan (the “2019 Plan”)	23,560	25,314
RSUs issued and outstanding under the 2019 Plan	1,100	2,418
Options issued and outstanding under the 2021 Equity Incentive Plan (the “2021 Plan”)	1,599	862
RSUs issued and outstanding under the 2021 Plan	4,413	2,911
Performance Restricted Stock Units (the "PRSUs") issued and outstanding under the 2021 Plan	804	—
Shares available for future issuance under the 2021 Plan	48,341	42,819
Shares available for future issuance under the ESPP	9,083	6,701
RSUs and replacement options issued and outstanding from acquisitions	140	135
Shares available for future issuance of warrants	2,296	2,296
Total Class A common stock shares reserved	92,238	84,438

Class B common stock
Options issued and outstanding under the 2013 Plan	3,823	4,502
Total Class B common stock shares reserved	3,823	4,502
16.    STOCK-BASED COMPENSATION
Stock options
Activity of options outstanding are as follows (in thousands, except per share and years data):

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2023	31,795	$23.31	6.95	$504,222
Granted	843	73.07
Exercised	(1,883)	14.61
Forfeited and cancelled	(814)	41.14
Balance at September 30, 2023	29,941	$24.77	6.32	$1,583,971

Exercisable at September 30, 2023	23,800	$25.12	6.18	$1,266,795
Vested and expected to vest at September 30, 2023	23,858	$25.10	6.18	$1,270,146
During the three months ended September 30, 2023, the Company granted no stock options. During the nine months ended September 30, 2023, the Company granted stock options for the purchase of 842,617 shares of the Company’s Class A common stock with a weighted-average grant date fair value of $40.85 per share to certain employees of the Company. The stock options vest over three years at a rate of 1/12 per quarter.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2023, there was total unrecognized compensation cost of $87.3 million related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years.
The assumptions used under the Black-Scholes-Merton Option-Pricing Model to calculate the fair value of the options granted to employees were as follows:

	Nine Months Ended September 30,
	2023	2022
Dividend yield	0.0%	0.0%
Expected volatility	90.5%	59.3%
Expected term (in years)	5.8	5.8
Risk-free interest rate	3.9%	2.1%
As of September 30, 2023, there were 50,986 shares of Class A common stock subject to repurchase related to stock options exercised early and not yet vested, but that are expected to vest. As of September 30, 2023, the Company recorded a liability related to these shares subject to repurchase in the amount of $1.2 million, which is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.
Chief Executive Officer performance stock options
During the three and nine months ended September 30, 2023, stock-based compensation expense of $1.0 million and $2.9 million, respectively, was recognized related to the Chief Executive Officer performance based stock options.
Restricted stock units
The Company issues RSUs that vest upon the satisfaction of a service-based condition. In general, the RSUs vest over a service period ranging from one to four years. Once vested, the RSUs are settled by delivery of Class A common stock.
Activity of RSUs outstanding are as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2023	5,329	$127.85
Granted	9,316	57.59
Vested	(7,763)	71.61
Forfeited and cancelled	(1,286)	120.61
Balance at September 30, 2023	5,596	$90.58
For RSUs granted during the three and nine months ended September 30, 2023, the closing price of the Company’s Class A common stock as reported on The Nasdaq Global Select Market on the grant date was used as the fair value. As of September 30, 2023, there was total unrecognized compensation cost of $429.1 million related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.3 years.
Performance restricted stock units
The Company also grants PRSUs, which are subject to either (a) a market condition or (b) the achievement of performance goals.

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
During the three and nine months ended September 30, 2023, stock-based compensation expense of $3.5 million and $6.3 million, respectively, was recognized related to this award.
Activity of PRSUs outstanding are as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2023	—	$—
Granted	804	55.42
Balance at September 30, 2023	804	$55.42
As of September 30, 2023, there was total unrecognized compensation cost of $18.8 million related to unvested PRSUs. These costs are expected to be recognized over a weighted-average period of approximately 2.0 years.

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

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2023	1,275	$139.72
Granted	263	64.51
Vested	(954)	130.45
Forfeited and cancelled	(29)	171.85
Balance at September 30, 2023	555	$118.33
As of September 30, 2023, there was total unrecognized compensation cost of $40.4 million related to unvested restricted Class A common stock. These costs are expected to be recognized over a weighted-average period of approximately 1.6 years.
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
The grant date of the initial offering period was May 3, 2021, and that offering period ended on April 30, 2023. Subsequent offering periods will commence in each May and November after the start of the initial offering period. As of September 30, 2023, the Company recorded a liability of $8.6 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.
Stock-based compensation expense
Stock-based compensation is included in the following components of expenses on the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Technology and development	$130,776	$275,817	$376,941	$793,573
Sales and marketing	16,556	18,461	45,695	52,813
General and administrative	70,821	97,163	194,149	288,692
Restructuring	—	—	84,042	—
Total	$218,153	$391,441	$700,827	$1,135,078

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three and nine months ended September 30, 2023, $15.7 million and $44.7 million of stock-based compensation expense was included in capitalized software, respectively. During the three and nine months ended September 30, 2022, $26.3 million and $97.7 million of stock-based compensation expense was included in capitalized software, respectively.
17.    OTHER (INCOME) EXPENSE, NET
Other (income) expense, net comprises the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Losses on foreign exchange	$382	$64,509	$10,916	$198,891
(Gains) losses on strategic investments	(48,488)	(3,408)	(38,330)	70,153
Gain on extinguishment of long-term debt	(81,591)	—	(99,446)	—
Other	(5,610)	4,598	(4,746)	2,023
Total other (income) expense, net	$(135,307)	$65,699	$(131,606)	$271,067

18.    INCOME TAXES
The Company calculates the tax provision for interim periods using an estimated annual effective tax rate applied to year-to-date ordinary income and adjusts for discrete items in the quarter. In each quarter, the estimate of the annual effective tax rate is updated and an adjustment is made in the year-to-date provision. The annual effective tax rate is subject to fluctuation due to factors including changing assumptions on forecasted annual pretax income, certain book and tax differences, valuation allowances against deferred tax assets, or changes in or interpretation of tax laws. The Company’s effective tax rate (“ETR”) can be volatile based on the amount of pretax income or loss in the period. For example, when pretax income is lower, the effect of non-deductible expenses or other discrete items will have a greater impact on the effective tax rate.
The Company’s ETR for the three months ended September 30, 2023 and 2022 was 106.5% and 15.4%, respectively. The ETR of 106.5% for the three months ended September 30, 2023 was higher than the U.S. statutory rate of 21.0% primarily due to a lower estimated annual effective tax rate applied to year-to-date losses and an increase in the Company’s valuation allowance associated with impairment charges, partially offset by an increase in the Company’s deductible stock-based compensation. The Company’s ETR for the nine months ended September 30, 2023 and 2022 was 14.9% and 17.1%, respectively. The ETR of 14.9% for the nine months ended September 30, 2023 was lower than the U.S. statutory rate of 21.0% primarily due to non-deductible stock compensation expense and tax on non-U.S. earnings, offset by a partial release of a valuation allowance on deferred tax assets associated with impairment charges.
As of December 31, 2022, the Company had a valuation allowance of $177.2 million recorded against its deferred capital loss tax asset balance of $225.2 million. The Company’s capital loss tax asset is comprised primarily of impairment charges related to crypto assets held and strategic investments made by Coinbase Ventures. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2023, because crypto asset appreciation during the year provided more gains to offset losses, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $40.0 million are realizable, resulting in a net partial valuation allowance release of $40.0 million for the year.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
19.    NET LOSS PER SHARE
The computation of net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net loss per share:
Numerator
Net loss	$(2,265)	$(544,635)	$(178,566)	$(2,067,948)
Net loss attributable to common stockholders, basic	$(2,265)	$(544,635)	$(178,566)	$(2,067,948)

Denominator
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic	237,270	223,916	234,479	220,816
Net loss per share attributable to common stockholders, basic	$(0.01)	$(2.43)	$(0.76)	$(9.37)

Diluted net loss per share:
Numerator
Net loss	$(2,265)	$(544,635)	$(178,566)	$(2,067,948)
Less: Fair value gain on contingent consideration arrangement, net of tax	—	—	—	(5,395)
Net loss attributable to common stockholders, diluted	$(2,265)	$(544,635)	$(178,566)	$(2,073,343)

Denominator
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic	237,270	223,916	234,479	220,816
Weighted-average effect of potentially dilutive securities:
Contingent consideration	—	—	—	40
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, diluted	237,270	223,916	234,479	220,856
Net income loss per share attributable to common stockholders, diluted	$(0.01)	$(2.43)	$(0.76)	$(9.39)
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	29,941	33,411	29,941	33,411
RSUs	5,596	6,854	5,596	6,854
Convertible notes	3,706	3,880	3,706	3,880
ESPP	925	1,030	925	1,030
Restricted common stock	797	1,740	797	1,740
PRSUs	804	—	804	—
Contingent consideration	—	76	—	—
Total	41,769	46,991	41,769	46,915

20.    COMMITMENTS AND CONTINGENCIES
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
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., was filed in the U.S. District Court for the Southern District of New York against the Company alleging claims under Sections 5, 15(a)(1) and 29(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and violations of certain California and Florida state statutes. On March 11, 2022, plaintiffs filed an amended complaint adding Coinbase, Inc. and Brian Armstrong as defendants and adding causes of action. Among other relief requested, the plaintiffs sought injunctive relief, unspecified damages, attorneys’ fees and costs. On February 1, 2023, the court dismissed all federal claims (with prejudice) and state law claims (without prejudice) against Coinbase Global, Inc., Coinbase, Inc. and Brian Armstrong. Subsequently, on February 9, 2023, the plaintiffs appealed that ruling to the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”), and the parties completed briefing the appeal on September 13, 2023. The Court of Appeals has not set a date for oral argument. The defendants continue to dispute the claims in this case and intend to vigorously defend against them. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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
In April 2022, a dissenting stockholder to the Company’s acquisition of FairXchange, Inc. (“FairX”) filed a Verified Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware seeking, among other relief, an appraisal of the fair value of their common and preferred shares of FairX stock. Petitioners contend that the valuation of FairX was higher than the valuation ascribed by the parties at the time of the transaction. The case is captioned Hyde Park Venture Partners Fund III, L.P. et al. v. FairXchange, LLC, et al. The case is scheduled for trial on November 13, 2023. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
In June 2023, the SEC filed a complaint in the U.S. District Court for the Southern District of New York against the Company and Coinbase, Inc. alleging that Coinbase, Inc. has acted as an unregistered securities exchange, broker, and clearing agency in violation of Sections 5, 15(a) and 17A(b) of the Exchange Act and that, through its staking program, Coinbase, Inc. has offered and sold securities without registering its offers and sales in violation of Sections 5(a) and 5(c) of the Securities Act. The SEC has also alleged that the Company is liable for the alleged violations as an alleged control person of Coinbase, Inc. The case is captioned SEC v. Coinbase, Inc. et al. The SEC seeks, among other relief, injunctive relief, disgorgement and civil money penalties. The Company and Coinbase, Inc. filed an answer to the SEC complaint in June 2023, dispute the claims in this case, and intend to vigorously defend against them. On August 4, 2023, the Company and Coinbase, Inc. filed a motion for judgment on the pleadings. The SEC filed its response on October 3, 2023 and the Company and Coinbase, Inc. filed their reply on October 24, 2023. Oral argument has been scheduled for January 17, 2024. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time. An adverse resolution of the SEC’s lawsuit could have a material impact on the Company’s business and financial statements.
In June 2023, the Company and Coinbase, Inc. were issued notices, show-cause orders, and cease-and-desist letters, and became the subject of various legal actions initiated by U.S. state securities regulators in the states of Alabama, California, Illinois, Kentucky, Maryland, New Jersey, South Carolina, Vermont, Washington and Wisconsin alleging violations of state securities laws with respect to staking services provided by Coinbase, Inc. In July 2023, the Company and Coinbase, Inc. entered into agreements with state securities regulators in California, New Jersey, South Carolina and Wisconsin, pursuant to which customers in those states will no longer be able to stake new funds, in each case pending final adjudication of the matters. In October 2023, the Company and Coinbase, Inc. entered into a similar agreement with the Maryland state securities regulator. The Company and Coinbase, Inc. dispute the claims of the state securities regulators and intend to vigorously defend against them. Based on the preliminary nature of these actions, the final outcome of these matters remains uncertain and the Company cannot estimate the potential impact on its business or financial statements at this time. An adverse resolution could have a material impact on the Company’s business and financial statements.
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
21.    RELATED PARTY TRANSACTIONS
Revenue and accounts receivable
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue from related party customers of $3.4 million and $1.9 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $11.6 million and $9.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, amounts receivable from related party customers were $3.4 million and $1.3 million, respectively.
Customer assets and liabilities
As of September 30, 2023 and December 31, 2022, safeguarding customer crypto assets and safeguarding customer crypto liabilities for related parties were $4.8 billion and $3.5 billion, respectively. As of September 30, 2023 and December 31, 2022, customer custodial funds and customer custodial cash liabilities due to related party customers were $71.6 million and $14.2 million, respectively.
Prepaid and other assets
During the nine months ended September 30, 2023 and 2022, the Company invested an aggregate of $1.9 million and $14.4 million, respectively, in investees in which certain related parties of the Company held an interest over 10%.
Expenses and accounts payable
During the three and nine months ended September 30, 2023, the Company incurred $0.4 million and $1.0 million, respectively, for professional and consulting services provided by entities affiliated with related parties. As of September 30, 2023 and December 31, 2022, amounts payable to related parties were $0.2 million and $0, respectively.

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
The third quarter of 2023 was a strong quarter of execution for Coinbase. Amid multi-year low levels of volatility, we are pleased with our financial results.
For the three and nine months ended September 30, 2023, our total net revenue was $623.0 million and $2.0 billion, respectively, including $288.6 million and $990.4 million in transaction revenue, respectively. For the three and nine months ended September 30, 2022, we generated $576.4 million and $2.5 billion of total net revenue, respectively, including $365.9 million and $2.0 billion in transaction revenue, respectively. Subscription and services revenue was $334.4 million and $1.0 billion for the three and nine months ended September 30, 2023, respectively, and $210.5 million and $509.8 million for the three and nine months ended September 30, 2022, respectively.
For the three and nine months ended September 30, 2023, our net loss was $2.3 million and $178.6 million, respectively, and Adjusted EBITDA was $180.9 million and $658.5 million, respectively. For the three and nine months ended September 30, 2022, our net loss was $544.6 million and $2.1 billion, respectively, and Adjusted EBITDA was negative $115.9 million and negative $247.3 million, respectively.
We exhibited strong product momentum against our three pillar product strategy. For our first pillar, crypto as an asset class, we listed new assets and unified our USD/USDC order books which drove incremental Advanced trading volume and USDC balances on our platform. In support of our Go Broad and Go Deep international strategy, we registered with the Bank of Spain and launched in Canada, expanding our reach. Further, we realized a multi-quarter objective when Coinbase Financial Markets secured regulatory approval from the National Futures Association, a CFTC-designated self-regulatory organization, to operate a Futures Commission Merchant and offer eligible US customers access to crypto futures. In support of our second pillar, crypto updating the financial system, we entered into an updated arrangement with Circle to support USDC and help drive long-term success of the stablecoin ecosystem. Our efforts to drive our third pillar, crypto powering the future of the internet, we introduced Base, our advanced layer 2 (L2) solution. L2 networks can be likened to the transition from dial-up internet to broadband. Base optimizes speed and efficiency, significantly reduces costs, while granting developers seamless access to the extensive Coinbase ecosystem.

This work is important now because the opportunity is too large to let a tough market distract us. We firmly believe that onchain is the new online. Just like the Internet broke down barriers, democratized access to information, and made knowledge universally available, crypto is doing the same with broader access to financial services and commerce. We believe the onchain companies of today will be the tech giants of tomorrow, and we are positioning Coinbase at the forefront of this technology as a responsible, compliant, trusted, financially strong, and innovative business. These attributes form the core of our competitive advantage, and we are staying focused on building the technologies that expand crypto’s utility and position Coinbase to win.
Key Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
MTUs (in millions)	6.7	8.5	(21)%	7.5	8.9	(16)%
Trading Volume (in billions)	$76	$159	(52)	$313	$685	(54)
Net loss (in millions)	$(2)	$(545)	100	$(179)	$(2,068)	(91)
Adjusted EBITDA(1) (in millions)	$181	$(116)	256	$659	$(247)	367
___________________
(1)Please see the section titled “Non-GAAP Financial Measure” below for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Monthly Transacting Users
We define a Monthly Transacting User (“MTU”) as a consumer who actively or passively transacts in one or more products on our platform at least once during the rolling 28-day period ending on the date of measurement. MTUs presented for the end of a quarter are the average of each month’s MTUs in each respective quarter. MTUs engage in transactions that generate both transaction revenue and subscription and services revenue. Revenue-generating transactions include active transactions such as buying or selling crypto assets or passive transactions such as earning a staking reward. MTUs also engage in transactions that are non-revenue generating such as send and receive. MTUs may overstate the number of unique consumers due to differences in product architecture or user behavior.
The year-over-year decrease in our MTUs is driven primarily by a decline in MTUs engaging in active trading transactions.
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

Our Trading Volume in future periods will depend on the relative availability and adoption of Bitcoin, Ethereum, and other crypto assets.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Trading Volume (in billions):
Consumer	$11	$26	(58)	$46	$147	(69)
Institutional	65	133	(51)	267	538	(50)
Total	$76	$159	(52)	$313	$685	(54)

Trading Volume by crypto asset:
Bitcoin	38%	31%	23	36%	28%	29
Ethereum	19	33	(42)	22	24	(8)
USDT(1)	15	2	650	10	2	400
Other crypto assets	28	34	(18)	32	46	(30)
Total(2)	100%	100%		100%	100%

Transaction revenue by crypto asset:
Bitcoin	37%	31%	19	37%	28%	32
Ethereum	18	24	(25)	19	23	(17)
Other crypto assets	46	45	2	44	49	(10)
Total(2)	100%	100%		100%	100%
__________________
(1)USDT is a stablecoin issued by Tether Operations Limited.
(2)Figures presented above may not sum precisely due to rounding.

The decline in Trading Volume for the three and nine months ended September 30, 2023 as compared to the prior year comparative periods is primarily due to a decline in Crypto Asset Volatility1 of 60% and 50%, respectively, driven by materially different market conditions between the periods presented. Such conditions have continued to evolve since late 2021 when crypto market conditions began to weaken.
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

A number of factors contribute to changes in crypto asset prices and Crypto Asset Volatility, including, but not limited to, changes in the supply and demand for a particular crypto asset, crypto market sentiment, macroeconomic factors, utility of a particular crypto asset, and idiosyncratic events. The first quarter of 2022 continued a trend of both lower crypto prices and volatility that began in late 2021 driven by weaker macroeconomic conditions. These already weakening market conditions were exacerbated by the events of 2022. The first was the de-pegging of $LUNA in the second quarter of 2022 which contributed to approximately 60% crypto market capitalization decline in that quarter and ultimately drove the credit related bankruptcies of Three Arrows Capital, Voyager and Celsius. The second event was the collapse of FTX in the fourth quarter of 2022, which drove additional credit related bankruptcies. These events contributed to an overall market capitalization decline of 64% or approximately $1.5 trillion of value lost in 2022 which in turn impacted overall industry trading volume and more specifically Coinbase Trading Volume and transaction revenues. While the three months ended September 30, 2023 saw crypto market capitalization remain resilient, Global and US spot volumes across the industry further declined over the nine months ended September 30, 2023, driven by a reduction in crypto asset volatility. The decline in volatility, and thus overall Trading Volume, was a result of overall degraded crypto sentiment, regulatory uncertainty, bank failures and market shock events like the de-pegging of USDC in March 2023 as well as an overall reduction in liquidity. During the three months ended September 30, 2023, USDT volume was elevated, largely due to de-pegging events which drove higher activity in secondary markets such as our exchange.
During the three and nine months ended September 30, 2023, no asset other than Bitcoin, Ethereum, and USDT individually represented more than 10% of our Trading Volume and no asset other than Bitcoin and Ethereum individually represented more than 10% of our transaction revenue. During the three and nine months ended September 30, 2022, no asset other than Bitcoin or Ethereum individually represented more than 10% of either our Trading Volume or transaction revenue.

Components of Results of Operations
Revenue
We generate revenue from transactions, subscription and services, and other activity. The vast majority of our total revenue generated in the United States, based on the domicile of the customers or booking location. No other country accounted for more than 10% of our total revenue during the periods presented.
Net revenue
Transaction revenue
Transaction revenue is generated primarily from transaction fees on consumer and institutional trades that occur on our platform. The transaction fee earned is based on the price and quantity of the crypto asset that is bought, sold, or converted. Transaction revenue is recognized at the time the transaction is processed and is directly correlated with Trading Volume. Institutional customers incur lower fees per transaction than consumer customers and, as a result, the impact of changes in consumer Trading Volume on transaction revenue is more pronounced than changes in institutional Trading Volume. In addition, changes in our pricing and mix between types of transactions will affect transaction revenue. See the section titled “—Key Business Metrics—Trading Volume” above for more information on our Trading Volume metric.
Subscription and services revenue
Subscription and services revenue primarily consists of:
•Stablecoin revenue: We derive stablecoin revenue from our arrangement with the issuer of USDC. We earn a pro rata portion of income earned on USDC reserves based on the amount of USDC held on each respective party’s platform, and from the distribution and usage of USDC after certain expenses. Income derived by us from this arrangement is dependent on various factors including the balance of USDC on our platform, the total market capitalization of USDC, and the prevailing interest rate environment.
•Blockchain rewards: Our blockchain services derive blockchain rewards through various blockchain protocols. These blockchain protocols, or the participants that form the protocol networks, reward users for performing various activities on the blockchain, such as participating in proof-of-stake networks.
•Our staking revenue is included within blockchain rewards. Our blockchain services offered as part of Coinbase Cloud’s blockchain infrastructure solutions are included in other subscription and services revenue. Staking revenue is dependent on total customer balances staked, the price of the staked assets, and the reward rates offered by the blockchain protocols.
•Interest income: We hold customer custodial funds and cash and cash equivalents at certain third-party banks which earn interest. Customers custodial funds balances vary depending on the Trading Volume. As consumer Trading Volume increases, we generally see an increase in customer custodial funds on our platform. This revenue is also dependent on the prevailing interest rate environment. Additionally, we earn interest income on loans issued to our consumer and institutional customers. This interest income is dependent on total loans issued to customers and the prevailing interest rate environment. Interest earned on customer custodial funds and loans is included in interest income within subscription and services revenue, while interest earned on our corporate cash and cash equivalents is included in corporate interest and other income, within other revenue.

•Custodial fee revenue: We derive custodial fee revenue based on a percentage of the daily value of customer crypto assets that we hold under custody in our dedicated cold storage solution. The value of crypto assets held under custody is driven by the quantity, price, and type of crypto asset. Our custodial fee revenue is further dependent on the fee rates we charge to our customers.
•Other: Other subscription and services revenue primarily comprises revenue from: Coinbase One; Coinbase Cloud, which includes staking application, delegation, and infrastructure services; Learning Rewards campaign revenue; Prime Financing; and revenue from other subscription licenses.
Other revenue
Other revenue includes interest income earned primarily on our corporate cash and cash equivalents. Interest income is calculated using the interest method and depends on the balance of cash and cash equivalents as well as the prevailing interest rate environment. Other revenue also includes the sale of crypto assets when we are the principal in the transaction. Transactions involving our sale of crypto assets when we are the principal in the transaction represented less than 0.1% of our total revenue for the three and nine months ended September 30, 2023.
Operating expenses
Operating expenses consist of transaction expense, technology and development, sales and marketing, general and administrative, restructuring, crypto asset impairment, net, and other operating (income) expense, net.
Transaction expense
Transaction expense includes costs directly associated with revenues. For transaction revenues these expenses include costs to operate our platform, process crypto asset trades, and perform wallet services. The primary components of transaction expenses are: blockchain rewards distributed to customers for their participation in blockchain activities such as staking, account verification fees and fees paid to payment processors and other financial institutions for customer transaction activity, crypto asset losses due to transaction reversals, and miner fees paid to process transactions on blockchain networks. For subscription and services revenues, the primary expenses are the cost of operations and rewards distributed to users for staking validations conducted by us. Fixed-fee costs are expensed over the term of the contract and transaction-level costs are expensed as incurred.
Our transaction expenses as a percentage of net revenue will vary depending on the composition of our revenue. For example, if interest income and stablecoin revenue increase as a percentage of net revenue, transaction expenses as a percentage of net revenue will decrease as there are no transaction expenses directly attributed to these revenues. Conversely, if blockchain rewards increase as a percentage of net revenue, transaction expenses as a percentage of net revenue will increase since the majority of blockchain rewards revenue is distributed to the customer. Additionally, transaction expenses can be impacted by the commission or fee we charge for staking our customers’ assets, as well as by transaction reversal losses.
Technology and development
Technology and development expenses comprise mainly personnel-related expenses incurred in operating, maintaining, and enhancing our platform and in developing new products and services. These costs also include website hosting and infrastructure expenses, and the amortization of internally developed and acquired developed technology. Certain costs of developing new products and services are capitalized to property and equipment, net.

Sales and marketing
Sales and marketing expenses primarily include personnel-related expenses, marketing programs costs, and costs related to customer acquisition. Sales and marketing costs are expensed as incurred.
General and administrative
General and administrative expenses include personnel-related expenses incurred to support our business, including executive, customer support, compliance, finance, human resources, legal, and other support operations. These costs also include professional services and software subscriptions for support services.
Restructuring
Restructuring expenses comprise separation pay, stock-based compensation, and other personnel costs related to reductions in our headcount. For more information, see Note 4. Restructuring of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Crypto asset impairment, net
Crypto asset impairment, net represents gross impairments recorded on crypto assets held, net of subsequent realized gains on the sale and disposal of previously impaired crypto assets held.
Other operating expense (income), net
Other operating expense (income), net includes fair value gains and losses related to derivatives and derivatives designated in qualifying fair value hedge accounting relationships. It also includes the cost of our crypto assets used to fulfill customer accommodation transactions. Periodically, as an accommodation to customers, we may fulfill customer transactions using our own crypto assets held for operating purposes. We have custody and control of the crypto assets prior to the sale to the customer. Accordingly, we record the total value of the sale in other revenue and the cost of the crypto asset in other operating expense (income), net.
Because these components are generally variable based on changes in market conditions, they can vary widely from period to period.
Interest expense
Interest expense on debt includes coupon interest expense, as well as amortization of debt discounts and debt issuance costs.
Other (income) expense, net
Other (income) expense, net includes the following items:
•net gains on the repurchase of certain of our long-term debt;
•realized impacts on foreign exchange resulting from the settlement of our foreign currency assets and liabilities, and unrealized impacts on foreign exchange resulting from remeasurement of transactions and monetary assets and liabilities denominated in non-functional currencies; and
•impairment recognized on certain strategic equity investments in privately held companies without readily determinable fair values and gains and losses on investments, net, which consists primarily of realized and unrealized gains and losses from fair value adjustments.
Because the majority of these components are generally variable based on changes in market conditions, they can vary widely from period to period.

Provision for (benefit from) income taxes
Provision for (benefit from) income taxes includes income taxes related to foreign jurisdictions and U.S. federal and state income taxes.
Results of Operations
The following table summarizes the historical condensed consolidated statements of operations data (in thousands) and each component as a percentage of total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022

	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Revenue:
Net revenue	$623,004	92	$576,375	98	$2,021,902	94	$2,543,869	99
Other revenue	51,144	8	13,964	2	132,686	6	21,231	1
Total revenue	674,148	100	590,339	100	2,154,588	100	2,565,100	100
Operating expenses:
Transaction expense	90,577	13	101,876	17	295,146	14	546,889	21
Technology and development	322,756	48	556,338	94	1,001,454	46	1,736,251	68
Sales and marketing	78,178	12	75,888	13	226,007	10	416,986	16
General and administrative	252,630	37	339,157	57	760,379	35	1,222,904	48
Restructuring	(860)	—	(1,232)	—	142,594	7	41,221	2
Crypto asset impairment, net	7,180	1	12,150	2	17,089	1	654,962	26
Other operating expense (income), net	3,512	1	62,646	11	(10,806)	(1)	101,223	4
Total operating expenses	753,973	112	1,146,823	194	2,431,863	113	4,720,436	184
Operating loss	(79,825)	(12)	(556,484)	(94)	(277,275)	(13)	(2,155,336)	(84)
Interest expense	20,821	3	21,507	4	64,029	3	67,301	3
Other (income) expense, net	(135,307)	(20)	65,699	11	(131,606)	(6)	271,067	11
Income (loss) before income taxes	34,661	5	(643,690)	(109)	(209,698)	(10)	(2,493,704)	(97)
Provision for (benefit from) income taxes	36,926	5	(99,055)	(17)	(31,132)	(1)	(425,756)	(17)
Net loss	$(2,265)	—	$(544,635)	(92)	$(178,566)	(8)	$(2,067,948)	(81)
__________________
(1)Percentage of total revenue. Figures presented above may not sum precisely due to rounding.

Comparison of the three and nine months ended September 30, 2023 and 2022
The discussion in this section provides comparisons of our condensed consolidated financial results for the three and nine months ended September 30, 2023 compared to the prior year comparative periods of the three and nine months ended September 30, 2022, respectively, unless otherwise noted.
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands)				(in thousands)
Transaction revenue	$288,575	$365,868	$(77,293)	(21)	$990,386	$2,034,118	$(1,043,732)	(51)
Subscription and services revenue	334,429	210,507	123,922	59	1,031,516	509,751	521,765	102
Other revenue	51,144	13,964	37,180	266	132,686	21,231	111,455	525
Total revenue	$674,148	$590,339	$83,809	14	$2,154,588	$2,565,100	$(410,512)	(16)
For the three and nine months ended September 30, 2023, we generated 90% and 89%, respectively, of total revenue in the United States. For the three and nine months ended September 30, 2022, we generated 85% and 83%, respectively, of total revenue in the United States. No other country accounted for more than 10% of total revenue during the periods presented.
Transaction revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands)				(in thousands)
Consumer, net	$274,505	$346,091	$(71,586)	(21)	$936,944	$1,928,145	$(991,201)	(51)
Institutional, net	14,070	19,777	(5,707)	(29)	53,442	105,973	(52,531)	(50)
Total transaction revenue	$288,575	$365,868	$(77,293)	(21)	$990,386	$2,034,118	$(1,043,732)	(51)
The decline in total transaction revenue was primarily due to:
•decreases of $193.7 million and $1.3 billion in consumer transaction revenue attributed to corresponding decreases in consumer Trading Volume of 58% and 69%. These decreases were offset in part by increases of $122.1 million and $326.6 million attributed to corresponding increases in average blended fee rates of 80% and 54% on consumer transactions, which were influenced by changes in customer mix towards trades which have higher fees and pricing changes as we experimented with increased spread on certain types of consumer trades in 2023; and
•a decrease in institutional transaction revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, aligned with a corresponding decrease in institutional Trading Volume of 50%. There was no material change for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Subscription and services revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands)				(in thousands)
Stablecoin revenue	$172,357	$76,858	$95,499	124	$522,650	$99,977	$422,673	423
Blockchain rewards	74,461	62,759	11,702	19	235,824	213,064	22,760	11
Interest income	39,467	24,920	14,547	58	131,360	44,769	86,591	193
Custodial fee revenue	15,805	14,532	1,273	9	49,839	68,404	(18,565)	(27)
Other subscription and services revenue	32,339	31,438	901	3	91,843	83,537	8,306	10
Total subscription and services revenue	$334,429	$210,507	$123,922	59	$1,031,516	$509,751	$521,765	102
Subscription and services revenue increased due to the following:
•higher stablecoin revenue primarily attributable to higher average interest rates on USDC reserves, which rose 320 basis points or 171% and 375 basis points or 420%;
•an increase in blockchain rewards from increases in staked balances for certain assets resulting primarily from increased user participation in reward generating activities;
•an increase in interest income generated on customer custodial cash, primarily reflecting increases of $25.0 million and $105.9 million attributable to corresponding higher average interest rates, which were up 273 basis points or 209% and 324 basis points or 636%. These increases were offset in part by decreases of $10.2 million and $16.2 million due to lower average month end balances of customer custodial cash. These balances decreased 46% and 49%, attributable to overall crypto market sentiment discussed in the section titled “—Key Business Metrics” above; and
•a decrease in custodial fee revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decrease in average assets under custody of $16.9 billion, resulting from price effects that drove down the value of assets under custody, despite a net inflow of assets. Custodial fee revenue remained relatively flat for the three months ended September 30, 2023.
Other revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands)				(in thousands)
Corporate interest and other income	$51,144	$13,964	$37,180	266	$132,686	$21,231	$111,455	525
Total other revenue	$51,144	$13,964	$37,180	266	$132,686	$21,231	$111,455	525
Other revenue increased due to an increase in bank interest income driven by higher average interest rates on corporate balances.

Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands)				(in thousands)
Transaction expense	$90,577	$101,876	$(11,299)	(11)	$295,146	$546,889	$(251,743)	(46)
Technology and development	322,756	556,338	(233,582)	(42)	1,001,454	1,736,251	(734,797)	(42)
Sales and marketing	78,178	75,888	2,290	3	226,007	416,986	(190,979)	(46)
General and administrative	252,630	339,157	(86,527)	(26)	760,379	1,222,904	(462,525)	(38)
Restructuring	(860)	(1,232)	372	(30)	142,594	41,221	101,373	246
Crypto asset impairment, net	7,180	12,150	(4,970)	(41)	17,089	654,962	(637,873)	(97)
Other operating expense (income), net	3,512	62,646	(59,134)	(94)	(10,806)	101,223	(112,029)	(111)
Total operating expenses	$753,973	$1,146,823	$(392,850)	(34)	$2,431,863	$4,720,436	$(2,288,573)	(48)
There were material trends of decreased operating expenses for the three and nine months ended September 30, 2023 as compared to prior year periods discussed below. We do not expect material decreasing expense trends to continue sequentially for the remainder of 2023 as our material restructuring and cost optimization efforts are generally completed. Unless otherwise noted, we anticipate that in the near term, operating expenses will generally remain at lower levels relative to the prior year period, and there are no material sequential trends of note.
Transaction expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands)				(in thousands)
Blockchain rewards fees	$51,661	$42,787	$8,874	21	$164,492	$160,383	$4,109	3
Payment processing and account verification	16,804	35,196	(18,392)	(52)	58,025	162,937	(104,912)	(64)
Transaction reversal losses	10,861	15,731	(4,870)	(31)	36,621	90,759	(54,138)	(60)
Miner fees	5,687	6,308	(621)	(10)	25,378	127,281	(101,903)	(80)
Other	5,564	1,854	3,710	200	10,630	5,529	5,101	92
Total transaction expense	$90,577	$101,876	$(11,299)	(11)	$295,146	$546,889	$(251,743)	(46)
The decrease in transaction expense was driven by the following:
•an increase for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, in blockchain rewards distributed to customers for their participation in blockchain activities such as staking, which generally increased in line with blockchain rewards revenue;
•a decrease in payment processing and account verification expenses, driven primarily by Trading Volume declines of 52% and 54%;

•a decrease in transaction reversal losses, driven primarily by the decrease in Trading Volumes noted above, combined with our efforts to reduce reversals through optimization of our fraud monitoring processes; and
•a decrease in miner fees for the nine months ended September 30, 2023 from the prior year comparative period, driven by a decrease in blockchain transmission volume and significant investments in batching and other optimizations in onchain activity. Though the dollar impacts of these drivers are not individually quantifiable, we estimate approximately 65% of the decrease is attributable to transmission volume, which was impacted by customer withdrawals, corporate wallet movements, and lower blockchain network fees such as Ethereum gas prices, while the remainder is attributable to optimizations.
Technology and development expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands)				(in thousands)
Personnel-related(1)	$241,000	$406,400	$(165,400)	(41)	$714,500	$1,223,300	$(508,800)	(42)
Website hosting and infrastructure	40,600	96,300	(55,700)	(58)	142,800	338,700	(195,900)	(58)
Amortization of capitalized software	24,857	32,161	(7,304)	(23)	88,611	88,885	(274)	—
Other	16,299	21,477	(5,178)	(24)	55,543	85,366	(29,823)	(35)
Total technology and development expenses	$322,756	$556,338	$(233,582)	(42)	$1,001,454	$1,736,251	$(734,797)	(42)
__________________
(1) Personnel-related includes cash and stock-based compensation expense.
Technology and development expenses decreased due to the following:
•a decrease in personnel-related expenses driven primarily by a 24% and 25% decrease in average technology and development headcount following our workforce reductions in 2023 and 2022. This decrease in average headcount reduced personnel-related expenses by $101.4 million and $309.0 million. Further, stock-based compensation decreased by an additional $64.0 million and $199.7 million due to vesting and roll-off of non-recurring multi-year stock-based compensation awards; and
•a decrease in website hosting and infrastructure expenses due to our investments in more efficient and modern infrastructure and architecture, both in our customer-facing products and internal tooling.
Sales and marketing expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands)				(in thousands)
Personnel-related(1)	$38,152	$31,438	$6,714	21	$109,756	$108,312	$1,444	1
Marketing programs	23,871	29,979	(6,108)	(20)	76,815	248,412	(171,597)	(69)
Other	16,155	14,471	1,684	12	39,436	60,262	(20,826)	(35)
Total sales and marketing expenses	$78,178	$75,888	$2,290	3	$226,007	$416,986	$(190,979)	(46)
__________________
(1) Personnel-related includes cash and stock-based compensation expense.

Sales and marketing expenses decreased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to reduced media and brand spend from in-house efficiencies as we actively lowered our investment given the decline in year-over-year revenue. Sales and marketing expenses remained relatively flat for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
General and administrative expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands)				(in thousands)
Personnel-related (excluding customer support)(1)	$134,269	$151,619	$(17,350)	(11)	$382,791	$449,526	$(66,735)	(15)
Customer support	41,369	101,487	(60,118)	(59)	112,422	431,945	(319,523)	(74)
Professional services	35,277	41,040	(5,763)	(14)	112,860	114,020	(1,160)	(1)
Other	41,715	45,011	(3,296)	(7)	152,306	227,413	(75,107)	(33)
Total general and administrative expenses	$252,630	$339,157	$(86,527)	(26)	$760,379	$1,222,904	$(462,525)	(38)
__________________
(1) Personnel-related includes cash and stock-based compensation expense.
General and administrative expenses decreased predominantly driven by the following:
•a decrease in personnel-related expenses excluding customer support, driven primarily by a 20% and 12% decrease in average general and administrative headcount, excluding customer support, as a result of the workforce reductions in June 2022 and January 2023;
•a decrease in customer support costs, reflecting $40.8 million and $229.8 million of reductions in costs of managed services to support compliance operations and customer experience, driven by automation and reduction in capacity needs that we built in 2022 to address backlogs from 2021, and decreases of $19.3 million and $89.7 million in customer support personnel-related expenses resulting from the workforce reductions discussed above; and
•a $39.3 million decrease in taxes, licenses, and fees for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due primarily to the application of certain indirect tax rules and our facts, leading to a reduction in these taxes included within other in the table above.
Restructuring expense
Restructuring expense was negative $0.9 million for the three months ended September 30, 2023 due to the release of accruals for certain separation pay expenses and other personnel costs that were recorded as of June 30, 2023 but not utilized. Restructuring expense was $142.6 million for the nine months ended September 30, 2023 and was driven by separation pay, stock-based compensation expense relating to the acceleration of the vesting of outstanding equity awards in accordance with the terms of such awards, and other personnel costs related to the workforce reduction in January 2023.
Restructuring expense was negative $1.2 million and $41.2 million for the three and nine months ended September 30, 2022, respectively, and was driven by separation pay and other personnel costs related to the workforce reduction in June 2022 and the subsequent release of accruals of certain costs related thereto that were not utilized.

Crypto asset impairment, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands)				(in thousands)
Gross crypto asset impairment expense	$22,868	$25,918	$(3,050)	(12)	$77,151	$689,077	$(611,926)	(89)
Recoveries	(15,688)	(13,768)	(1,920)	14	(60,062)	(34,115)	(25,947)	76
Crypto asset impairment, net	$7,180	$12,150	$(4,970)	(41)	$17,089	$654,962	$(637,873)	(97)
Crypto asset impairment, net decreased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, driven by gross crypto asset impairments in the prior year that resulted from the challenging crypto market conditions discussed in the section titled “—Key Business Metrics” above, paired with lower crypto asset balances held in current year. The average month end balances of crypto assets held during the respective reporting periods decreased 3% and 32%. These impairments were offset in part by higher expense recoveries as we sold previously impaired assets at recovered prices.
Other operating expense (income), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,			Change
	2023	2022	$	%	2023		2022	$	%

	(in thousands)				(in thousands)
Platform-related incidents and losses	$3,778	$31,728	$(27,950)	(88)	$9,759		$77,095	$(67,336)	(87)
(Gain) loss on derivatives	(12,312)	(11,939)	(373)	3	(25,793)		(9,780)	(16,013)	164
Other	12,046	42,857	(30,811)	(72)	5,228		33,908	(28,680)	(85)
Total other operating expense (income), net	$3,512	$62,646	$(59,134)	(94)	$(10,806)	0	$101,223	$(112,029)	(111)
Changes in other operating expense (income), net were predominantly driven by lower platform-related incidents and losses as a result of implementing stricter monitoring processes and controls to mitigate incidents on our platform. We also saw gains on crypto asset derivatives in 2023, driven primarily by changes in the market values of assets underlying derivative assets and liabilities. See Note 13. Derivatives to the condensed consolidated financial statements for further details.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands)				(in thousands)
Interest expense	$20,821	$21,507	$(686)	(3)	$64,029	$67,301	$(3,272)	(5)
There were no material changes in interest expense during the periods presented.

Other (income) expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands)				(in thousands)
Losses on foreign exchange	$382	$64,509	$(64,127)	(99)	$10,916	$198,891	$(187,975)	(95)
(Gains) losses on strategic investments	(48,488)	(3,408)	(45,080)	1323	(38,330)	70,153	(108,483)	(155)
Gain on extinguishment of long-term debt	(81,591)	—	(81,591)	100	(99,446)	—	(99,446)	100
Other	(5,610)	4,598	(10,208)	(222)	(4,746)	2,023	(6,769)	(335)
Total other (income) expense, net	$(135,307)	$65,699	$(201,006)	(306)	$(131,606)	$271,067	$(402,673)	(149)
Other (income) expense, net changed predominantly driven by the following:
•a decrease in net realized and unrealized losses on foreign exchange primarily due to improvement in foreign exchange risk management;
•net gains on strategic investments driven by a gain of $49.9 million resulting from an equity investment transaction with Circle US Holdings, Inc. during the third quarter of 2023; and
•a net gain of $17.8 million on the repurchase of certain of our 2026 Convertible Notes and of $81.6 million on the repurchase of certain of our Senior Notes during the second and third quarters of 2023, respectively. Please see Note 12. Indebtedness of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Provision for (benefit from) income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands)				(in thousands)
Provision for (benefit from) income taxes	$36,926	$(99,055)	$135,981	(137)	$(31,132)	$(425,756)	$394,624	(93)
The benefit from income taxes decreased due to lower tax benefits from a reduction of pretax loss, partially offset by certain stock-based compensation and a lower valuation allowance recorded on impairment charges.

Non-GAAP Financial Measure
In addition to our results determined in accordance with GAAP, we believe Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our operating performance. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA may be helpful to investors because it provides consistency and comparability with past financial performance. However, Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. There are a number of limitations related to Adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent of Adjusted EBITDA. Some of these limitations are Adjusted EBITDA excludes:
•provision for (benefit from) income taxes;
•depreciation and intangible assets amortization expense and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;
•interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us;
•the impact of crypto asset borrowing costs, a non-cash expense, which is similar in nature to interest expense on our crypto asset borrowings, which has been recurring, and may in the future recur;
•stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•crypto asset impairment, net, represents impairment on crypto assets still held and is a non-cash expense, which has been recurring, and may in the future recur, although the crypto assets impaired may be sold in the future at a price at or higher than the price the assets have been impaired to;
•impairment on investments, net, a non-cash expense, which has been recurring, and may in the future recur, although the impaired investments may be sold in the future at a price lower, at or higher than the price the assets have been impaired to;
•impairment on property and equipment and intangible assets are infrequent in nature and are non-cash adjustments;
•the impact of restructuring, which is infrequent and not related to normal operations but impacted our results in 2022 and 2023;
•gain on extinguishment of long-term debt due to repurchases prior to maturity, a non-cash adjustment, which has been recurring, and may in the future recur;
•the impact of unrealized foreign exchange gains or losses and fair value adjustments on foreign exchange derivatives for hedging activities, non-cash adjustments, which have been recurring, and may in the future recur;
•the impact of fair value gain or loss on derivatives, a non-cash expense, which has been recurring, and may in the future recur;
•non-recurring legal reserves and related costs, which reduces cash available to us; and

•a non-recurring fee and write-off related to an early lease termination, a non-recurring accrual for value-added tax related to our Irish operations, and non-cash unrealized gains or losses on contingent consideration, which we have consolidated into the line item “other adjustments” because they are not material individually.
In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our disclosure of Adjusted EBITDA as a tool for comparison. A reconciliation is provided below for Adjusted EBITDA to net loss, the most directly comparable financial measure stated, in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of Adjusted EBITDA to net income (loss), and not to rely on any single financial measure to evaluate our business.
We calculate Adjusted EBITDA as net loss or income, adjusted to exclude provision for or benefit from income taxes, depreciation and amortization, interest expense, crypto asset borrowing costs, stock-based compensation expense, crypto asset impairment, net, loss or gain on investments, net, other impairment, restructuring, gain on extinguishment of long-term debt, net, change in unrealized foreign exchange, fair value gain or loss on derivatives, non-recurring legal reserves and related costs, and other adjustments, net.
The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net loss	$(2,265)	$(544,635)	$(178,566)	$(2,067,948)
Adjusted to exclude the following:
Provision for (benefit from) income taxes	36,926	(99,055)	(31,132)	(425,756)
Depreciation and amortization	31,967	40,114	110,157	113,721
Interest expense	20,821	21,507	64,029	67,301
Crypto asset borrowing costs	706	945	3,445	3,947
Stock-based compensation	218,153	391,441	616,785	1,135,078
Crypto asset impairment, net(1)	8,897	—	29,481	586,823
(Gain) loss on investments, net(2)	(48,498)	1,577	(40,319)	70,866
Other impairment(3)	1,956	1,122	10,069	9,071
Restructuring	(860)	(1,232)	142,594	41,221
Gain on extinguishment of long-term debt, net	(81,591)	—	(99,446)	—
Change in unrealized foreign exchange	878	77,181	17,314	192,253
Fair value gain on foreign exchange derivatives	—	(22,935)	—	(22,935)
Fair value (gain) loss on derivatives	(402)	2,399	(14,332)	3,351
Non-recurring legal reserves and related costs	—	—	—	14,250
Other adjustments, net	(5,744)	15,679	28,469	31,476
Adjusted EBITDA	$180,944	$(115,892)	$658,548	$(247,281)
__________________
(1)Crypto asset impairment, net represents impairment on crypto assets still held.
(2)Includes impairment and net gains on investments.
(3)Other impairment represents impairment on property and equipment and intangible assets.

Liquidity and Capital Resources
Cash and cash equivalents, restricted cash, and USDC
As of September 30, 2023 and December 31, 2022, our cash and cash equivalents, restricted cash, and USDC balances consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents:
Cash equivalents(1)	$3,680,337	$2,250,065
Cash held at banks	1,257,001	2,031,749
Cash held at venues	163,461	143,207
Total cash and cash equivalents	$5,100,799	$4,425,021

Restricted cash(2)	$26,319	$25,873
USDC(3)	400,799	861,149
__________________
(1)    Cash equivalents consists of money market funds denominated in U.S. dollars.
(2)    Restricted cash consists primarily of amounts held in restricted bank accounts at certain third-party banks as security deposits or pledged as collateral to secure letters of credit.
(3)    USDC is a stablecoin which can be redeemed one USDC for one U.S. dollar on demand. While not accounted for as cash or cash equivalents, we treat our USDC holdings as a liquidity resource. As of September 30, 2023 and December 31, 2022, we had USDC held at venues with a fair value of $5.7 million and an immaterial amount, respectively.

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
In June 2023, we entered into multiple privately negotiated purchase agreements with a limited number of holders of our 2026 Convertible Notes to repurchase $64.5 million in aggregate principal of the existing notes, resulting in cash payments of $45.5 million. The transaction represented an approximately 29% discount to par value. In August and September 2023, we repurchased $262.5 million of aggregate principal amount of the 2031 Senior Notes, resulting in cash payments of $177.2 million. The transactions represented an approximately 33% discount to par value. Following the close of these transactions, the remaining outstanding principal balance of the 2026 Convertible Notes, 2028 Senior Notes, and 2031 Senior Notes was approximately $1.4 billion, $1.0 billion, and $0.7 billion, respectively, for a total remaining outstanding principal balance of $3.1 billion.

See Notes 10. Accrued Expenses and Other Current Liabilities and 12. Indebtedness of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our short and long-term borrowings, respectively.
In January 2023, S&P Global Ratings announced a downgrade of our issuer credit rating and senior unsecured debt from BB to BB-, and Moody’s Investors Service (“Moody’s”) announced a downgrade of our Corporate Family Rating (“CFR”) to B2 from Ba3 and downgraded our guaranteed senior unsecured notes to B1 from Ba2. As of September 30, 2023, our credit ratings with S&P Global Ratings and Moody’s remain unchanged from these downgraded levels.
Crypto assets
Our crypto asset investment policy allows us to invest up to 10% of our quarterly net income into a diversified portfolio of crypto assets. Our investments will be deployed over a multi-quarter window. We execute these trades away from our crypto asset trading platform to avoid any conflict of interest with our customers. We may increase or decrease our allocation over time.
As of September 30, 2023, we held $392.9 million of crypto assets for investment and operating purposes measured at impaired cost. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets and the variability of our earnings on these transactions will be dependent on the future fair value of such crypto assets. We have limited ability to predict whether the sale of crypto assets received from airdrops or forks will be material to our future earnings, which is dependent on the future market liquidity, viability and fair value of such crypto assets. Our current policy is not to monetize unsupported forks or airdrops held on our platform. Crypto assets received through airdrops and forks, at the time of the airdrop or fork and at the end of the periods presented, are not material to our financial statements.

As of September 30, 2023 and December 31, 2022, the cost basis and fair value of our crypto assets held at impaired cost was as follows (in thousands):

	September 30,		December 31,
	2023		2022
	Cost(1)	Fair Value(2)	Cost(1)	Fair Value(2)

Crypto assets held as investments:
Bitcoin(3)	$126,650	$247,580	$111,553	$151,792
Ethereum(3)	128,834	198,816	91,231	138,714
Other	55,389	125,922	85,883	135,763
Total crypto assets held as investments	310,873	572,318	288,667	426,269

Crypto assets held for operating purposes:
Bitcoin	$11,552	$12,400	$5,390	$5,833
Ethereum	25,654	32,376	24,405	25,796
Other	44,797	56,877	37,782	59,127
Total crypto assets held for operating purposes	82,003	101,653	67,577	90,756
Total crypto assets held(4)(5)	$392,876	$673,971	$356,244	$517,025
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
(4)Excludes crypto assets borrowed at impaired cost. See Note 7. Goodwill, Intangible Assets, Net, and Crypto Assets Held of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
(5)As of September 30, 2023 and December 31, 2022, we had crypto assets held at venues with a fair value of $24.4 million and an immaterial amount, respectively.

We view our crypto asset investments as long term holdings and we do not plan to engage in regular trading of crypto assets. From time to time, we may enter into derivatives or other financial instruments in an attempt to hedge our price exposure on our crypto assets held as investments. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets are less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Customer accommodations and corporate expenses denominated in crypto assets are fulfilled with crypto assets held for operational purposes. We recognized $8.6 million and $30.5 million of impairment expense on our crypto asset investment portfolio for the three and nine months ended September 30, 2023, respectively.
We enter into fiat and crypto asset borrowing arrangements with eligible institutional customers. These borrowings are generally open-term or have a term of less than one year. Such activities are not material to our business. We are required to maintain a collateral to loan ratio per our borrowing agreements. Any significant change in crypto asset prices could impact the value of the crypto asset borrowed or the value of crypto asset collateral. Recent downward trends in crypto asset prices have not had a material impact on the value of our corporate collateral. If crypto asset prices rise, we will post additional collateral to maintain required collateral loan ratios. We were in compliance with all collateral requirements as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, the balance of our pledged collateral consisted of the following (in thousands, except units):

	September 30, 2023		December 31, 2022
	Units	Fair Value	Units	Fair Value
Asset
USDC	46,145,736	$46,146	47,633,897	$47,634
Bitcoin	—	—	650	10,743
Fiat	N/A	3,935	N/A	41,630
Total		$50,081		$100,007
Our business model does not expose us to liquidity risk if we have excessive redemptions or withdrawals from customers. We do not use customer crypto assets as collateral for any loan, margin, rehypothecation, or other similar activities without their consent to which we or our affiliates are a party. As of September 30, 2023, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. See Risk Factors - Depositing and withdrawing crypto assets into and from our platform involves risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely impact our business included in Part II, Item 1A of this Quarterly Report on Form 10-Q for further information.
Cash requirements and contractual obligations
Certain jurisdictions where we operate require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer custodial cash liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial cash, and in-transit customer receivables. As of September 30, 2023 and December 31, 2022, our eligible liquid assets were greater than the aggregate amount of customer custodial cash liabilities. We are also required to hold corporate liquid assets at our subsidiaries to meet capital requirements established by our regulators based on the value of crypto assets held in custody. We are in compliance with these capital requirements.
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
To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and cash and other requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. As a result of our credit rating downgrade, our ability to raise additional financing from external sources in the future may be adversely affected and we may not be able to raise capital on terms acceptable to us or at all. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than our current debt.

As of September 30, 2023, our material cash requirements and contractual obligations arising in the normal course of business due within the next 12 months and in total consisted of the following (in thousands):

	Amounts Due
	Next 12 Months	Total
Operating leases(1)	$12,460	$18,286
Non-cancelable purchase obligations(2)	272,812	558,945
2026 Convertible Notes(3)
Interest	6,848	20,025
Principal	—	1,373,013
2028 Senior Notes(4)
Interest	33,750	185,625
Principal	—	1,000,000
2031 Senior Notes(4)
Interest	26,734	227,230
Principal	—	737,457
Other(5)	19,745	19,745
_______________
(1)    Lease payments due for corporate offices.
(2)    Committed spend primarily relating to technology and advertising.
(3)    Assumes the 2026 Convertible Notes are not converted into our Class A common stock, repurchased or redeemed prior to maturity.
(4)    Assumes the 2028 and 2031 Senior Notes are not repurchased or redeemed prior to maturity.
(5)    Remaining amounts committed under consent order with NYDFS. In January 2023, the NYDFS announced a consent order focused on historical shortcomings in Coinbase, Inc.’s compliance program. Pursuant to the consent order, Coinbase, Inc. paid a $50.0 million penalty in January 2023 and agreed to invest an additional $50.0 million in its compliance function by the end of 2024.

See Notes 10. Accrued Expenses and Other Current Liabilities, 12. Indebtedness, 18. Income Taxes and 20. Commitments and Contingencies of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information relating to our short and long term material cash requirements and contractual obligations as of September 30, 2023.
Cash flows

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$928,137	$(839,983)
Net cash used in investing activities	(85,117)	(637,698)
Net cash used in financing activities	(1,734,128)	(4,205,918)
Net decrease in cash, cash equivalents, and restricted cash	$(891,108)	$(5,683,599)
Effect of exchange rates on cash, cash equivalents, and restricted cash	$(27,353)	$(376,261)
Change in customer custodial cash	$(1,594,685)	$(3,935,128)

Operating activities
Our largest source of cash provided by operations are revenues generated from transaction fees and stablecoin revenue. Our primary uses of cash from operating activities include payments for website hosting services, payments to employees for compensation, outsourced customer support costs, payments to tax authorities for income taxes, and other general corporate expenditures.
Net cash provided by operating activities increased by $1.8 billion compared to the prior year period primarily due to decreases in net loss as a result of decreases in overall working capital needs year-over-year due to our ongoing cost management efforts. Other changes in assets and liabilities impacting our cash inflow include a $763.0 million increase in cash provided by USDC conversions primarily to optimize our corporate balance, a decrease in prepaid expenses driven by a $141.0 million decrease due to a return of cash collateral posted against foreign currency forward contracts which were closed in the current period due to lower foreign exchange volatility and improved foreign exchange risk management, and an increase in accrued expenses driven by $84.0 million in accrued bonuses due to higher performance achievements. These movements were offset by a $90.4 million increase in net deferred tax assets primarily due to additional pretax losses year-over-year.
Investing activities
Net cash used in investing activities decreased by $552.6 million compared to the prior year period due to:
•a $559.8 million decrease in cash used related to decreases in net crypto asset purchases for our corporate investment portfolio in early 2022 and a reduction in net crypto asset purchases needed to support customer trading on our platform as a result of investments in database and network infrastructure to reduce unanticipated system disruptions; and
•a $155.4 million decrease in cash used related to fewer business combinations due to market conditions; offset by
•a $207.7 million increase in cash used for net loans originated and repaid related to an increase in consumer demand for these loans due to stabilizing interest rates and increasing crypto asset prices which are used for collateral against these loans thereby increasing borrowing power.
Financing activities
Net cash used in financing activities decreased by $2.5 billion compared to the prior year period primarily due to a $2.6 billion decrease of customer custodial cash liabilities as a result of a decline in fiat balances held on our platform due to a decrease in market sentiment, as discussed in the section titled “—Key Metrics” above, and customers seeking higher yields on cash holdings in banks and USDC holdings on Coinbase. The decrease in cash used was further caused by a $84.8 million decrease of taxes paid related to net shares settlement of equity awards due the overall decrease in headcount and the decrease in our stock price on the vesting dates, the taxable event. Our choice to net settle employee awards and pay taxes is routinely evaluated by management and may change in the future. These decreases were slightly offset by an increase of $222.7 million in cash used for long-term debt repurchases that began in June 2023.

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
Interest rate risk
Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents, customer custodial cash and from our arrangement with the issuer of USDC.
Our investment policy and strategy related to our cash and cash equivalents and customer custodial cash funds is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents consist of money market funds denominated in U.S. dollars and cash deposits, and therefore the fair value of our cash, cash equivalents, and customer custodial funds would not be significantly affected by either an increase or a decrease in interest rates. A hypothetical 100 basis points increase or decrease in average interest rates applied to our daily balances held as of September 30, 2023 and September 30, 2022, would have resulted in a $46.0 million and $44.2 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and customer custodial funds. The Federal Reserve has increased the Federal Funds Rate over 500 basis points since December 31, 2021 to control current levels of inflation and as of September 30, 2023, the Federal Funds Rate was 5.33%. As a result of these significant recent increases in interest rates, a decrease in interest rates is possible. A hypothetical 500 basis points increase or decrease in average interest rates applied to our daily balances held as of September 30, 2023 and September 30, 2022, which hypothetical basis point increase corresponds closely to the increase of the Federal Funds Rate since early 2022, would have resulted in a $230.1 million and $220.9 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and customer custodial funds.

We also earn stablecoin revenue from an arrangement with the issuer of USDC. Interest income is earned on USDC reserve balances. The issuer of USDC reported that, as of September 30, 2023, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders, and therefore the fair value of these balances would not be significantly affected by either an increase or a decrease in interest rates. A hypothetical 100 basis points increase or decrease in average interest rates applied to daily USDC reserve balances held would have resulted in a $32.8 million and $113.9 million increase or decrease in stablecoin revenue for the three and nine months ended September 30, 2023, respectively, and a $41.1 million and $95.1 million increase or decrease in stablecoin revenue for the three and nine months ended September 30, 2022, respectively. A hypothetical 500 basis points increase or decrease in average interest rates applied to daily USDC reserve balances held would have resulted in a $163.9 million and $569.3 million increase or decrease in stablecoin revenue for the three and nine months ended September 30, 2023, respectively, and a $205.6 million and $475.5 million increase or decrease in stablecoin revenue for the three and nine months ended September 30, 2022, respectively.
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
We recognized net foreign currency losses of $0.4 million and $10.9 million for the three and nine months ended September 30, 2023, respectively, compared to net foreign currency losses of $87.4 million and $221.8 million recognized for the three and nine months ended September 30, 2022, respectively, in other (income) expense, net in the condensed consolidated statements of operations. If an adverse 10% foreign currency exchange rate change was applied to total monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would not have a material impact on our financial results.
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

Foreign currency translation risk
Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized losses on translation adjustments, net of tax, of $10.3 million and $5.5 million for the three and nine months ended September 30, 2023, respectively, compared to losses on translation adjustments, net of tax, of $18.3 million and $33.1 million for the three and nine months ended September 30, 2022, respectively, in the condensed consolidated statements of comprehensive loss. As of September 30, 2023 and 2022, a 10% increase or decrease on foreign currency exchange rates for translation purposes would not have a material impact on our financial results.
Market volatility and other risks associated with derivatives
We have exposure to derivatives and related hedges measured at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility.
As of September 30, 2023, we had embedded derivative assets of $5.6 million and embedded derivative liabilities of $1.3 million as a result of entering into transactions to borrow crypto assets, which are recorded on the condensed consolidated balance sheets. We also had an embedded derivative asset of $4.5 million, as well as an embedded derivative liability of $3.0 million for other payables denominated in crypto assets, and an embedded derivative asset of $9.5 million and an embedded derivative liability of $1.7 million for accounts and loans receivables that are denominated in crypto assets. These embedded derivative assets and liabilities are recorded on the condensed consolidated balance sheets in accrued expenses and other current liabilities and accounts and loans receivable, net of allowance, respectively. As of September 30, 2023 and December 31, 2022, a 10% increase or decrease in the fair value of the derivative positions would not have a material impact on our financial results. For more information on our derivatives and related hedges measured at fair value, see Notes 2. Summary of Significant Accounting Policies, 6. Accounts and Loans Receivable, Net of Allowance, 9. Prepaid Expenses and Other Assets, 10. Accrued Expenses and Other Current Liabilities, and 13. Derivatives, of the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Equity investment risk
We hold strategic investments in privately held companies in the form of equity securities without readily determinable fair values in which we do not have a controlling interest or significant influence. These investments are subject to a wide variety of market and price-related risks due to the lack of readily available market data, which requires us to make significant estimates and assumptions that could substantially impact the carrying value of the investments. We perform a qualitative assessment of our portfolio of strategic equity investments on a quarterly basis for indicators of impairment. Our analysis includes a review of operating results, credit rating, asset quality and business prospects of the investees, changes in the regulatory and macroeconomic environment, and general market conditions of the geographical area or industry in which our investees operate. If indicators of impairment exist and the estimated fair value of an investment is below the carrying amount, we will write down the investment to fair value. As of September 30, 2023 and December 31, 2022, our strategic equity investments in privately held companies were $357.1 million and $326.7 million, respectively. We are required to record all adjustments to the fair value of our investments through our condensed consolidated statements of operations under other (income) expense, net. During the three and nine months ended September 30, 2023, we recognized impairment expense of $0.8 million and $9.1 million, respectively, related to our strategic investments in privately held companies. During the three and nine months ended September 30, 2022, we recognized impairment expense of $1.6 million and $70.9 million, respectively, related to our strategic investments in privately held companies. We anticipate volatility to our net income (loss) in future periods due to changes in the fair values associated with these investments and changes in observable prices and similar transactions that could impact our fair value assessments. Based on future market conditions, these changes could be material to our financial results. For more information, see Note 9. Prepaid Expenses and Other Assets of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We record impairment charges on our crypto assets held when crypto asset prices decrease below the carrying value of these crypto assets. As of September 30, 2023 and 2022, a 10% decrease in crypto asset prices would not have a material impact on our financial results. For more information, see Note 7. Goodwill, Intangible Assets, Net, and Crypto Assets Held of the Notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material legal proceedings in which we are involved, see Note 20. Commitments and Contingencies, in the Notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. In particular, our subscription and services revenue has grown over time, with stablecoin revenue received in connection with USDC becoming a more meaningful revenue contributor. Therefore, our operating results could fluctuate significantly as a result of changes in the demand for our subscription and service offerings, in the demand for USDC, the balance of USDC on our platform, in interest rates, and to our ongoing relationships with third parties, such as the issuer of USDC.
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
Our total revenue is substantially dependent on the prices of crypto assets and volume of transactions conducted on our platform. If such price or volume declines, our business, operating results, and financial condition would be adversely affected and the price of our Class A common stock could decline.
We generate a large portion of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction. For our consumer trading product, we also charge a spread to ensure that we are able to settle purchases and sales at the price we quote to customers. We also generate a large portion of total revenue from our subscription and services, and such revenue has grown over time, primarily due to stablecoin revenue growth in connection with USDC. Declines in the volume of crypto asset transactions, the price of crypto assets, or market liquidity for crypto assets generally may result in lower total revenue to us.

The price of crypto assets and associated demand for buying, selling, and trading crypto assets have historically been subject to significant volatility. For instance, in 2017, the value of certain crypto assets, including Bitcoin, experienced steep increases in value, and our customer base expanded worldwide. The increases in value of certain crypto assets, including Bitcoin, from 2016 to 2017, and then again in 2021, were followed by a steep decline in 2018 and again in 2022, which has adversely affected our net revenue and operating results. If the value of crypto assets and transaction volume do not recover or further decline, our ability to generate revenue may suffer and customer demand for our products and services may decline, which could adversely affect our business, operating results and financial condition and cause the price of our Class A common stock to decline. The price and trading volume of any crypto asset is subject to significant uncertainty and volatility, depending on a number of factors, including:
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
There is no assurance that any supported crypto asset will maintain its value or that there will be meaningful levels of trading activities. In the event that the price of crypto assets or the demand for trading crypto assets decline, our business, operating results, and financial condition would be adversely affected and the price of our Class A common stock could decline.
Our net revenue may be concentrated in a limited number of areas. Within transaction revenue and subscription and services revenue, a meaningful concentration is from transactions in Bitcoin and Ethereum and stablecoin revenue in connection with USDC, respectively. If revenue from these areas declines and is not replaced by new demand for crypto assets or other products and services, our business, operating results, and financial condition could be adversely affected.
While we support a diverse portfolio of crypto assets for trading, staking and custody, our net revenue is concentrated in a limited number of areas, such as transactions in Bitcoin and Ethereum for transaction revenue and stablecoin revenue in connection with USDC for subscription and services revenue. Since 2022, we have derived a more meaningful amount of our net revenue from subscription and services revenue, primarily due to stablecoin revenue in connection with USDC, than we have historically. For the nine months ended September 30, 2023 and the year ended December 31, 2022, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove approximately 58% and 55% of total Trading Volume on our platform during these periods, respectively. Moreover, during 2022, the value of Bitcoin and Ethereum declined steeply and if the value of Bitcoin and Ethereum do not recover or further decline, our business and operating results could be adversely affected. As such, in addition to the factors impacting the broader cryptoeconomy described in this section, our revenue may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:

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

Moreover, our subscription and services revenue has grown over time, including stablecoin revenue received in connection with USDC. Such revenue depends on a variety of factors, including demand for our subscription and services offerings, demand for USDC, the balance of USDC on our platform, interest rates, and ongoing relationships with third parties, such as the issuer of USDC. If such factors are negatively impacted, our business, operating results and financial condition could be adversely affected.
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
We have in the past, and may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties in connection with the development, operation and enhancements to our platform and products and the provision of our services. For example, the issuer of USDC provides us with creation and redemption services for USDC, including the operational capabilities required for our USDC customer-facing services. If the issuer of USDC fails to provide certain operational services, our ability to maintain our current level of offerings and customer experience for USDC could be harmed and interest or confidence in USDC could be impacted. Identifying strategic relationships with third parties, and negotiating and documenting relationships with them may be time-consuming and complex and may distract management. Moreover, we may be delayed, or not be successful, in achieving the objectives that we anticipated as a result of such strategic relationships. In evaluating counterparties in connection with partnerships, collaborations, joint ventures or strategic alliances, we consider a wide range of economic, legal and regulatory criteria depending on the nature of such relationship, including the counterparties’ reputation, operating results and financial condition, operational ability to satisfy our and our customers’ needs in a timely manner, efficiency and reliability of systems, certifications costs to us or to our customers, and licensure and compliance status. Despite this evaluation, third parties may still not meet our or our customers’ needs which may adversely affect our ability to deliver products and services to customers, may adversely impact our business, operating results, and financial condition. Counterparties to any strategic relationship may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and may subject us to additional risks to the extent such third party becomes the subject of negative publicity, faces its own litigation or regulatory challenges, or faces other adverse circumstances. Conflicts may arise with our strategic partners, such as the interpretation of significant terms under any agreement, which may result in litigation or arbitration which would increase our expenses and divert the attention of our management. If we are unsuccessful in establishing or maintaining strategic relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, operating results, and financial condition could be adversely affected.
Interest rate fluctuations could negatively impact us.
The level of prevailing short-term interest rates affects our profitability because we derive a large portion of our revenue from interest earned from funds deposited with us by our customers which we hold on their behalf in custodial accounts at banks and from stablecoin revenue, which is derived from interest earned on USDC reserve balances. Higher interest rates increase the amount of interest income and stablecoin revenue earned from these activities. When short-term interest rates decline, our revenue derived from interest correspondingly declines, which negatively impacts our profitability. Further, because stablecoin revenue from USDC has become an increased portion of our subscription and services revenue, if interest rates were to significantly decline from levels reached in the current interest rate environment, our net revenue could decline. Conversely, when interest rates increase, investors may choose to shift their asset allocations, which could negatively impact our stock price or the cryptoeconomy more generally.

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
Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, federal government contractors, trust companies, securities, derivative transactions and markets, broker-dealers and alternative trading systems (“ATS”), commodities, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, consumer and commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), consumer protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, web3, generative artificial intelligence (“AI”) and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the cryptoeconomy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on or temporary or permanent suspensions of our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

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

We may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. As another example, the recent extension of anti-money laundering requirements to certain crypto-related activities by the European Union’s Fifth Money Laundering Directive has increased the regulatory compliance burden for our business in Europe and, as a result of the fragmented approach to the implementation of its provisions, resulted in distinct and divergent national licensing and registration regimes for us in different E.U. member states. Further E.U.-level legislation imposing additional regulatory requirements in relation to crypto-related activities is also expected in the near term, such as with the effectiveness of the Markets in Crypto-Assets Regulation (“MiCA”). Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for crypto asset service providers and a disclosure regime for the issuers of certain crypto assets, which is expected to impact our operations in the European Union. For example, the requirements of privacy and data protection laws in the European Union, United States, and elsewhere are typically founded on the premise of centralized, data-controller-based data processing, and require fulfilling, among other things, individual rights to access or delete one’s data. This creates unique compliance challenges given the nature of blockchain’s peer-to-peer network architecture, lack of centralized control, immutability, and perpetual data storage.

Because we have offered and will continue to offer a variety of innovative products and services to our customers, many of our offerings are subject to significant regulatory uncertainty and we from time to time face regulatory inquiries regarding our current and planned products. For instance, we are a reseller of USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, anti-money laundering, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. Moreover, in October 2021, the President’s Working Group on Financial Markets, the Federal Deposit Insurance Corporation (“FDIC”), and the Office of the Comptroller of the Currency, issued a joint report that recommended legislation that would subject stablecoin issuers and wallet providers to increased federal oversight. There are substantial uncertainties on how these requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules. Moreover, our products and services incorporate digital engagement, including recommendations, incentives, notifications, educational content and relevant news. Legislators and regulators in jurisdictions in which we operate have solicited comment from the public or proposed or adopted laws or regulations relating to the use of gamification, predictive analytics or other digital engagement features or practices in various products and services, including potential conflicts of interest that may arise as a result of such practices. If such laws or regulations are adopted in jurisdictions in which we operate and deemed to apply to the products and services we offer, we could be required to change the way we market our offerings and interact with existing and prospective customers or modify certain features contained within our products and services, any of which could adversely impact our business, operating results and financial condition. Certain products and services offered by us that we believe are not subject to regulatory oversight, or are only subject to certain regulatory regimes, such as Coinbase Wallet, a standalone mobile application that allows customers to manage their own private keys and store their crypto assets directly on their mobile devices, may cause us to be deemed to be engaged in a form of regulated activity for which licensure is required or cause us to become subject to new and additional forms of regulatory oversight. We also offer various staking, rewards, and lending products, all of which are subject to significant regulatory uncertainty, and could implicate a variety of laws and regulations worldwide. For example, there is regulatory uncertainty regarding the status of our staking, lending, rewards, and other yield-generating activities under the U.S. federal and state securities laws. While we have implemented policies and procedures, including geofencing for certain products and services, designed to help monitor for and ensure compliance with existing and new laws and regulations, there can be no assurance that we and our employees, contractors, and agents will not violate or otherwise fail to comply with such laws and regulations. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations, including related interpretations, orders, determinations, directives, or guidance, we or they could be subject to a litany of civil, criminal, and administrative fines, penalties, orders and actions, including being required to suspend or terminate the offering of certain products and services. Moreover, to the extent our customers nevertheless access our platform, products or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we could similarly be subject to a variety of civil, criminal, and administrative fines, penalties, orders and actions as a result of such activity.

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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. For example, in January 2023, we settled a New York Department of Financial Services (“NYDFS”) compliance investigation for a monetary penalty of $50.0 million and a separate commitment to make $50.0 million in compliance program investments by the end of 2024. In June 2023, the SEC filed the June 2023 SEC Complaint, in connection with which the SEC is seeking, among other relief, injunctive relief, disgorgement, and civil money penalties, and we and Coinbase, Inc. subsequently filed an answer to the June 2023 SEC Complaint. In August 2023, we and Coinbase, Inc. also filed a motion for judgment on the pleadings. In October 2023, the SEC filed its response and we and Coinbase, Inc. filed our reply. The impact of the litigation relating to the June 2023 SEC Complaint, including the costs, timing, results and other potential consequences thereof, are unknown at this time. An adverse resolution of the June 2023 SEC Complaint could have a material impact on our business, operating results and financial condition. Additionally, we are currently subject to securities class actions and shareholder derivative actions. Furthermore, in June 2023, we and Coinbase, Inc. were issued notices, show-cause orders, and cease-and-desist letters, and became the subject of various legal actions initiated by U.S. state securities regulators in the states of Alabama, California, Illinois, Kentucky, Maryland, New Jersey, South Carolina, Vermont, Washington and Wisconsin alleging violations of state securities laws with respect to staking services provided by Coinbase, Inc. (the “State Staking Actions”). In July 2023, we and Coinbase, Inc. entered into agreements with state securities regulators in California, New Jersey, South Carolina and Wisconsin, pursuant to which customers in those states will no longer be able to stake new funds, in each case pending final adjudication of the matters. In October 2023, we and Coinbase, Inc. entered into a similar agreement with the Maryland state securities regulator. For a description of certain such litigation, regulatory investigations, and other proceedings, please see Note 20. Commitments and Contingencies, in the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
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
Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include decentralized applications, DeFi, yield farming, non-fungible tokens (“NFTs”), play-to-earn games, lending, staking, token wrapping, governance tokens, innovative programs to attract customers such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, “layer 2” blockchain networks, and novel cryptocurrency fundraising and distribution schemes, such as “initial exchange offerings.” We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. For example, disruptive technologies such as generative AI may fundamentally alter the use of our products or services in unpredictable ways. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our customer base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract customers, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain customers, including large, institutional, high-frequency and high-volume traders. As a result, we expect to incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our business and our ability to successfully compete, to retain existing customers, and to attract new customers may be adversely affected.
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
The SEC and its staff have taken the position that a range of crypto assets, products and services fall within the definition of a “security” under the U.S. federal securities laws. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset, product or service is a security or constitutes a securities offering under federal securities laws is ultimately determined by a federal court. The legal test for determining whether any given crypto asset, product or service is a security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. and requires a highly complex, fact-driven analysis. Accordingly, whether any given crypto asset, product or service would be ultimately deemed to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed a “security” or “securities offering” under applicable laws. The SEC generally does not provide advance guidance or confirmation on its assessment of the status of any particular crypto asset, product or service as a security. Furthermore, the SEC’s views in this area have evolved over time, and, at times, have appeared contradictory. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the approach to enforcement by the SEC and its staff.

The SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019. The SEC has also recently brought enforcement actions and entered into settlements with numerous cryptoeconomy participants alleging that certain digital assets are securities, including the June 2023 Complaint. These statements, framework and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. There is currently no certainty under the SEC’s application of the applicable legal test as to whether particular crypto assets, products or services are not securities. Moreover, the SEC and the Commodities Futures Trading Commission (the “CFTC”) and their senior officials have, at times, taken conflicting positions in speeches and enforcement actions as to whether a particular crypto asset is a security or commodity.
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

Because Coinbase Spot Market, Coinbase Prime and Coinbase app are not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), we only permit trading of those crypto assets, and offer products and services, for which we determine there are reasonably strong arguments to conclude that the crypto asset, product or service is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance on crypto assets, products and services and to facilitate informed risk-based business judgment. In addition, as we shared in our petition for SEC rulemaking, we remain open to registering or relying on an exemption to facilitate and offer the sale of crypto asset securities. We recognize that the application of securities laws to the specific facts and circumstances of crypto assets, products and services may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. Regardless of our conclusions, we have been, and could in the future be, subject to legal or regulatory action in the event the SEC or a state or foreign regulatory authority were to assert, or a court were to determine, that a supported crypto asset, product or service offered, sold, or traded on our platform or a product or service that we offer is a “security” under applicable laws. There can be no assurance that we will properly characterize over time any given crypto asset, product or service offering as a security or non-security, or that the SEC, foreign regulatory authority, or a court having final determinative authority on the topic, if the question was presented to it, would agree with our assessment. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, legislative developments, facts, and developments in technology. In June 2023, the SEC filed the June 2023 SEC Complaint. We and Coinbase, Inc. subsequently filed an answer to the June 2023 SEC Complaint in June 2023. In August 2023, we and Coinbase, Inc. also filed a motion for judgment on the pleadings. In October 2023, the SEC filed its response and we and Coinbase, Inc. filed our reply. Additionally, in June 2023, we and Coinbase, Inc. became the subject of the State Staking Actions.

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
We have a substantial amount of indebtedness and other obligations. As of September 30, 2023, we had approximately $3.11 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $1.7 billion of our Senior Notes and $1.37 billion of our 2026 Convertible Notes.
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
Borrower loan loss rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. In particular, loss rates on loans may increase due to factors such as prevailing market conditions in the cryptoeconomy, the price of Bitcoin and other crypto assets, which have experienced significant fluctuations, the amount of liquidity in the markets, and other factors. Borrowers may seek protection under federal bankruptcy law or similar laws. If a borrower of a loan files for bankruptcy (or becomes the subject of an involuntary petition), a stay may go into effect that will automatically put any pending collection actions on the loan on hold and prevent further collection action absent bankruptcy court approval. The efficacy of our security interest in customer collateral is not guaranteed under applicable state law or the Uniform Commercial Code and therefore we may be exposed to loss in the event of a customer default, even if we appear to be secured against such default. While we have not incurred any material losses to date, if any of the foregoing events were to occur, our reputation and relationships with borrowers, and our financial results, could be harmed. We intend to continue to explore other products, models, and structures for offering commercial financing, and other forms of credit and loan products. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed.
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
As part of our business strategy, we have historically been highly active in acquiring and investing in order to, among other things, add specialized employees, complementary companies, products, services, licenses, or technologies. While in 2022, we reduced our activity with respect to acquisitions and investments due to market conditions, we may still from time to time make further acquisitions and investments. As part of our business strategy, we continue to routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, and other transactions. In the future, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. We also invest in companies and technologies, many of which are private companies and technologies that are highly speculative in nature. In the future, we may not be able to find other suitable acquisition and investment candidates, and we may not be able to complete acquisitions or make investments on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions. We may in the future be required to write off acquisitions or investments. For example, we recorded gross impairment charges of $101.4 million on our strategic investments in various companies and technologies for the year ended December 31, 2022, primarily as a result of adverse economic conditions and disruption in the crypto asset markets in 2022. To the extent the adverse economic conditions continue for a prolonged period or there continue to be disruptions in the crypto asset markets, our strategic investments could be further impaired. Moreover, our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by customers, developers, advertisers, or investors. For example, in February 2019, we announced the acquisition of Neutrino S.r.l., a blockchain intelligence platform, whose founders were directly affiliated with the software firm the Hacking Team, which purportedly sold software with surveillance capabilities to governments with authoritarian regimes, resulting in reputational harm to our business, a loss of customers, and increased cost. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our net revenue and operating results could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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
While we believe that our risk management and compliance framework is designed to detect significant illicit activities conducted by our potential or existing customers, we cannot ensure that we will be able to detect all illegal activity on our platform. Base, an open source permissionless L2 protocol built on the Ethereum blockchain developed by us, has been in the past, and may in the future, be a target for scam tokens or other illegal activity. For example, in August 2023, a number of fraudulent tokens were identified and traded on Base blockchain. As we continue to develop Base, and in light of this fraudulent activity, we continue to invest in improving our security processes, including through our in-house blockchain monitoring capabilities, third-party tools for identifying malicious and out of pattern events, and the monitoring of contract source code and bytecode on Base against a database of known scam code patterns. While to date, such illegal or fraudulent activity on Base has not had a material impact on our business, operating results, financial condition, or cash flows, future illegal activity may have an adverse impact on our business, operating results, financial condition or cash flows and our efforts to identify and remedy such illegal or fraudulent activity may not be successful. If any of our customers use our platform to further such illegal activities, our business could be adversely affected.

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
In 2014, the IRS released Notice 2014-21, discussing certain aspects of “virtual currency” for U.S. federal income tax purposes and, in particular, stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. From time to time, the IRS has released other notices and rulings relating to the tax treatment of virtual currency or crypto assets reflecting the IRS’s position on certain issues. The IRS has not addressed many other significant aspects of the U.S. federal income tax treatment of crypto assets and related transactions.

There continues to be uncertainty with respect to the timing, character and amount of income inclusions for various crypto asset transactions including, but not limited to lending and borrowing crypto assets, staking and other crypto asset incentives and products that we offer. Although we believe our treatment of crypto asset transactions for federal income tax purposes is consistent with existing positions from the IRS and/or existing U.S. federal income tax principles, because of the rapidly evolving nature of crypto asset innovations and the increasing variety and complexity of crypto asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain crypto asset offerings for U.S. tax purposes, which could adversely affect our customers and the vitality of our business. Similar uncertainties exist in the foreign markets in which we operate, affecting our non-U.S. customer base, and these uncertainties and potential adverse interpretations of tax law could affect our non-U.S. customers and the vitality of our platforms outside of the United States.
There can be no assurance that the IRS, the U.S. state revenue agencies or other foreign tax authorities, will not alter their respective positions with respect to crypto assets in the future or that a court would uphold the treatment set forth in existing positions. It also is unclear what additional tax authority positions, regulations, or legislation may be issued in the future on the treatment of existing crypto asset transactions and future crypto asset innovations under U.S. federal, U.S. state or foreign tax law. Any such developments could result in adverse tax consequences for holders of crypto assets and could have an adverse effect on the value of crypto assets and the broader crypto assets markets. Future technological and operational developments that may arise with respect to crypto assets may increase the uncertainty with respect to the treatment of crypto assets for U.S. and foreign tax purposes. The uncertainty regarding tax treatment of crypto asset transactions impacts our customers, and could impact our business, both domestically and abroad.
Our tax information reporting obligations with respect to crypto transactions are subject to change.
Although we believe we are compliant with U.S. tax reporting and withholding requirements with respect to our customers’ crypto asset transactions, the exact scope and application of such requirements, including but not limited to U.S. onboarding requirements through Forms W9 and W8, backup withholding, non-resident alien withholding, and Form 1099 and Form 1042-S reporting obligations, is not entirely clear for all of the crypto asset transactions that we facilitate. In November 2021, the U.S. Congress passed the Infrastructure Investment and Jobs Act (the “IIJA”), providing that brokers (which appear to include exchanges such as Coinbase) would be responsible for reporting to the IRS the transactions of their customers in digital assets, including transfers to other exchanges or non-exchanges. In August 2023, the U.S. Treasury Department and the IRS released proposed regulations on tax information reporting in connection with the IIJA (the “Proposed Regulations”) for reporting transactions with respect to digital assets. The Proposed Regulations introduce new rules related to our tax reporting and withholding obligations on our customer transactions in ways that differ from our existing compliance protocols and there is risk that we will not have proper records to ensure compliance for certain legacy customers or transactions. If the IRS determines that we are not in compliance with our tax reporting or withholding requirements with respect to customer crypto asset transactions, we may be exposed to significant taxes and penalties, which could adversely affect our financial position. The Proposed Regulations will require us to invest substantially in new compliance measures and that may require significant retroactive compliance efforts, which also could adversely affect our financial position. Further, final regulations may differ materially from the Proposed Regulations, which could cause additional compliance efforts, and which could adversely affect our financial position.

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
In March 2023, the FASB issued Proposed Accounting Standards Update, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 350-60”). In September 2023, the FASB directed its staff to draft a final standard, with early adoption permitted effective for fiscal years beginning January 1, 2024, including interim periods within that year, which will require us to measure crypto assets that meet the scope criteria at fair value and to reflect changes in fair value in net income each reporting period. The amendments in ASU 350-60 will also require us to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets separately from changes in the carrying amounts of other intangible assets on the income statement. While ASU 350-60 provides clarity on expected changes to the accounting standards for crypto assets, the final accounting standard may not resolve all uncertainties regarding how we account for crypto asset transactions, crypto assets, and related revenue and expenses.
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

As a financial institution licensed to, among other things, engage in money transmission in the United States, to conduct virtual currency business activity in New York, and issue electronic money in Europe, we are subject to strict rules governing how we manage and hold customer fiat currency and crypto assets. We maintain complex treasury operations to manage and move customer fiat currency and crypto assets across our platforms and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency and crypto asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements. In addition, regulators may increase the amount of fiat currency reserves that we are required to maintain for our operations, as has happened in the past. For instance, in 2017, the Hawaii Division of Financial Institutions imposed a new policy whereby digital currency businesses are required to maintain cash reserves in an amount equal to the aggregate face value of digital currency funds held on behalf of customers, making our operations in Hawaii impracticable and forcing us to shut down operations in the state at the time. Any similar events can lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services, including Learning Rewards campaigns, margin trading, lending functions, and the addition of new payment rails increase these risks.
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
Any transaction in a commodity, including a crypto asset, entered into with or offered to retail investors using leverage, margin, or other financing arrangements (a “retail commodity transaction”) is subject to CFTC regulation as a futures contract unless such transaction results in actual delivery within 28 days. The meaning of “actual delivery” has been the subject of commentary and litigation, and in 2020, the CFTC adopted interpretive guidance addressing the “actual delivery” of a crypto asset. To the extent that crypto asset transactions that we facilitate or facilitated are deemed retail commodity transactions, including pursuant to current or subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight, and we could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations. The CFTC has previously brought enforcement actions against entities engaged in retail commodity transactions without appropriate registrations, as well as recent enforcement settled orders against developers of decentralized platforms.

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
Both the E.U. GDPR (covering the EEA) as well as U.K. and Swiss data protection laws impose strict rules on the transfer of personal data out of the E.U., U.K., or Switzerland to a “third country,” including the United States. On June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect. The U.K. Information Commissioner’s Office of the Data Protection Authority published the U.K. version of the Standard Contractual Clauses (the “SCCS”), and by March 2024, we will be required to use and honor these clauses for transfers of U.K. residents’ personal data to a foreign country that does not have adequate data protection. Effective July 10, 2023, the new E.U.-U.S. Data Privacy Framework (“DPF”) has been recognized as adequate under E.U. law to allow transfers of personal data from the E.U. to certified companies in the U.S. However, the DPF is subject to further legal challenge which could cause the legal requirements for personal data transfers from the E.U. to the U.S. to become uncertain once again. E.U. data protection authorities have and may again block the use of certain U.S.-based services that involve the transfer of personal data to the U.S. In the E.U. and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of doing business in those regions.
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
There is a risk that as we expand, we may assume liabilities for breaches experienced by the companies we acquire. Additionally, there are potentially inconsistent world-wide government regulations pertaining to data protection and privacy. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Further there are also changes in the regulatory landscape relating to new and evolving technologies, such as web3 and generative AI, which we have and continue to find new ways to leverage in our products and internal operations. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, severe criminal, or civil sanctions, damage our reputation, or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, and financial condition.
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
We rely upon third-party platforms for the distribution of certain products and services. Our Coinbase and Coinbase Wallet apps are provided as free applications through both the Apple App Store and the Google Play Store, and are also accessible via mobile and traditional websites. The Google Play Store and Apple App Store are global application distribution platforms and the main distribution channels for our apps. As such, the promotion, distribution, and operation of our apps are subject to the respective platforms’ terms and policies for application developers, which are very broad and subject to frequent changes and re-interpretation. Further, these distribution platforms often contain restrictions related to crypto assets that are uncertain, broadly construed, and can limit the nature and scope of services that can be offered. For example, Apple App Store’s restrictions related to crypto assets have disrupted the proposed launch of many features within the Coinbase and Coinbase Wallet apps, including our Learning Rewards and NFT transfer services and access to decentralized applications. If our products are found to be in violation of any such terms and conditions, we may no longer be able to offer our products through such third-party platforms. There can be no guarantee that third-party platforms will continue to support our product offerings, or that customers will be able to continue to use our products. For example, in November 2013, our iOS app was temporarily removed by Apple from the Apple App Store. In December 2019, we were similarly instructed by Apple to remove certain features relating to decentralized applications from our application to comply with the Apple App Store’s policies. Any changes, bugs, technical or regulatory issues with third-party platforms, our relationships with mobile manufacturers and carriers, or changes to their terms of service or policies could degrade our products’ functionalities, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges, any of which could affect our product usage and harm our business.
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
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part I, Item 2 of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments that comprise our critical accounting policies involve the identification of performance obligations in revenue recognition, valuation of assets acquired and liabilities assumed in business combinations, and evaluation of tax positions. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Class A common stock.

We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and the precautionary measures that we have adopted have resulted, and could continue to result, in difficulties or changes to our customer support, or create operational or other challenges, any of which could adversely impact our business and operating results. Further, acts of terrorism, labor activism or unrest, and other geopolitical unrest, including ongoing regional conflicts around the world, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, customers will experience significant delays in withdrawing funds, or in the extreme we may suffer loss of customer funds.
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
•announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments; and
•other events or factors, including those resulting from COVID-19, political instability and acts of war or terrorism, regional conflicts around the world, government shutdowns, bank failures or responses to these events.

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
As of September 30, 2023, we had 29,941,429 options outstanding that, if fully exercised, would result in the issuance of 3,822,581 shares of Class B common stock and the issuance of 26,118,848 shares of Class A common stock, as well as 6,399,897 shares of Class A common stock outstanding subject to restricted stock units (RSUs) and performance restricted stock units (PRSUs). All of the shares of Class A common stock and Class B common stock issuable upon the exercise of stock options or vesting and settlement of RSUs and PRSUs, and reserved for future issuance under our equity incentive plans, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144 under the Securities Act.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Plans
The Company’s directors and Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended September 30, 2023, one of the Company’s directors and three of the Company’s Section 16 officers adopted new Rule 10b5-1 Plans. The Plans (as defined below) were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.
On August 16, 2023, Brian Armstrong, the Company’s Chief Executive Officer and a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “Armstrong Plan”) providing for the potential sale of up to 1,800,000 shares of the Class A common stock issuable upon the conversion of shares of the Class B common stock owned by The Brian Armstrong Living Trust, of which Mr. Armstrong is trustee, so long as the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Armstrong Plan, between an estimated start date of November 16, 2023 and November 15, 2024.
On August 21, 2023, Frederick Ernest Ehrsam III, a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “Ehrsam Plan”) providing for the potential sale of up to 1,697,748 shares of the Class A common stock owned by The Frederick Ernest Ehrsam III Living Trust, of which Mr. Ehrsam is trustee, so long as the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Ehrsam Plan, between an estimated start date of November 22, 2023 and May 17, 2024.

On August 23, 2023, Paul Grewal, the Company’s Chief Legal Officer and Secretary, entered into a Rule 10b5-1 Plan (the “Grewal Plan”) providing for the potential sale of up to 307,116 shares of the Class A common stock owned by Mr. Grewal, including upon the vesting and settlement of restricted stock units for shares of Class A common stock and the exercise of vested stock options for shares of the Class A common stock, so long as the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Grewal Plan or, in certain circumstances, at the market price, between an estimated start date of November 27, 2023 and November 27, 2024. The Grewal Plan provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding restricted stock units, net of any shares withheld by the Company to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Grewal Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.

On August 30, 2023, Emilie Choi, the Company’s President and Chief Operating Officer, entered into a Rule 10b5-1 Plan (the “Choi Plan” and collectively with the Armstrong Plan, the Ehrsam Plan and the Grewal Plan, the “Plans”) providing for the potential sale of up to 1,032,000 shares of the Class A common stock owned by Ms. Choi, including upon the exercise of vested stock options for shares of the Class A common stock, so long as the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Choi Plan, between an estimated start date of November 29, 2023 and December 31, 2024.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted as in iXBRL and contained in Exhibit 101					X
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

COINBASE GLOBAL, INC.

Date: November 2, 2023	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)