Form 10-K
period 2023-12-31
Coinbase Global, Inc.
filed 2024-02-15
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
(1) We are a remote-first company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, stockholder communications required to be sent to our principal executive offices may be directed to the email address: secretary@coinbase.com, or to our agent for service of process at Corporation Service Company, 251 Little Falls Drive, Wilmington, Delaware 19808.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $12.0 billion based on the closing sales price of the registrant’s Class A common stock as reported on Nasdaq Global Select Market on that date.
As of February 8, 2024, the number of shares of the registrant's Class A common stock outstanding was 195,531,120 and the number of shares of the registrant's Class B common stock outstanding was 46,744,055.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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
•Dapps: Decentralized applications, or Dapps, are applications that run on a decentralized network, typically using blockchain technology.
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
•Layer 1 (L1) Blockchain: The foundational blockchain that provides essential services like recording transactions and ensuring security.
•Layer 2 (L2) Blockchain: This refers to network protocols layered on top of a L1 Blockchain. L2 Blockchains utilize the infrastructure of L1 Blockchains but offer greater flexibility in scaling, transaction processing and improving overall network throughput.
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
•Onchain: Onchain typically refers to activities or processes that occur directly on a blockchain. It involves transactions, smart contracts, or any other operations that are recorded and executed within the blockchain network itself, as opposed to offchain activities that might occur outside the blockchain system.
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
•Self-custodied Wallet: A self-custodied wallet, also known as a self-hosted wallet, is a type of cryptocurrency wallet where the user holds the private keys, instead of a third-party.
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
•Staking: An energy efficient equivalent of mining. Stakers use their tokens to validate transactions and create blocks. In exchange for this service, stakers earn a reward.
•Supported crypto assets: The crypto assets we support for trading and custody on our platform, which include crypto assets for trading and crypto assets under custody.
For additional information regarding our key business metrics, which include Monthly Transacting Users and Trading Volume as well as our use of Adjusted EBITDA, a non-GAAP financial measure, see the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” in Part II, Item 7 of this Annual Report on Form 10-K.

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
•anticipated trends, growth rates, and challenges in our business, the cryptoeconomy, the price and market capitalization of crypto assets and in the markets in which we operate;
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
We are working to update the century-old financial system by providing a trusted platform that makes it easy for our customers to engage with crypto assets, including trading, staking, safekeeping, spending, and fast, free global transfers. We also provide critical infrastructure for onchain activities. Onchain activities are interactions with the blockchain that usually take place in a broad category of blockchain-powered technologies, including self-custody wallets, decentralized apps and services, and open community engagement platforms.
Our Business
We offer a suite of products and services that are designed to meet the distinct needs of our three customer groups:
•Consumers - individual retail user customers seeking to discover or trade crypto assets and engage in onchain activities.
•Institutions - businesses that include market makers, asset managers, hedge funds, banks, wealth platforms, registered investment advisors, payment platforms, and public and private corporations.
•Developers - developers, creators, merchants, crypto asset issuers, organizations and financial institutions, and other groups building decentralized protocols, applications, products, or other services onchain.
When signing up for an account on our platform, among other requirements, consumer and institutional customers must certify that they are at least eighteen (18) years of age (if a natural person), agree to a user agreement, satisfy the requirements of our robust know-your-customer (“KYC”) program, and have read our privacy policy.
Our platform serves as a trusted and compliant gateway to the onchain economy and enables our users to engage in a wide variety of activities, including discovering, trading, staking, storing, spending, earning, and using their crypto assets in both our own proprietary and third-party product experiences enabled by access to decentralized applications. Our product offerings primarily include trading products that generate transaction revenue as well as a variety of ecosystem products, many of which generate subscription and services revenue. We describe these products below. Throughout this Annual Report on Form 10-K, we will refer to our full suite of products and offerings as our platform or platforms.
Trading Products
Trading is the primary source of our transaction revenue, and is driven by consumer and institutional customers.
Consumer Trading
Our platform is designed to serve a wide variety of consumers, whether they are buying their first crypto asset or are advanced traders. We offer two trading experiences: (i) a simple trading experience for consumers of any experience level seeking ease of use and (ii) an advanced trading experience for more sophisticated traders. Simple trading refers to buying and selling crypto assets using the basic interface of our platform, and includes value-added services such as fixed price quotes and recurring trades. Our advanced trading experience offers traders access to real-time market information through interactive charts, order books, a live trade history on the advanced trade view, and other trading tools.
We generate fees from consumers trading on our platform, including through volume-based transaction fees and a spread depending on the type of trade. We also offer a subscription product for consumers trading on our platform, which is described in more detail below.
Coinbase Prime
Through Coinbase Prime, our full-service prime brokerage platform, institutional customers can access deep pools of liquidity across trading venues and best price execution due to our ability to route trades through a network of connected trading venues. We offer volume-based pricing and charge a transaction fee for executed trades.
Markets
We provide market infrastructure in the form of trading venues for customers to trade spot and derivatives. We currently provide access to three trading venues: the Coinbase Exchange, the Coinbase International Exchange, and the Coinbase Derivatives Exchange. These markets generate revenue by charging a transaction fee for executed trades.
Coinbase continues to gain traction in regulated derivatives as we continue to expand our offerings. For example, in September 2023, we secured regulatory approval from the Bermuda Monetary Authority (the “BMA”) to enable perpetual futures for eligible non-U.S. customers through the Coinbase International Exchange.
Ecosystem Products
We also offer a suite of products and other services that are key parts of the crypto ecosystem.
Stablecoins
As part of our effort to update the financial system, we are focused on growing the stablecoin ecosystem. In August 2023, we entered into an updated arrangement with the issuer of USDC to (i) support USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars; (ii) help drive long-term success of the stablecoin ecosystem; and (iii) continue to generate revenue through means other than transaction fees.
Staking
One of the most popular services customers often engage with is earning rewards on their crypto assets. Certain blockchain protocols, such as Ethereum, rely on staking to validate blockchain transactions. Network participants can designate a certain amount of their crypto assets on the network to validate transactions and get rewarded in kind from the network. Today, staking crypto assets is a technical challenge for most customers. Staking independently requires a participant to run their own hardware and software and maintain close to 100% up-time.
We provide a true, onchain proof-of-stake service, which reduces the complexities of staking and allows our customers to maintain full ownership of their crypto assets while earning staking rewards. In return, we earn a commission on all staking rewards received. Subject to jurisdiction, we support seven staking assets through our platform for consumers as of December 31, 2023: Cardano (ADA), Cosmos (ATOM), Polkadot (DOT), Ethereum (ETH), MATIC (POL), Solana (SOL), and Tezos (XTZ). As of December 31, 2023, approximately $9.4 billion worth of these assets were held on behalf of individual consumers staked through our platform, as adjusted to USD. We also support staking of additional assets for our institutional customers. As of December 31, 2023, over $7.4 billion worth of assets were staked by institutional customers through Coinbase Prime, as adjusted to USD. In addition to operating our own validator nodes to provide staking services, we utilize third-party service providers to operate validator nodes on our customers’ behalf.

Because staking rewards depend on the relevant protocol and network conditions, the estimated rewards rate for each asset made available for staking is displayed on our website and through our platform, and is calculated by periodically consulting onchain data to determine the total amount earned by our stakers. We only facilitate staking of a user’s crypto assets in response to a direct instruction from that user, and they remain the property of the user while staked, and a user’s staked crypto assets remain in our custody. According to certain protocol rules, staked crypto assets cannot be sold or transferred while they remain staked, and we do not use or allocate users’ staked crypto assets for any other purpose.
Custody
We offer consumer and institutional customers a variety of custodial solutions underpinning our product offerings. For example, underpinning our Coinbase Prime product is an institutional-grade custody platform with a highly secure cold storage solution made available both within the United States and globally. We charge institutions a separate fee based on the total assets stored in custody on our platform. For example, we serve as a custodian for several Bitcoin ETF issuers. In January 2024, the Securities and Exchange Commission (the “SEC”) approved 11 spot Bitcoin ETF applications, eight of which are partnered with Coinbase. We do not charge our consumers a separate fee to safely store their crypto assets on our platform. We discuss our custodial practices for both institutions and consumers in further detail below.
Coinbase One
Consumers can transact on our platform through a subscription product, Coinbase One. Consumers pay a monthly fee in lieu of a transaction fee under a certain trading threshold and access a variety of benefits, including priority support.
Financing
Increasingly important to institutions is the ability to have access to financing products. We offer integrated financing products and services to select institutions that meet our credit criteria to access liquidity for their hedging, trading, and working capital needs. Customers typically need to pre-fund their account and maintain fiat or crypto assets on our platform in order to participate in the 24/7/365 instant settlement crypto market. We offer trade financing whereby we lend funds to credit-eligible customers, removing a key point of friction by allowing customers to instantly trade on credit and settle within a few days. We also earn interest income on loans outstanding.
Coinbase Wallet
We offer a self-custody software product to consumers globally, Coinbase Wallet, which allows them to engage and transact with the full universe of Dapps and crypto use cases without the need for a centralized intermediary such as Coinbase. Customers can link their Coinbase account to their Coinbase Wallet to transfer assets between the two. A benefit of Coinbase Wallet is that consumers have sole control over their private keys and seed phrase, which are stored directly on their mobile devices or personal storage accounts and not with a centralized exchange. If a Coinbase Wallet user loses their key or seed phrase, then we are unable to assist in recovery.
Easier Onchain Access
We also offer certain features to facilitate onchain activities. For example, our consumer and institutional customers can access third-party products and interact with certain Dapps using a “web3 wallet” feature that is integrated into our platform. A benefit of this feature is that the user does not need to navigate the complexities associated with private key management on their own, and in the case of our consumers, there is no need to download a separate wallet application. Additionally, this feature utilizes multi-party computation technology, which means that the customer benefits from two-layered security and Coinbase is able to assist with recovery in cases where a user loses their portion of the private key.

However, despite those safeguards, the user can still become permanently locked out, and the user’s control of the feature can still be compromised, such as if the user does not secure their Coinbase account credentials or loses their recovery passphrase.
Developer Suite
Our developer product suite includes some of our most nascent products, including Base, Coinbase Cloud, and Coinbase Pay. Base, an Ethereum Layer 2 chain, optimizes speed and efficiency while granting developers access to the Coinbase ecosystem. Coinbase Cloud offers crypto payment or trading APIs, data access, and staking infrastructure, which allow developers to build crypto products faster and to simplify how they interact with blockchains. Coinbase Pay and Coinbase Commerce allow developers and merchants to more easily integrate crypto transactions into their products and businesses.
Trusted Crypto Platform
The failure of several prominent crypto trading venues and lending platforms, such as FTX, Celsius Networks, Voyager, and Three Arrows Capital, in 2022 (the “2022 Events”) has impacted and may continue to impact the broader cryptoeconomy. While the cryptoeconomy has shown signs of recovery more recently, the full extent of the 2022 Events may not yet be known. Impacts include, but are not limited to, the consequent and ongoing financial distress and bankruptcy of certain crypto market participants, loss of confidence in the broader cryptoeconomy, reputational harm to crypto asset platforms generally, increased negative publicity of the broader cryptoeconomy, heightened scrutiny by regulators and lawmakers, and calls for increased regulation of crypto assets and crypto asset platforms. We have had no material direct impact to our business, financial condition, customers, or counterparties from the 2022 Events; however, the 2022 Events caused a change to crypto market prices, crypto market volatility, and customer sentiment, and each of these drivers indirectly impacted our business and our revenue potential. We do not have any known material financial exposure to other cryptoeconomy participants that faced insolvency and liquidity issues, experienced excessive redemptions or suspended redemptions or withdrawals of crypto assets, allegedly mishandled customer funds, or experienced significant corporate compliance failures in connection with the 2022 Events.
Following the 2022 Events, one of our highest priorities continues to be restoring confidence and interest in the cryptoeconomy and increasing engagement on our platform.
We place great importance on safeguarding crypto assets, and we have policies and procedures to help ensure the proper safeguarding of the crypto assets we hold on behalf of our customers and for our own investment and operating purposes. When customers use our platform, their assets remain their assets. We hold our customer assets 1:1 at all times, which means we do not lend or rehypothecate customer assets, and do not act on customer assets or engage in fractional reserve banking with respect to customer assets without customer consent. We safeguard crypto assets using proprietary technology and operational processes. Crypto assets are not insured or guaranteed by any government or government agency, however we have worked hard to safeguard our customers’ crypto assets and our own crypto assets for investment and operational purposes with legal and operational protections.
Similarly, for customers who participate in our staking program, their staked assets remain their assets. Staking does not affect ownership of staked assets, and customers have the same custody relationship with us whether or not they stake. Also, when users stake their assets through Coinbase, the rewards they earn for helping to secure the network are directly tied to the rewards returned by onchain network protocols and marketplaces, which Coinbase passes through minus a disclosed fee. Coinbase does not unilaterally determine what reward to pay or whether to pay a reward.
Further, we appropriately ledger, properly segregate, and maintain separate accounts for our corporate crypto assets and customers’ crypto assets. Additionally, with respect to Coinbase entities that provide cold storage custody services, such as Coinbase Custody Trust Company, LLC, crypto assets are held separately in dedicated addresses and ledgered using a proprietary combination of hardware security modules. For Coinbase entities that provide crypto trading services, such as Coinbase, Inc., crypto assets are held in an omnibus manner on the blockchain and separately recorded using a ledger system. Additionally, as a U.S. public company, we are required to undergo annual audits and quarterly reviews, which, among other things, require that our independent registered public accounting firm reviews and audits our crypto reserves, internal controls, and reconciliation processes. Moreover, our various user, custody, and client agreements clarify the applicability of Uniform Commercial Code (“UCC”) Article 8 to custodied crypto assets. UCC Article 8 provides that financial assets held by Coinbase for its customers are not property of Coinbase and not subject to claims of our general creditors.
Custodial Practices
We utilize both hot wallets and cold wallets in our custodial solutions. We actively manage wallet balances and generally seek to hold no more than 2% of custodied assets in hot wallets at any given time. Cold wallet private key materials are stored and secured at facilities within the United States and Europe. We store the substantial majority of our own crypto asset holdings utilizing the same storage solutions that we provide to our customers. In limited cases, we use storage solutions not offered to our customers to store immaterial amounts of crypto held for corporate purposes outside of our core custodial product offerings. Additionally, our Coinbase Asset Management offering utilizes both Coinbase and third parties as custodians.
As part of our risk mitigation efforts, wallet private keys are not stored in plaintext format in any location and the cryptographic consensus of multiple human operators is required to decrypt a private key for both hot and cold wallets. No single individual has control of Coinbase’s wallet private keys. To the extent a customer withdrawal requires movement of assets from a cold wallet, authority to release proceeds from such wallet resides with a geographically distributed team of professionals, all of whom are subject to background checks as part of the onboarding process.
We perform internal audits of the private key management process and reconciliations between Coinbase wallets and third-party blockchain data. Coinbase, Inc. and Coinbase Custody Trust Company, the two subsidiaries that custody the majority of crypto assets on platform, are also periodically examined by a variety of regulators, including the New York State Department of Financial Services (“NYDFS”) and various states in which such entities hold money transmission licenses. In the event of an insurable loss of assets for which we file a claim, we may be expected to allow our insurance providers to inspect custodied assets in the course of their investigation of such claim.
We do not use sub-custodians in connection with the storage of digital assets. In accordance with applicable state money transmitter laws, we hold U.S. customers’ cash at FDIC-insured depository institutions and in money market funds in accounts explicitly named to further demonstrate that we are holding the funds as custodian. We believe the terms of the relevant account agreements to be comparable to those offered to similar companies.
Other Policies and Procedures
We also have policies in place to help us govern accounting controls, including customer account initiations and reconciliations, and to help prevent improper self-dealing and other conflicts of interest between us and our customers on our platform. When we make investments in crypto assets, we execute investment trades away from our platform to avoid any conflict of interest with our customers. Additionally, Coinbase is committed to providing a fair, transparent, and equitable experience across our suite of trading products. Crypto assets and use cases are rapidly expanding and Coinbase seeks to offer our customers access to all assets and use cases where it is safe and legal to do so. For example, we take a number of steps to mitigate conflicts in our digital asset listing process. We have a digital asset support committee that is composed of senior leaders from our product, legal, compliance, finance, and accounting departments. The digital asset support committee reviews the relevant aspects of any asset escalated to it in connection with a listing on our platform in accordance with our digital asset support policies and procedures that are designed to mitigate conflicts. Only the digital asset support committee decides which of these escalated assets we can and cannot list on our platform, and it does not coordinate such decisions with anyone outside of the committee. We also have policies and procedures that require committee members to recuse themselves from asset listing decisions where a committee member may have a conflict of interest.
Further, we carefully handle and keep customer data confidential through security and encryption as well as policies, training, and monitoring. Moreover, we invest heavily in compliance tools. For example, in addition to robust know-your-customer and anti-money laundering programs, we employ an industry leading third-party trade surveillance software platform that helps us monitor and detect problematic trading activities on our platform, as further discussed below. We have also invested in a range of technologies that are designed to help identify and prevent harmful activity on our platform, including fraud or account takeovers.
As we maintain, grow, and expand our product and services offerings we also must scale and strengthen our internal controls and processes, and monitor our third-party partners’ and vendors’ ability to similarly scale and strengthen in order for us to remain an industry leader and a trusted platform. Additionally, we have procedures to process redemptions and withdrawals expeditiously, subject to the terms of applicable user agreements. For additional information, see Note 10. Customer Assets and Liabilities, of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and Risk Factors—Our failure to safeguard and manage our and our customers’ fiat currencies and crypto assets could adversely impact our business, operating results, and financial condition and Risk Factors—Depositing and withdrawing crypto assets into and from our platform involve risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely impact our business included in Part I, Item 1A of this Annual Report on Form 10-K.
Competition
The cryptoeconomy is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and is subject to uncertain and evolving industry and regulatory requirements. We face significant competition from a variety of companies around the world – ranging from crypto-native companies, including decentralized exchanges, to large traditional financial services incumbents and financial technology providers.
Our main competition falls into the following categories:
•traditional financial technology and brokerage firms that have entered the crypto asset market in recent years and offer overlapping features targeted at our customers;
•companies focused on the crypto asset market, some of whom adhere to local regulations and directly compete with our platform, and others who choose to operate outside of local rules and regulations or in jurisdictions with less stringent local rules and regulations and are potentially able to more quickly adapt to trends, support a greater number of crypto assets, and develop new crypto-based products and services due to a different standard of regulatory scrutiny;
•crypto-focused companies and traditional financial incumbents that offer point or siloed solutions specifically targeted at institutional customers; and
•stablecoins, other than USDC, and fiat currencies globally.
The competitive landscape varies significantly by geography. For example, the traditional financial services and financial technology companies we compete against are largely U.S. and European based and operate under the same evolving regulatory landscape that we do. However, we also face competition from companies, in particular those located outside the United States, who are subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, while also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions.
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
Additionally, we have continued to invest in the trust foundations of our business. We have built and expanded the use of advanced cryptographic techniques such as multi-party computation, an innovative approach to securing user funds, within the business. In parallel, we remain highly engaged with global regulatory bodies and governmental agencies.
Our ability to quickly and continuously innovate to support additional blockchains, provide products and services to our customers that are native to the cryptoeconomy, such as staking and governance, and launch additional products and services further separates us from our competition. See the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a more comprehensive description of risks related to competition.
Human Capital
Powering the cryptoeconomy is no small task, and requires hiring, developing, and retaining the most talented individuals who are deeply passionate about our mission to increase economic freedom and who are excited to build new products and services.
We work incredibly hard in pursuit of ambitious goals. We signal who will thrive at Coinbase by being transparent about our culture on our website. Our culture has and will continue to evolve but, at our core, we prioritize the following principles:
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
We offer competitive, transparent compensation and unique learning. We conduct an annual market review to ensure our compensation continues to be consistent with our competitive compensation philosophy. We have single, transparent pay targets for the vast majority of our roles – eliminating most compensation negotiations – and provide one-year equity grants for the vast majority of employees. We have also made meaningful investments in learning and development, including offering an annual learning stipend and in-house crypto learning curriculum.
We continuously improve our people programs and practices. We regularly monitor engagement through quarterly pulse surveys to continuously optimize our culture, employee engagement, risk management, and productivity. We invest in these surveys and associated action planning at the executive level, as we believe our people and culture are key drivers of business success.
As of December 31, 2023, we had 3,416 employees.
Government Regulation
We operate globally in a complex and rapidly evolving regulatory environment and are subject to a wide range of laws and regulations enacted by U.S. federal, state, and local and foreign governments and regulatory authorities. The breadth of laws, rules, and regulations we are subject to include financial services and banking, consumer protection, money transmission, stored value and prepaid access, electronic payments, payment services, securities, commodities, derivatives, and unclaimed property, as well as bespoke digital asset and cryptocurrency laws that have been promulgated in some jurisdictions. These laws, rules, and regulations evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy, require us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that regulators may disagree with our conclusions. We are not supervised by any federal banking agency, such as the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, or the Federal Reserve Board. In addition, our trading platform is not an SEC-regulated national securities exchange or alternative trading system.
Globally, we are subject to strict legal and regulatory requirements relating to the detection and prevention of countering terrorist financing, anti-money laundering, fraud, tax evasion, and other illicit activity, the regulation of competition, economic and trade sanctions, privacy, cybersecurity, information security, and data protection. These descriptions are not exhaustive, and these laws, regulations, and rules (and the interpretations thereof) frequently change and are increasing in number.
The laws and regulations to which we are subject, including those pertaining to digital assets and crypto assets, are rapidly evolving and increasing in scope. Therefore, we monitor these areas closely and invest significant resources in our legal, compliance, product, and engineering teams to ensure our business practices evolve to help us comply with the current laws, regulations, and legal standards to which we are subject, as well as to plan and prepare for changes in interpretations thereof, as well as additional laws, regulations, and legal standards that are introduced in the future.
Anti-money laundering and counter-terrorist financing
We are subject to various anti-money laundering and counter-terrorist financing laws, including the Bank Secrecy Act (the “BSA”) in the United States, and similar laws and regulations abroad. In the United States, as a money services business registered with the Financial Crimes Enforcement Network (“FinCEN”), the BSA requires us to among other things, develop, implement, and maintain a risk-based anti-money laundering program, provide an anti-money laundering-related training program, report suspicious activities and transactions to FinCEN, comply with certain reporting and recordkeeping requirements, and collect and maintain information about our customers. In addition, the BSA requires us to comply with certain customer due diligence requirements as part of our anti-money laundering obligations, including developing risk-based policies, procedures, and internal controls reasonably designed to verify a customer’s identity. Many states and other countries impose similar and, in some cases, more stringent requirements related to anti-money laundering and counter-terrorist financing. Our compliance program is designed to prevent and detect instances of money laundering, terrorist financing, and other illicit activity on our platform. It is also designed to prohibit the use of Coinbase in sanctioned jurisdictions, or by sanctioned persons or entities, as determined by the Office of Foreign Assets Control

(“OFAC”), and equivalent foreign authorities. It includes policies, procedures, reporting protocols, and internal controls, and is designed to address legal and regulatory requirements as well as to assist us in managing risks associated with money laundering and terrorist financing. As part of our compliance program, we limit the use of our products and services to jurisdictions where we are legally able to offer our products and services, and customers can only use our products and services in the specific jurisdictions we have approved. We enforce such geographic restrictions though various onboarding and login controls to limit a customer from accessing products or services outside of their jurisdiction-based permissions. Additionally, we have a robust KYC program, which is a central part of our anti-money laundering program. Our KYC program is governed by our Global KYC Policy that covers customer onboarding, and includes customer due diligence; calculation and assessment of customer risk rating; application of enhanced due diligence on high risk customers; and screening customers against global sanctions lists. Following the customer onboarding process, we perform ongoing monitoring of customers and transaction activity to ensure that potentially suspicious activity is appropriately detected, and when appropriate, reported. Anti-money laundering regulations are constantly evolving and vary from jurisdiction-to-jurisdiction. We continuously monitor our compliance with anti-money laundering and counter-terrorist financing regulations and industry standards and implement policies, procedures, and controls in light of the most current legal requirements.
For a description of the risks we may face from (i) unauthorized or impermissible customer access to our products and services outside of jurisdictions where we have determined to make such products and services available or (ii) an assertion of jurisdiction over our operations or the crypto assets we offer by U.S. and foreign regulators and other government entities, see the following risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K: (i) “We are subject to an extensive, highly-evolving and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition”; (ii) “As we continue to expand and localize our international activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to inquiries, investigations, and enforcement actions by U.S. and non-U.S. regulators and governmental authorities, including those related to sanctions, export control, and anti-money laundering”; and (iii) “A particular crypto asset, product or service’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset or product offering, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.”
Money transmission, stored value, and virtual currency business activity
In the United States, we have obtained licenses to operate as a money transmitter or the equivalent in the states where such licenses or equivalent are required to conduct our business, as well as in the District of Columbia and Puerto Rico. In addition, we have obtained a BitLicense from NYDFS. As a licensed money transmitter and an entity subject to the BitLicense regulatory regime, we are subject to, among other things, the BSA, restrictions and requirements with respect to the investment of customer funds and use and safeguarding of customer funds and crypto assets, and bonding, minimum capital and net worth requirements, prudential compliance obligations associated with customer notice and disclosure, reporting and recordkeeping requirements applicable to the company, as well as requirements relating to the screening of control persons and inspection and examination by state regulatory agencies. These state licensing laws also cover matters such as regulatory approval of controlling stockholders, directors, and senior management of the licensed entity.
Outside the United States, we have obtained licenses to provide crypto-asset custody and trading from the German Federal Financial Supervisory Authority (BaFin). In Singapore, we hold a major payment institution license issued by the Monetary Authority of Singapore. In Australia, we are registered as a digital currency exchange provider with the Australian Transaction Reports and Analysis Centre. We are also registered as a Money Services Business with the Financial Transactions and Reports Analysis Centre of Canada. In Bermuda, we have obtained a ‘Class ‘F’ (Full) Digital Asset Business License from the BMA enabling us to service consumer trading in numerous approved jurisdictions. In addition, we have obtained Virtual Asset Service Provider (VASP) registrations in Ireland, Spain, France, Italy and the Netherlands, through which we offer crypto custody and trading services in these countries. Under these licenses and registrations, we are subject to a broad range of rules and regulations including in respect of anti-money laundering, safeguarding of customer assets and funds, regulatory capital requirements, fit and proper management, operational controls, corporate governance, customer disclosures, reporting, and record keeping.
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
Economic and trade sanctions
We are required to comply with economic and trade sanctions administered by the United States, the European Union (“E.U.”), relevant E.U. member states, and other jurisdictions in which we operate. Economic and trade sanctions programs administered by OFAC and by certain foreign jurisdictions prohibit or restrict transactions to or from (or dealings with or involving) certain countries, regions, governments, and in certain circumstances, specified individuals and entities such as narcotics traffickers, terrorists, and terrorist organizations, as well as certain digital currency addresses.
Securities
In recent years, the SEC and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws, and in the case of the SEC, has made public statements on this topic – however, these statements are not binding or definitive guidance, and there is currently no certainty under the SEC’s application of the applicable legal test as to whether particular crypto assets, products, or services would be deemed securities. Though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation, or statement of the SEC and is not binding on the SEC. A number of enforcement actions and regulatory proceedings have since been initiated against digital assets and digital asset products and their developers and proponents, as well as against trading platforms that support digital assets. Several foreign governments have also issued similar warnings cautioning that digital assets may be deemed to be securities under the laws of their jurisdictions.
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

Commodities and derivatives
The Commodity Futures Trading Commission (“CFTC”) has stated, and CFTC enforcement actions have confirmed, that at least some crypto assets, including Bitcoin, fall within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936 (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot commodity markets, including the spot crypto markets. We are subject to such authority with respect to improper trading on our platform. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products, and certain retail leveraged commodity transactions involving crypto assets, including the markets on which these products trade. Separately, security-based swaps are subject to SEC regulation and oversight. In general, we seek to ensure that crypto asset transactions on our crypto asset trading platform do not constitute futures, swaps, security-based swaps, other derivative products, or retail leveraged commodity transactions. Given our novel business model and uncertainty regarding the application of some of these laws and regulations, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements. In August 2023, our subsidiary, Coinbase Financial Markets, Inc. secured regulatory approval from the National Futures Association to operate as a futures commission merchant (“FCM”), in September 2023, Coinbase International Exchange secured regulatory approval from the BMA to enable perpetual futures for eligible non-U.S. customers, and in February 2022, we acquired LMX Labs, LLC, a designated contract market (“DCM”) regulated by the CFTC which now operates as the Coinbase Derivatives Exchange, in connection with our acquisition of FairXchange, Inc. FCMs and DCMs are subject to the rules of the National Futures Association as well as numerous regulatory requirements, including strict capital requirements.
Prohibitions on bribery and anti-corruption
We are subject to regulations imposed by the FCPA in the United States and similar laws in other countries, such as the Bribery Act 2010 in the United Kingdom (the “Bribery Act”), which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws, such as the Bribery Act, also prohibit improper payments between private entities and persons.
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
Consumer protection
The Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), and other U.S. federal, state, and local and foreign regulatory agencies regulate financial products, including money transfer services related to remittance or peer-to-peer transfers. These agencies, as well as certain other governmental bodies, including state attorneys general, have broad consumer protection mandates and discretion in enforcing consumer protection laws, including matters related to unfair or deceptive, and, in the case of the CFPB, abusive acts or practices (“UDAAPs”), and they promulgate, interpret, and enforce rules and regulations that affect our business. For example, all persons offering or providing financial services or products to consumers in the United States, directly or indirectly, can be subject to enforcement actions related to the prohibition of UDAAPs. The CFPB has enforcement authority to prevent an entity that offers or provides consumer financial services or products or a service provider in the United States from committing or engaging in UDAAPs or violating other federal consumer financial laws, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings. Recent market disruptions have led to numerous proposals among consumer protection focused agencies including by the FTC and CFPB for changes in the regulation of the crypto industry, and in November 2023, the CFPB proposed a rule to define a market for general-use digital consumer payment applications, which would give the CFPB supervisory authority to examine the larger participants of that market. New laws or regulations, or changes in enforcement of existing laws or regulations could require us to change certain business practices related to consumer disclosures, marketing and operational features related to payments and remittance regulations and other laws that may impact our business.
Escheatment and unclaimed property regulations
We are subject to unclaimed property laws in the United States and in certain other jurisdictions where we operate. These laws require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, including airdropped tokens and forked crypto assets. These laws may also require us to liquidate that property prior to turning it over. We hold property subject to unclaimed property laws; however, there is significant regulatory uncertainty with how states and certain foreign jurisdictions treat crypto assets under unclaimed property rules.
Lending law
We originate secured commercial loans in certain states in the United States. As a result, our lending activities are subject to various state lending laws and licensure requirements with respect to lending activities within such state. These state lending laws may be enforced by state attorneys general, state financial regulators, and private litigants, among others. Given our novel business model and uncertainty regarding application of some of these laws and regulations, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements.
Interchange fees
Interchange fees associated with four-party payments systems are being reviewed or challenged in various jurisdictions. For example, in the E.U., the Multilateral Interchange Fee Regulation caps interchange fees for credit and debit card payments and provides for business rules to be complied with by any company dealing with card transactions, including us. As a result, the fees that we collect in certain jurisdictions may become the subject of regulatory challenge.
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

Association and network rules
The bylaws and agreements between clearing house participants and bankcard companies impose specific responsibilities and liabilities for issuers of debit cards. As the issuer of the Coinbase Card, we are required to comply with the appropriate National Automated Clearing House Association (“ NACHA”), bylaws, operating rules, and agreements, as well as card network rules and guidelines. Additional new products and services that we offer may also impose additional obligations on us to comply with NACHA and card network obligations related to preventing fraud, money laundering, and IT security breaches.
Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a variety of protections, including a combination of patents, trademarks, trade secrets, copyrights, confidentiality procedures, and contractual commitments. We co-founded the Crypto Open Patent Alliance, and pledged to only use our crypto technology patents defensively. We may also in the future agree to license our patents to third parties as part of various patent pools and open patent projects.
Corporate Information
We were initially incorporated in May 2012 as Coinbase, Inc., a Delaware corporation. In January 2014, Coinbase Global, Inc. was incorporated as a Delaware corporation to act as the holding company of Coinbase, Inc. and our other subsidiaries. In April 2014, we completed a corporate reorganization whereby Coinbase, Inc. became a wholly-owned subsidiary of Coinbase Global, Inc. Coinbase Global, Inc.’s principal assets are its interests in the equity of Coinbase, Inc. In addition to Coinbase, Inc., Coinbase Global, Inc. is the parent company of a number of other operating subsidiaries. We are a remote-first company, meaning the majority of our employees work remotely. Due to this, we do not have a principal executive office.
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
We use our website, blog, press releases, public conference calls, public webcasts, our X feed (@coinbase), Facebook page, LinkedIn page, YouTube channel, and Brian Armstrong’s X feed (@brian_armstrong) as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. The contents of the websites referred to above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to websites are intended to be inactive textual references only.

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
As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. In particular, our subscription and services revenue has grown over time, with stablecoin revenue received in connection with USDC becoming a more meaningful revenue contributor. Therefore, our operating results could fluctuate significantly as a result of changes in the demand for our subscription and service offerings, in the demand for USDC, in the balance of USDC on our platform, in interest rates, and to our ongoing relationships with third parties, such as the issuer of USDC.
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
The price of crypto assets and associated demand for buying, selling, and trading crypto assets have historically been subject to significant volatility. For instance, in 2017, the value of certain crypto assets, including Bitcoin, experienced steep increases in value, and our customer base expanded worldwide. The increases in value of certain crypto assets, including Bitcoin, from 2016 to 2017, and then again in 2021, were followed by a steep decline in 2018 and again in 2022, which adversely affected our net revenue and operating results. While the value of crypto assets, including Bitcoin, increased towards the end of 2023, if the value of crypto assets and transaction volume do not continue to recover or decline in the future, our ability to generate revenue may suffer and customer demand for our products and services may decline, which could adversely affect our business, operating results and financial condition and cause the price of our Class A common stock to decline. The price and trading volume of any crypto asset is subject to significant uncertainty and volatility, depending on a number of factors, including:
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
•unpredictable social media coverage or “trending” of, or other rumors and market speculation regarding, crypto assets;
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
While we support a diverse portfolio of crypto assets for trading, staking and custody, our net revenue is concentrated in a limited number of areas, such as transactions in Bitcoin and Ethereum for transaction revenue and stablecoin revenue in connection with USDC for subscription and services revenue. Since 2022, we have derived a more meaningful amount of our net revenue from subscription and services revenue, primarily due to stablecoin revenue in connection with USDC, than we have historically. For the years ended December 31, 2023 and 2022, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove approximately 54% and 55% of total Trading Volume on our platform during these periods, respectively. During 2022, the value of Bitcoin and Ethereum declined steeply. While the value of Bitcoin and Ethereum moderately recovered in 2023, if the value of Bitcoin and Ethereum do not continue to recover or decline in the future, our business and operating results could be adversely affected. As such, in addition to the factors impacting the broader cryptoeconomy described in this section, our revenue may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
We have in the past, and may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties in connection with the development, operation and enhancements to our platform and products and the provision of our services. For example, the issuer of USDC provides us with creation and redemption services for USDC, including the operational capabilities required for our USDC customer-facing services. If the issuer of USDC fails to provide certain operational services, our ability to maintain our current level of offerings and customer experience for USDC could be harmed and interest or confidence in USDC could be impacted. Identifying strategic relationships with third parties, and negotiating and documenting relationships with them may be time-consuming and complex and may distract management. Moreover, we may be delayed, or not be successful, in achieving the objectives that we anticipate as a result of such strategic relationships. In evaluating counterparties in connection with partnerships, collaborations, joint ventures or strategic alliances, we consider a wide range of economic, legal and regulatory criteria depending on the nature of such relationship, including the counterparties’ reputation, operating results and financial condition, operational ability to satisfy our and our customers’ needs in a timely manner, efficiency and reliability of systems, certifications costs to us or to our customers, and licensure and compliance status. Despite this evaluation, third parties may still not meet our or our customers’ needs which may adversely affect our ability to deliver products and services to customers, may adversely impact our business, operating results, and financial condition. Counterparties to any strategic relationship may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and may subject us to additional risks to the extent such third party becomes the subject of negative publicity, faces its own litigation or regulatory challenges, or faces other adverse circumstances. Conflicts may arise with our strategic partners, such as the interpretation of significant terms under any agreement, which may result in litigation or arbitration which would increase our expenses and divert the attention of our management. If we are unsuccessful in establishing or maintaining strategic relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, operating results, and financial condition could be adversely affected.
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
Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems and customers’ crypto assets. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. We may also acquire other companies that expose us to unexpected security risks or increase costs to improve the security posture of the acquired company. Further, there has been an increase in such threat actor activities as a result of the increased prevalence of hybrid and remote working arrangements in recent years. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.
Although we maintain insurance coverage, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks, and other types of unlawful activity, or any resulting disruptions or data theft and loss from such events. Outages and disruptions of our platform, including any caused by cyberattacks, may harm our reputation and our business, operating results, and financial condition.
We are subject to an extensive, highly-evolving and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.
Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, federal government contractors, trust companies, securities, derivative transactions and markets, broker-dealers and alternative trading systems (“ATS”), commodities, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), consumer protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, generative artificial intelligence (“AI”) and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the cryptoeconomy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on or temporary or permanent suspensions of our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.
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
Presently, and in the future, various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the cryptoeconomy generally, and crypto asset platforms in particular. Other companies’ failures of risk management and other control functions that played a role in the 2022 Events could accelerate an existing regulatory trend toward stricter oversight of crypto asset platforms and the cryptoeconomy. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the cryptoeconomy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. For example, in April 2023, the SEC reopened a comment period for amendments to Rule 3b-16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that could subject several cryptoeconomy participants and systems to registration or other operational compliance requirements under the Exchange Act. If the SEC’s proposed amendment is adopted in its current form, we, along with other cryptoeconomy participants, could face significant additional uncertainty and risk of increased operational costs. In September 2023, the New York Department of Financial Services (“NYDFS”) proposed new guidance regarding the policies and procedures required for virtual currency business entities licensed in New York, such as Coinbase, Inc. This guidance and other applicable state law guidance regarding virtual currency business activity could result in changes to our business in such states as well as the risk of increased operational costs and the risk of enforcement actions. If we are unable to comply with any new requirements, our ability to offer our products and services in their current form may be adversely affected. Additionally, under recommendations from the Financial Crimes Enforcement Network (“FinCEN”), and the Financial Action Task Force (“FATF”), the United States and

several foreign jurisdictions have or are likely to impose the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may face substantial costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. In October 2023, FinCEN released a proposed rule that identifies virtual currency “mixing” as a class of transactions of primary money laundering concern and imposes heightened recordkeeping and reporting obligations for financial institutions with respect to those transactions. There are substantial uncertainties regarding the scope of these requirements in practice, and we may face substantial costs to operationalize and comply with these rules.
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
We may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. As another example, the extension of anti-money laundering requirements to certain crypto-related activities by the European Union’s Fifth Money Laundering Directive, as updated by the European Union’s Sixth Money Laundering Directive, has increased the regulatory compliance burden for our business in Europe and, as a result of the fragmented approach to the implementation of its provisions, resulted in distinct and divergent national licensing and registration regimes for us in different E.U. member states. Further E.U.-level legislation imposing additional regulatory requirements in relation to crypto-related activities is also expected in the near term, such as with the effectiveness of the Markets in Crypto-Assets Regulation (“MiCA”). Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for crypto asset service providers and a disclosure regime for the issuers of certain crypto assets, which is expected to impact our operations in the European Union. For example, the requirements of privacy and data protection laws in the European Union, United States, and elsewhere are typically founded on the premise of centralized, data-controller-based data processing, and require fulfilling, among other things, individual rights to access or delete one’s data. This creates unique compliance challenges given the nature of blockchain’s peer-to-peer network architecture, lack of centralized control, immutability, and perpetual data storage.
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
•companies focused on the crypto asset market, some of whom adhere to local regulations and directly compete with our platform, and others who choose to operate outside of local rules and regulations or in jurisdictions with less stringent local rules and regulations and are potentially able to more quickly adapt to trends, support a greater number of crypto assets, and develop new crypto-based products and services due to a different standard of regulatory scrutiny;
•crypto-focused companies and traditional financial incumbents that offer point or siloed solutions specifically targeted at institutional customers; and
•stablecoins, other than USDC, and fiat currencies globally.
Historically, a major source of competition has been from companies, in particular those located outside the United States, who at times are and may in the future be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, whilst also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions.
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
As we expand and localize our international activities, we have become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have increased their scrutiny of crypto asset exchanges over time, such as by requiring crypto asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, crypto, and related technologies outside of the United States are highly evolving, extensive and often impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws and regulations related to economic sanctions and export controls enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, currently the Crimea Region, the Donetsk People’s Republic, and the Luhansk People’s Republic of Ukraine, Cuba, Iran, North Korea, and Syria, as well as with persons, entities, and governments identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the United States, the E.U., the United Kingdom, and other jurisdictions have imposed wide-ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. We have continued to engage in activity in Russia and Belarus and with customers associated with these countries. At the same time, we have implemented additional processes and procedures to comply with these new sanctions. However, our activity in Russia and Belarus and with these customers associated with these countries subjects us to further exposure to sanctions as they are released. We have an OFAC compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC. Certain of these voluntary self-disclosures are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or finding of violation. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls, and are working to implement additional controls and screening tools designed to prevent sanctions violations, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.
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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. For example, in January 2023, we settled a NYDFS compliance investigation for a monetary penalty of $50.0 million and a separate commitment to make $50.0 million in compliance program investments by the end of 2024. In June 2023, the SEC filed the June 2023 SEC Complaint, in connection with which the SEC is seeking, among other relief, injunctive relief, disgorgement, and civil money penalties, and we and Coinbase, Inc. subsequently filed an answer to the June 2023 SEC Complaint. In August 2023, we and Coinbase, Inc. also filed a motion for judgment on the pleadings. In October 2023, the SEC filed its response and we and Coinbase, Inc. filed our reply. Oral argument took place on January 17, 2024. The impact of the litigation relating to the June 2023 SEC Complaint, including the costs, timing, results and other potential consequences thereof, are unknown at this time. An adverse resolution of the June 2023 SEC Complaint could have a material impact on our business, operating results and financial condition. Additionally, we are currently subject to securities class actions and shareholder derivative actions. Furthermore, in June 2023, we and Coinbase, Inc. were issued notices, show-cause orders, and cease-and-desist letters, and became the subject of various legal actions initiated by U.S. state securities regulators in the states of Alabama, California, Illinois, Kentucky, Maryland, New Jersey, South Carolina, Vermont, Washington and Wisconsin alleging violations of state securities laws with respect to staking services provided by Coinbase, Inc. (the “State Staking Actions”). In July 2023, we and Coinbase, Inc. entered into agreements with state securities regulators in California, New Jersey, South Carolina and Wisconsin, pursuant to which customers in those states will no longer be able to stake new funds, in each case pending final adjudication of the matters. In October 2023, we and Coinbase, Inc. entered into a similar agreement with the Maryland state securities regulator. For a description of certain such litigation, regulatory investigations, and other proceedings, see Note 22. Commitments and Contingencies, of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
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
Because of our large customer base, actions against us may claim large monetary damages, even if the alleged per-customer harm is small or non-existent. From time to time, we receive letters alleging claims on behalf of our users. Due to our large customer base, the ongoing defense and resolution or settlement of these alleged claims could be material and we may incur significant expenses associated with arbitrating or litigating the claims. Moreover, to the extent that a deterioration of the crypto asset market occurs for a prolonged period, large platforms like us may become subject to or the target of increased litigation and additional government and regulatory scrutiny. Regardless of the outcome, any such matters can have an adverse impact, which may be material, on our business, operating results, or financial condition because of legal costs, diversion of management resources, reputational damage, and other factors.
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
The classification of a crypto asset, product or service as a security under applicable law has wide-

ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing, as applicable, of such assets, products or services. For example, a crypto asset, product or service that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in crypto assets, products or services that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade crypto assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an ATS in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.
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
Because Coinbase Spot Market, Coinbase Prime and Coinbase app are not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), we only permit trading of those crypto assets, and offer products and services, for which we determine there are reasonably strong arguments to conclude that the crypto asset, product or service is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance on crypto assets, products and services and to facilitate informed risk-based business judgment. In addition, as we shared in our petition for SEC rulemaking, we remain open to registering or relying on an exemption to facilitate and offer the sale of crypto asset securities. We recognize that the application of securities laws to the specific facts and circumstances of crypto assets, products and services may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. Regardless of our conclusions, we have been, and could in the future be, subject to legal or regulatory action in the event the SEC or a state or foreign regulatory authority were to assert, or a court were to determine, that a supported crypto asset, product or service offered, sold, or traded on our platform or a product or service that we offer is a “security” under applicable laws. There can be no assurance that we will properly characterize over time any given crypto asset, product or service offering as a security or non-security, or that the SEC, foreign regulatory authority, or a court having final determinative authority on the topic, if the question was presented to it, would agree with our assessment. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, legislative developments, facts, and developments in technology. In June 2023, the SEC filed the June 2023 SEC Complaint. We and Coinbase, Inc. subsequently filed an answer to the June 2023 SEC Complaint in June 2023. In August 2023, we and Coinbase, Inc. also filed a motion for judgment on the pleadings. In October 2023, the SEC filed its response and we and Coinbase, Inc. filed our reply. Oral argument took place on January 17, 2024. Additionally, in June 2023, we and Coinbase, Inc. became the subject of the State Staking Actions.
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
We rely on third parties in connection with many aspects of our business, including payment processors, banks, and payment gateways to process transactions; cloud computing services and data centers that provide facilities, infrastructure, smart contract development, website functionality and access, components, and services, including databases and data center facilities and cloud computing; as well as third parties that provide outsourced customer service, compliance support and product development functions, which are critical to our operations. Because we rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. We do not directly manage the operation of any of these third parties, including their data center facilities that we use. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, data theft or loss, break-ins, computer viruses or vulnerabilities in their code, denial-of-service attacks, sabotage, acts of vandalism, loss, disruption, or instability of third-party banking relationships, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics and similar events. For example, on February 24, 2021, the U.S. Federal Reserve’s payments network experienced an outage, which had the potential to result in reduced functionality for certain of our products. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our customers, or give preferential treatment to competitors. There can be no assurance that third parties that provide services to us or to our customers on our behalf will continue to do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our customers on our behalf, such as if third-party service providers to close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.
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
If any of our systems, or those of our third-party service providers, are disrupted for any reason, our products and services may fail, resulting in unanticipated disruptions, slower response times and delays in our customers’ trade execution and processing, failed settlement of trades, incomplete or inaccurate accounting, recording or processing of trades, unauthorized trades, loss of customer information, increased demand on limited customer support resources, customer claims, complaints with regulatory organizations, lawsuits, or enforcement actions. Further, when these disruptions occur, we have in the past, and may in the future, fulfill customer transactions using inventory to prevent adverse user impact and limit detrimental impact to our operating results. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Significant or persistent interruptions in our services could cause current or potential customers or partners to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.
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
Safeguarding customers’ cash and crypto assets is integral to the trust we build with our customers. We believe our policies, procedures, operational controls and controls over financial reporting, protect us from material risks surrounding the safeguarding of these assets and conflicts of interest. Our controls over financial reporting include among others, controls over the segregation of corporate crypto asset balances from customer crypto asset balances, controls over the processes of customer crypto asset deposits and customer crypto asset withdrawals and corporate and customer fiat balances. Our financial statements and disclosures, as a whole, are available through periodic filings on a quarterly basis, and compliant with annual audit requirements of Article 3 of Regulation S-X.
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
Any inability by us to maintain our safeguarding procedures, perceived or otherwise, could harm our business, operating results, and financial condition. Accordingly, we take steps to ensure customer cash is always secure. Customer cash and crypto asset balances are maintained through our internal ledgering processes. Customer cash is maintained in segregated Company bank accounts that are held for the exclusive benefit of customers with our financial institution banking partners or in government money market funds. We safeguard crypto assets using proprietary technology and operational processes.

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
We place great importance on safeguarding crypto assets we custody and keeping them bankruptcy remote from our general creditors, and in June 2022 we updated our Retail User Agreement to clarify the applicability of UCC Article 8 to custodied crypto assets – the same legal protection that our institutional custody and prime broker clients also rely upon. UCC Article 8 provides that financial assets held by Coinbase are not property of Coinbase and not subject to the claims of its general creditors. In light of UCC Article 8, we believe that a court would not treat custodied crypto assets as part of our general estate; however, due to the novelty of crypto assets, courts have not yet considered this type of treatment for custodied crypto assets.
We deposit, transfer, and custody customer cash and crypto assets in multiple jurisdictions. In each instance, we require bank-level security encryption to safeguard customers’ assets for our wallet and storage systems, as well as our financial management systems related to such custodial functions. Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems, by internal or external threats. We believe we have developed and maintained administrative, technical, and physical safeguards designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees or service providers acting contrary to our policies, or others could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, or misuse customer crypto assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Certain of our customer contracts do not limit our liability with respect to security breaches and other security-related matters and our insurance coverage for such impropriety is limited and may not cover the extent of loss nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our assets. Our ability to maintain insurance is also subject to the insurance carriers’ ongoing underwriting criteria. Any loss of customer cash or crypto assets could result in a subsequent lapse in insurance coverage, which could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory investigations, inquiries, or actions. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of customer assets could result in substantial costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, significant financial losses, damage our reputation, and adversely affect our business, operating results, financial condition, and cash flows.
The theft, loss, or destruction of private keys required to access any crypto assets held in custody for our own account or for our customers may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any crypto assets, it could cause regulatory scrutiny, reputational harm, and other losses.
Crypto assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the crypto assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the crypto assets held in such a wallet. To the extent that any of the private keys relating to our wallets containing crypto assets held for our own account or for our customers is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the crypto assets held in the related wallet. Further, we cannot provide assurance that our wallets will not be hacked or compromised. Crypto assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ crypto assets could adversely affect our customers’ ability to access or sell their crypto assets, require us to reimburse our customers for their losses, and subject us to significant financial losses in addition to losing customer trust in us and our products. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. The total value of crypto assets in our possession and control is significantly greater than the total value of insurance coverage that would compensate us in the event of theft or other loss of funds, which could cause our business, operating results, and financial condition to be adversely impacted in the event of such uninsured loss.
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
•modifications to our pricing model or modifications by competitors to their pricing models;
•we fail to provide adequate customer service;
•regulatory and governmental bodies in countries that we target for expansion express negative views towards crypto asset trading platforms and, more broadly, the cryptoeconomy; or
•we or other companies or high-profile figures in our industry are the subject of adverse media reports or other negative publicity.
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
Our operating expenses may increase in the future and we may not be able to achieve profitability or positive cash flow from operations on a consistent basis, which may cause our business, operating results, and financial condition to be adversely impacted.
Our operating expenses may increase in the future as we continue to attract and retain talent, expand our sales and marketing efforts, develop additional products and services, expand our international business, incur unforeseen regulatory or compliance expenses, and in connection with certain expenses related to operating as a public company. While we consistently evaluate opportunities to drive efficiency, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future. Our operations may prove more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these higher expenses. Our revenue growth may be further impacted by reduced demand for our offerings, increased competition, adverse macroeconomic conditions, a decrease in the growth or size of the cryptoeconomy, regulatory uncertainty or scrutiny, or changes that impact our ability to offer certain products or services, any failure to capitalize on growth opportunities, or failure of new products and services we develop to gain traction in the market. We cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow on any quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results, and financial condition may suffer.
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
We began our operations in 2012 and since then our business model has continued to evolve. Our net revenue has significantly grown since our formation, but there is no assurance that growth will continue in future periods and you should not rely on the net revenue growth of any given prior quarterly or annual period as an indication of our future performance. For example, while we generated $7.4 billion in total net revenue for the year ended December 31, 2021, our total net revenue for the years ended December 31, 2023 and 2022 declined to $2.9 billion and $3.1 billion, respectively, primarily due to declining crypto prices, lower crypto asset volatility, and uncertainty in the cryptoeconomy following the 2022 Events. If our total net revenue were to further decline significantly for an extended period of time, our business, operating results and financial condition could be adversely affected. Our limited operating history and the volatile nature of our business make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties as described in this section. If we do not manage these risks successfully, our business may be adversely impacted. If our revenue growth rate were to decline significantly or become negative, it could adversely affect our operating results and financial condition. If we are not able to achieve or maintain positive cash flow from operations, our business may be adversely impacted and we may require additional financing, which may not be available on favorable terms or at all, or which would be dilutive to our stockholders.
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
We have a substantial amount of indebtedness and other obligations. As of December 31, 2023, we had approximately $3.01 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $1.7 billion of our Senior Notes and $1.27 billion of our 2026 Convertible Notes.
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
We provide commercial loans to qualified customers secured by their crypto or fiat asset holdings on our platform, which exposes us to the risk of our borrowers’ inability to repay such loans. In addition, such activity results in us being subject to certain lending laws and regulations in the applicable jurisdiction and as a result we may be subject to additional regulatory scrutiny. In the future we may enter into credit arrangements with financial institutions to obtain more capital. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified customers to the extent we rely on such credit lines to continue to offer or to grow such products. Further, our credit approval process, pricing, loss forecasting, and scoring models may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information. While we have procedures in place to manage our credit risk, such as conducting due diligence on our customers and running stress test simulations to monitor and manage exposures, including any exposures resulting from loans collateralized with crypto assets, we remain subject to risks associated with our borrowers’ creditworthiness and our approval process. Such risks are heightened following the 2022 Events.
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
As part of our business strategy, we have historically been highly active in acquiring and investing in order to, among other things, add specialized employees, complementary companies, products, services, licenses, or technologies. While in 2022 and 2023, we reduced our activity with respect to acquisitions and investments due to market conditions, we may still from time to time make further acquisitions and investments. As part of our business strategy, we continue to routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, and other transactions. In the future, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. We also invest in companies and technologies, many of which are private companies and technologies that are highly speculative in nature. In the future, we may not be able to find other suitable acquisition and investment candidates, and we may not be able to complete acquisitions or make investments on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions. We may in the future be required to write off acquisitions or investments. For example, we recorded gross impairment charges on our strategic investments in various companies and technologies for the year ended December 31, 2022, primarily as a result of adverse economic conditions and disruption in the crypto asset markets. To the extent the adverse economic conditions continue for a prolonged period or there continue to be disruptions in the crypto asset markets, our strategic investments could be further impaired. Moreover, our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by customers, developers, advertisers, or investors. For example, in February 2019, we announced the acquisition of Neutrino S.r.l., a blockchain intelligence platform, whose founders were directly affiliated with the software firm the Hacking Team, which purportedly sold software with surveillance capabilities to governments with authoritarian regimes, resulting in reputational harm to our business, a loss of customers, and increased cost. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our net revenue and operating results could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
Moreover, while fiat currencies can be used to facilitate illegal activities, crypto assets are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of crypto assets have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain crypto asset transactions, and encryption technology that anonymizes these transactions, that make crypto assets susceptible to use in illegal activity. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice (“DOJ”), SEC, CFTC, FTC, or the Internal Revenue Service (“IRS”), and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving crypto assets. We also support crypto assets that incorporate privacy-enhancing features, and may from time to time support additional crypto assets with similar functionalities. These privacy-enhancing crypto assets obscure the identities of sender and receiver, and may prevent law enforcement officials from tracing the source of funds on the blockchain. Facilitating transactions in these crypto assets may cause us to be at increased risk of liability arising out of anti-money laundering and economic sanctions laws and regulations.
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
The crypto asset market has been characterized by significant volatility and unexpected price movements, and experienced significant declines in 2022. Certain crypto assets may become more volatile and less liquid in a very short period of time, which was the case following the 2022 Events, resulting in market prices being subject to erratic and abrupt market movement, which could harm our business. For instance, abrupt changes in volatility or market movement can lead to extreme pressures on our platform and infrastructure that can lead to inadvertent suspension of services across parts of the platform or the entire platform. As a result, from time to time we experience outages. For example, in 2023, we experienced approximately 16 outages, with an average outage duration of 57.4 minutes. Outages can lead to increased customer service expense, can cause customer loss and reputational damage, result in inquiries and actions by regulators, and can lead to other damages for which we may be responsible.

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
There continues to be uncertainty with respect to the timing, character and amount of income inclusions for various crypto asset transactions including, but not limited to lending and borrowing crypto assets, staking and other crypto asset incentives and products that we offer. Although we believe our treatment of crypto asset transactions for federal income tax purposes is consistent with existing positions from the IRS and/or existing U.S. federal income tax principles, because of the rapidly evolving nature of crypto asset innovations and the increasing variety and complexity of crypto asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain crypto asset offerings for U.S. tax purposes, which could adversely affect our customers and the vitality of our business. Similar uncertainties exist in the foreign markets in which we operate with respect to direct and indirect taxes, and these uncertainties and potential adverse interpretations of tax law could impact the amount of tax we and our non-U.S. customers are required to pay, and the vitality of our platforms outside of the United States.
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
Similarly, it is likely that new rules for reporting crypto assets under the global “common reporting standard” as well as the “crypto-asset reporting framework” will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. Such rules are under discussion today by the member and observer states of the “Organization for Economic Cooperation and Development” and by the European Commission on behalf of the member states of the European Union. These new rules may give rise to potential liabilities or disclosure requirements for prior customer arrangements and new rules that affect how we onboard our customers and report their transactions to taxing authorities. Additionally, the European Union has issued directives, commonly referred to as “CESOP” (the Central Electronic System of Payment information), requiring payment service providers in the European Union to report cross-border fiat transactions to taxing authorities on a quarterly basis beginning in January 2024. Any actual or perceived failure by us to comply with the above or any other emerging tax regulations that apply to our operations could harm our business.
The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies on certain topics. If financial accounting standards undergo significant changes, our operating results could be adversely affected.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls and many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of crypto assets and related valuation and revenue recognition. Moreover, a change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin No. 121 (“SAB 121”), which represented a significant change regarding how a company safeguarding crypto assets held for its platform users reports such crypto assets on its balance sheet and required retrospective application as of January 1, 2022. While the legal status of SAB 121 is currently uncertain following a U.S. Government Accountability Office decision concluding that the SEC failed to follow proper administrative procedures in its issuance of SAB 121, SAB 121 remains applicable at this time.
Additionally, historically, including for the reporting periods included in this Annual Report on Form 10-K, we have accounted for the crypto assets we hold for investment and operating purposes as intangible assets with indefinite useful lives, which requires us to measure these crypto assets at cost less impairment. As a result of the high volatility in the cryptoeconomy and of crypto asset prices, we have recorded impairment charges on the crypto assets we hold. For example, for the years ended December 31, 2023 and 2022, we recorded gross impairment charges of $96.8 million and $757.3 million, respectively, due to the observed market price of crypto assets decreasing below the carrying value during these periods.
However, in December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (ASU 2023-08): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which represents a significant change in how entities that hold crypto assets will account for certain of those holdings. ASU 2023-08 will require us to measure crypto assets that meet the scope criteria at fair value and to reflect changes in fair value in net income each reporting period. The amendments in ASU 2023-08 will also require us to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets separately from changes in the carrying amounts of other intangible assets on the income statement. The amendments in ASU 2023-08 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted before then. We have elected to early adopt the updated standard effective as of January 1, 2024.
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
Competitors, including traditional financial services, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented in order to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance these industries. Members of the cryptoeconomy have started to engage policymakers directly and with the help of external advisors and lobbyists. For example, in order to advance our mission, in February 2022 we launched our Coinbase Innovation Political Action Committee to support crypto-forward political candidates and initiatives. Further, in December 2023, we together with a number of other crypto and blockchain market participants supported the launch of the Fairshake Political Action Committee to support political candidates in the 2024 U.S. presidential election who support crypto and blockchain innovation and responsible regulation. However, this work is in a relatively nascent stage. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the cryptoeconomy or crypto asset platforms, which could adversely impact our business. Additionally, our political activities to further our mission may be perceived unfavorably by investors and the public and have an adverse impact on our brand and reputation.
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
We have administrative, technical, and physical security measures and controls in place and maintain a robust information security program. However, our security measures, or the security measures of companies we acquire, may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. We could be the target of a cybersecurity incident, which could result in harm to our reputation and financial losses. Additionally, our customers have been and could be targeted in cybersecurity incidents like an account takeover, which could result in harm to our reputation and financial losses. For example, in 2021, third parties independently obtained login credentials and personal information for at least 6,000 customers and used those credentials to exploit a vulnerability that previously existed in the account recovery process. Coinbase reimbursed impacted customers approximately $25.1 million. Additionally, privacy and data protection laws are evolving, and these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our third-party partners’ business practices and products and service offerings.
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
Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the private right of action under the California Consumer Privacy Act of 2018 (the “CCPA”), which is expected to increase security breach litigation). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. In the United States, the SEC has adopted rules for mandatory disclosure of cybersecurity incidents suffered by public companies, as well as cybersecurity governance and risk management. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Any failure or perceived failure by us to comply with these laws may also subject us to enforcement action or litigation, any of which could harm our business. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have an adverse effect on our business, reputation, operating results, and financial condition.
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
Other states have followed California’s lead. For example, in 2021, Virginia passed the Consumer Data Protection Act (the “CDPA”) (effective January 2023) and Colorado passed the Colorado Privacy Act (the “CPA”) (effective July 2023) to provide comparable consumer privacy rights to the CCPA/CPRA. We cannot fully predict the impact of the CCPA, CPRA, CDPA, CPA, or other similar laws or regulations on our business or operations, but compliance may require us to modify our data processing practices and policies incurring costs and expense. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, it may require costly and difficult efforts to achieve compliance with such laws. Our failure or perceived failure to comply with the CCPA, CPRA, CDPA, CPA, or other similar laws or regulations passed in the future could have a material adverse effect on our business, including how we use personal information, our business, operating results, and financial condition. Further, in October 2022, the CFPB re-opened the public comment period in connection with an inquiry that it launched in October 2021 into the data use and protection business practices of several large payments companies. The impact of this inquiry is uncertain and could result in stringent restrictions on the use of customer data.
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
While we maintain a DPF certification, we still rely on the standard contractual clauses for intercompany data transfers from the European Union to the United States. As supervisory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.
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
There is a risk that as we expand, we may assume liabilities for breaches experienced by the companies we acquire. Additionally, there are potentially inconsistent world-wide government regulations pertaining to data protection and privacy. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Further there are also changes in the regulatory landscape relating to new and evolving technologies, such as generative AI, which we have and continue to find new ways to leverage in our products and internal operations. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, severe criminal, or civil sanctions, damage our reputation, or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, and financial condition.
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
Further, in 2022, a number of blockchain protocols and crypto financial firms, and in particular protocols and firms involving high levels of financial leverage such as high-yield lending products or derivatives trading, suffered from insolvency and liquidity crises leading to the 2022 Events. Some of the 2022 Events are alleged or have been held to be the result of fraudulent activity by insiders, including misappropriation of customer funds and other illicit activity and internal controls failures. In connection with the 2022 Events, concerns were raised about the potential for a market condition where the failure of one company leads to the financial distress of other companies, which has the potential to depress the prices of assets used as collateral by other firms. If such a market condition were to become widespread in the cryptoeconomy, we could suffer from increased counterparty risk, including defaults or bankruptcies of major customers or counterparties, which could lead to significantly reduced activity on our platform and fewer available crypto market opportunities in general. Further, forced selling of crypto assets by distressed companies could lead to lower crypto asset prices and may lead to a reduction in our revenue. To the extent that conditions in the general economic and crypto asset markets were to materially deteriorate, our ability to attract and retain customers may suffer.
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
There is an increasing focus from certain investors, regulators, employees, users and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance matters (“ESG”). Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
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
Further, any changes in the tax laws governing our activities may increase our tax expense, the amount of taxes we pay, or both. For example, the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly reformed the U.S. federal tax code, reducing the U.S. federal corporate income tax rate, making sweeping changes to the rules governing international business operations, and imposing new limitations on a number of tax benefits, including deductions for business interest and the use of net operating loss carryforwards. Effective beginning in 2022, the TCJA also eliminated the option to immediately deduct research and development expenditures and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), enacted on August 16, 2022, further amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. In addition, over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. As of July 2023, nearly 140 countries have approved a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance.
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
Under the Inflation Reduction Act, our ability to utilize tax deductions or losses from prior years may be limited by the imposition of the 15% minimum tax if, in future years, such minimum tax applies to us. Therefore, we may be required to pay additional U.S. federal income taxes in future years despite any available future tax deductions, U.S. federal net operating loss (“NOL”) carryforwards, credits or other tax benefits that we accumulate.
Fluctuations in currency exchange rates could harm our operating results and financial condition.
Revenue generated and expenses incurred from our international operations are often denominated in the currencies of the local countries. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results reflected in our U.S. dollar-denominated financial statements. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies. As a result, it could be more difficult to detect underlying trends in our business and operating results. To the extent that fluctuations in currency exchange rates cause our operating results to differ from expectations of investors, the market price of our Class A common stock could be adversely impacted. From time to time, we may engage in currency hedging activities to limit the risk of foreign currency exchange rate fluctuations. To the extent we use hedging instruments to hedge exposure to fluctuations in foreign currency exchange rates, the use of such hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and may introduce additional risks if we are unable to structure effective hedges with such instruments.
If our estimates or judgment relating to our critical accounting estimates prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments that comprise our critical accounting estimates involve the valuation of assets acquired and liabilities assumed in business combinations, valuation of strategic investments, evaluation of tax positions, and evaluation of legal and other contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Class A common stock.
We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the COVID-19 pandemic and the related precautionary measures that we adopted have in the past resulted, and could in the future result, in difficulties or changes to our customer support, or create operational or other challenges, any of which could adversely impact our business and operating results. Further, acts of terrorism, labor activism or unrest, and other geopolitical unrest, including ongoing regional conflicts around the world, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, customers will experience significant delays in withdrawing funds, or in the extreme we may suffer loss of customer funds.

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
We have funded our operations since inception primarily through debt, equity financings and revenue generated by our products and services. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business, including developing new products and services, enhancing our operating infrastructure, expanding our international operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, including due to general macroeconomic conditions, crypto market conditions and any disruptions in the crypto market, instability in the global banking system, increasing regulatory uncertainty and scrutiny or other unforeseen factors. In the event of a downgrade of our credit rating, our ability to raise additional financing may be adversely affected and any future debt offerings or credit arrangements we propose to enter into may be on less favorable terms or terms that may not be acceptable to us. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than our current debt. If we incur additional debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, we have authorized the issuance of “blank check” preferred stock and common stock that our board of directors could use to, among other things, issue shares of our capital stock in the form of blockchain tokens, implement a stockholder rights plan, or issue other shares of preferred stock or common stock. We may issue shares of capital stock, including in the form of blockchain tokens, to our customers in connection with customer reward or loyalty programs. If we issue additional equity securities, including in the form of blockchain tokens, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued common stock. The trading prices for our common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or crypto asset markets could adversely affect our business and the value of our Class A common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.
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
•announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments; and
•other events or factors, including those resulting from political instability and acts of war or terrorism, regional conflicts around the world, government shutdowns, bank failures or responses to these events.
Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general macroeconomic, political and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently subject to stockholder litigation and in June 2023 the SEC filed the June 2023 SEC Complaint, as described in the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, and may continue to be the target of these types of actions or additional regulatory uncertainty and scrutiny in the future. Securities or regulatory actions against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
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
In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. All of the shares of Class A common stock and Class B common stock issuable upon the exercise of stock options or vesting and settlement of restricted stock units and performance restricted stock units will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144 under the Securities Act.
Further, certain holders of shares of our common stock will have rights, subject to some conditions, to require us to file registration statements for the public resale of shares of Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented cybersecurity risk management processes intended to protect the confidentiality, integrity, and availability of our critical systems and information. While everyone at our company plays a part in managing cybersecurity risks, primary cybersecurity oversight responsibility is shared by our board of directors, our audit and compliance committee (“Audit Committee”), and senior management. Our cybersecurity risk management program is integrated into our overall enterprise risk management program.
Our cybersecurity risk management program includes:
•physical, technological, and administrative controls intended to support our cybersecurity and data governance framework, including protections designed to protect the confidentiality, integrity, and availability of our key information systems and customer, employee, partner, and other third-party information stored on those systems, such as access controls, encryption, data handling requirements, and other cybersecurity safeguards, and internal policies that govern our cybersecurity risk management and data protection practices;
•a defined procedure for timely incident detection, containment, response, and remediation, including a written security incident response plan that includes procedures for responding to cybersecurity incidents;
•cybersecurity risk assessment processes designed to help identify material cybersecurity risks to our critical systems, information, products, services, and broader enterprise IT environment;
•a security team responsible for managing our cybersecurity risk assessment processes and security controls;
•the use of external consultants or other third-party experts and service providers, where considered appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity controls;
•annual cybersecurity and privacy training of employees, including incident response personnel and senior management, and specialized training for certain teams depending on their role and/or access to certain types of information, such as consumer information; and

•a third-party risk management process that includes internal vetting of certain third-party vendors and service providers with whom we may share data.
Over the past fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents we have experienced from time to time, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, operating results, or financial condition. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our operations, business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Cybersecurity Governance
With oversight from our board of directors, the Audit Committee is primarily responsible for assisting our board of directors in fulfilling its ultimate oversight responsibilities relating to risk assessment and management, including relating to cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including processes and policies for determining risk tolerance, and reviews management’s strategies for adequately mitigating and managing identified risks, including risks relating to cybersecurity threats.
The Audit Committee has established the Enterprise Risk Management Working Group (“ERMWG”), comprising members of our senior management team and other senior leaders, to provide executive oversight of our enterprise risk management program. Our Chief Security Officer (“CSO”) is a member of the ERMWG, and together with our Chief Information Security Officer (“CISO”) leads an ERMWG sub-working group related to cybersecurity, which meets periodically to review and discuss emerging and key risks relating to cybersecurity at the company, and to provide regular updates to the ERMWG.
The Audit Committee receives updates from the ERMWG and from members of management, including our CSO and CISO, on our cybersecurity risks at its quarterly meetings, and reviews metrics about cyber threat response preparedness, program maturity milestones, risk mitigation status, and the current and emerging threat landscape. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity threats or incidents, as well as any incidents with lesser impact potential.
The Audit Committee reports to our board of directors regarding its activities, including those related to key cybersecurity risks, mitigation strategies, and ongoing developments, on a quarterly basis or more frequently as needed. The board of directors also receives updates from our CSO and CISO on our cyber risk management program and other matters relating to our data privacy and cybersecurity approach, including risk mitigations to bolster and enhance our data protection and data governance framework. Members of our board of directors receive presentations that include cybersecurity topics and the management of key cybersecurity risks from our CSO and CISO as part of the continuing education of our board of directors on topics that impact public companies. Finally, our board of directors annually reviews and is required to approve our Global Information Security Program Policy and any changes recommended by our CSO.
Our management team, including our CSO and CISO, is responsible for assessing and managing our material risks from cybersecurity threats and for our overall cybersecurity risk management program on a day-to-day basis, and supervises both our internal cybersecurity personnel and the relationship with our retained external cybersecurity consultants. Our CSO’s and CISO’s experience includes years of working in the cybersecurity field in various industries, including the financial services industry.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including through periodic ERMWG sub-working group meetings; briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties
We are a remote-first company, meaning that for the vast majority of roles, our employees have the option to work remotely. Substantially all of our executive team meetings are held virtually, with meetings occasionally held in-person at locations that are either not in our offices or in various of our offices distributed around the world. We hold all of our stockholder meetings virtually. As a result of this strategy, we do not maintain a corporate headquarters or principal executive offices, but do maintain physical offices in select major cities around the world for purposes of collaboration and team building. We currently lease facilities in various locations in the United States and other countries around the world.
We believe that our facilities are adequate to meet our needs for the immediate future, and that, should we need additional physical office space, suitable additional space will be available in the future.
Item 3. Legal Proceedings
For a description of material legal proceedings in which we are involved, see Note 22. Commitments and Contingencies, of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
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
Holders of Record
As of the close of business on February 8, 2024, there were 279 registered holders of record of our Class A common stock and 8 registered holders of record of our Class B common stock. Since many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We are not obligated to pay any dividends on the Class A common stock or Class B common stock, and we currently do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.
Stock Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or Securities Act.
The graph below compares the cumulative total return to stockholders of our Class A common stock between April 14, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2023 relative to the Nasdaq Composite Index, the Nasdaq U.S. Benchmark Financial Services Index, the S&P North American Technology Index, and the price of Bitcoin. This graph assumes the investment of $100 in our Class A common stock at the closing sale price of $328.28 per share on April 14, 2021, and for each index and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data and should not be considered an indication of potential future stock price performance. Historical Bitcoin prices are primarily based on data obtained from our platform. Where such data is not available (e.g., during a platform outage), such data may sometimes be sourced from other third-party exchanges or data providers.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended December 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
October 1 – October 31, 2023	—	$—
November 1 – November 30, 2023	—	—
December 1 – December 31, 2023	4	18.13
	4	$18.13
___________________
(1)Represents shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We repurchased the shares from the former employees at the respective original exercise prices.

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
In 2023, we paired operational excellence with product innovation to deliver a strong year of execution against our product roadmap.
For the year ended December 31, 2023, our net revenue was $2.9 billion, including $1.5 billion in transaction revenue and $1.4 billion in subscription and services revenue. For the year ended December 31, 2022, our net revenue was $3.1 billion, including $2.4 billion in transaction revenue and $0.8 billion in subscription and services revenue.
For the year ended December 31, 2023, our net income was $0.1 billion and Adjusted EBITDA was $1.0 billion. For the year ended December 31, 2022, our net loss was $2.6 billion and Adjusted EBITDA was negative $0.4 billion.
Beyond the numbers, we accelerated product velocity and improved our existing product suite, while laying important foundations for future growth. We acquired key licenses, registrations and launched operations into six new markets.
In 2024 Coinbase will focus on three main priorities. First, driving revenue through improving our core trading and USDC. Second, driving utility in crypto with experiments in payments using USDC and Base. Lastly, we will continue to drive regulatory clarity for the industry. All told, Coinbase is a fundamentally stronger company today than a year ago, and we are in a strong financial position to capitalize on the opportunities ahead.

Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Year Ended December 31,			% Change
	2023	2022	2021	2023	2022
MTUs (in millions)	7.0	8.3	11.2	(16)	(26)
Trading Volume (in billions)	$468	$830	$1,671	(44)	(50)
Net income (loss) (in millions)	$95	$(2,625)	$3,624	104	(172)
Adjusted EBITDA(1) (in millions)	$964	$(371)	$4,090	360	(109)
___________________
(1)See the section titled “Non-GAAP Financial Measure” below for a reconciliation of net income (loss) to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Monthly Transacting Users
We define a Monthly Transacting User (“MTU”) as a consumer who actively or passively transacts in one or more products on our platform at least once during the rolling 28-day period ending on the date of measurement. MTUs presented for the end of a quarter are the average of each month’s MTUs in each respective quarter. MTUs presented as of the end of a year represent the MTUs for the last quarter of that year. The annual average MTUs for the years ended December 31, 2023, 2022, and 2021, were 7.4 million, 8.8 million and 8.4 million, respectively. MTUs engage in transactions that generate both transaction revenue and subscription and services revenue. Revenue-generating transactions include active transactions such as buying or selling crypto assets or passive transactions such as earning a staking reward. MTUs also engage in transactions that are non-revenue generating such as send and receive. MTUs may overstate the number of unique consumers due to differences in product architecture or user behavior.
MTUs declined for the year ended December 31, 2023 as compared to 2022 due to a 0.8 million decrease in staking users driven by updates to our staking service, which required users to manually opt-in to certain networks within a notice period and a 0.4 million decrease in trading users in line with lower Trading Volume. MTUs declined for the year ended December 31, 2022 as compared to 2021 driven primarily by a decline of 6.9 million in users engaging in trades on our platform in line with lower Trading Volume, partially offset by a 4.0 million increase in staking users due to the addition of new staking assets in 2022.
Trading Volume
We define “Trading Volume” as the total U.S. dollar equivalent value of spot matched trades transacted between a buyer and seller through our platform during the period of measurement. Trading Volume represents the product of the quantity of assets transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity on our order books, trading health, and the underlying growth of the cryptoeconomy.
Generally, Trading Volume on our platform is primarily influenced by the price of crypto assets, crypto asset volatility, and macroeconomic conditions. In periods of high crypto asset prices and crypto asset volatility, we have experienced correspondingly high levels of Trading Volume on our platform.

Our Trading Volume in future periods will depend on the relative availability and adoption of Bitcoin, Ethereum, and other crypto assets.

	Year Ended December 31,			% Change
	2023	2022	2021	2023	2022
Trading Volume (in billions):
Consumer	$75	$167	$535	(55)	(69)
Institutional	393	663	1,136	(41)	(42)
Total	$468	$830	$1,671	(44)	(50)

Trading Volume by crypto asset:
Bitcoin	34%	29%	24%	17	21
Ethereum	20	25	21	(20)	19
USDT(1)	11	nm	nm	nm	nm
Other crypto assets	35	46	55	(24)	(16)
Total(2)	100%	100%	100%

Transaction revenue by crypto asset:
Bitcoin	35%	29%	25%	21	16
Ethereum	17	22	21	(23)	5
Other crypto assets	48	49	54	(2)	(9)
Total(2)	100%	100%	100%
____________________________________
nm - not meaningful
(1)USDT is a stablecoin issued by Tether Operations Limited.
(2)Figures presented above may not sum precisely due to rounding.

For the year ended December 31, 2023 as compared to 2022, Trading Volume declined primarily due to a reduction in Crypto Asset Volatility1 of 43%, while crypto market capitalization remained resilient during the year ended December 31, 2023. The decline in volatility was a result of overall degraded crypto market sentiment, regulatory uncertainty, bank failures, and market shock events like the temporary de-pegging of USDC in March 2023, as well as an overall reduction in liquidity. Increases in the prices of various crypto assets during the fourth quarter of 2023 also impacted crypto asset volatility, overall industry trading volume, and more specifically our Trading Volume and transaction revenues. Partially offsetting these volume declines, USDT volume was elevated, largely due to de-pegging events which drove higher activity in secondary markets such as our trading platform.
For the year ended December 31, 2022 as compared to 2021, Trading Volume declined primarily due to decreased crypto market capitalization, reflecting decreased average crypto asset prices in general. The year 2022 and late 2021 saw trends of both lower crypto asset prices and a decrease of 32% in Crypto Asset Volatility for the year ended December 31, 2022 compared to 2021 driven by weaker macroeconomic conditions. Weakening market conditions were further exacerbated by two events in 2022. The first was the de-pegging of $LUNA which contributed to an approximately 60% crypto market capitalization decline in the second quarter of 2022 and ultimately drove the credit related bankruptcies of Three Arrows Capital, Voyager, and Celsius. The second event was the collapse of FTX in the fourth quarter of 2022, which drove additional credit related bankruptcies. These events contributed to an overall crypto market capitalization decline of 64% or approximately $1.5 trillion of value lost in 2022 which in turn
1 Crypto Asset Volatility represents our internal measure of crypto asset volatility in the market relative to prior periods. The volatility is based on intraday returns of a volume-weighted basket of all assets listed on our trading platform. These returns are used to compute the basket’s intraday volatility which is then scaled to a daily window. These daily volatility values are then averaged over the applicable time period as needed.

impacted overall industry trading volume and more specifically our Trading Volume and transaction revenues.
During the year ended December 31, 2023, no asset other than Bitcoin, Ethereum, and USDT individually represented more than 10% of our Trading Volume and no asset other than Bitcoin and Ethereum individually represented more than 10% of our transaction revenue. During the year ended December 31, 2022, no asset other than Bitcoin or Ethereum individually represented more than 10% of either our Trading Volume or transaction revenue.
Components of Results of Operations
Revenue
We generate revenue from transactions, subscription and services, and other activities. The vast majority of our total revenue is generated in the United States, based on the domicile of the customers. No other country accounted for more than 10% of our total revenue during the periods presented.
Net revenue
Transaction revenue
We provide a trade matching service for users to buy, sell, or convert crypto assets through our platform. This trading activity is the primary source of our transaction revenue and core to the service we offer. Transaction revenue is generated primarily from transaction fees applied to spot trades that are executed by both consumer and institutional customers on our platform. The transaction fee earned is based on the price and quantity of the crypto asset that is bought, sold, or converted. Transaction revenue is recognized at the time the transaction is processed. Transaction revenue is directly correlated with Trading Volume, which is driven by the number of spot trade transactions processed on our platform. Institutional customers incur lower fees per transaction than consumer customers and, as a result, the impact of changes in consumer Trading Volume on transaction revenue is more pronounced than changes in institutional Trading Volume. In addition, changes in our pricing and mix between types of transactions will affect transaction revenue. See the section titled “—Key Business Metrics—Trading Volume” above for more information on our Trading Volume metric.
Subscription and services revenue
Subscription and services revenue primarily consists of:
•Stablecoin revenue: As a platform that facilitates crypto asset transactions, we derive stablecoin revenue from our arrangement with the issuer of USDC. We earn a pro rata portion of income earned on USDC reserves based on the amount of USDC held on each respective party’s platform, and from the distribution and usage of USDC after certain expenses. Income derived by us from this arrangement is dependent on various factors including the balance of USDC on our platform, the total market capitalization of USDC, and the prevailing interest rate environment.
•Blockchain rewards: We operate a proof-of-stake service that enables customers to stake eligible crypto assets and validate transactions on certain blockchain networks. This allows customers to earn rewards from the networks while maintaining ownership of their assets. We earn commission revenue from staking rewards received by customers that is calculated as a percentage of the amounts distributed.
•Interest income: We hold customer custodial funds and cash and cash equivalents at certain third-party banks which earn interest. Customers custodial funds balances vary depending on Trading Volume. As consumer Trading Volume increases, we generally see an increase in customer custodial funds on our platform. This revenue is also dependent on the prevailing interest rate environment. Additionally, we earn interest income on loans issued to our consumer and institutional customers. This interest income is dependent on total loans issued to customers and the prevailing interest rate environment. Interest earned on customer custodial funds and loans is included in interest income within subscription and services revenue, while interest earned on our corporate cash and cash equivalents is included in corporate interest and other income, within other revenue.
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
Other revenue
Other revenue includes interest income earned on our corporate cash and cash equivalents. Interest income is calculated using the interest method and depends on the balance of cash and cash equivalents as well as the prevailing interest rate environment. Other revenue also includes the sale of crypto assets when we are the principal in the transaction, which occur primarily as a result of unanticipated system disruptions.
Operating expenses
Operating expenses consist of transaction expense, technology and development, sales and marketing, general and administrative, restructuring, crypto asset impairment, net, and other operating expense, net. Personnel-related expense in all of these categories includes employee cash and stock-based compensation expense.
Transaction expense
Transaction expense includes costs directly associated with revenues. For transaction revenues, these expenses include costs to operate our platform, process crypto asset trades, and perform wallet services. For subscription and services revenues, the primary expenses are the rewards distributed to users for staking their assets. Fixed-fee costs are expensed over the term of the contract and transaction-level costs are expensed as incurred.
Our transaction expenses as a percentage of revenue will vary depending on the composition of our revenue. For example, if interest income and stablecoin revenue increase as a percentage of net revenue, transaction expenses as a percentage of net revenue will decrease as there are no transaction expenses directly attributed to these revenues. Conversely, if blockchain rewards increase as a percentage of net revenue, transaction expenses as a percentage of net revenue will increase since the majority of blockchain rewards revenue is distributed to the customer. Additionally, transaction expenses can be impacted by the commission or fee we charge for staking our customers’ assets, as well as by transaction reversal losses.
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
General and administrative
General and administrative expenses include personnel-related expenses incurred to support our business, including executive, customer support, compliance, finance, human resources, legal, and other support operations. These expenses also include costs of professional services and software subscriptions for support services.
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
Other operating expense, net
Other operating expense, net includes fair value gains and losses related to derivatives and derivatives designated in qualifying fair value hedge accounting relationships, as well as platform-related incidents and losses. Because these components fluctuate with market conditions, other operating expense, net can vary widely between periods. From time to time we may make political contributions, which also get captured within other operating expense, net.
Interest expense
Interest expense on debt includes coupon interest expense, as well as amortization of debt discounts and debt issuance costs.
Other (income) expense, net
Other (income) expense, net includes the following items:
•net gains on the repurchase of certain of our long-term debt;
•realized foreign exchange impacts resulting from the settlement of our foreign currency assets and liabilities, and unrealized foreign exchange impacts resulting from remeasurement of transactions and monetary assets and liabilities denominated in non-functional currencies;
•impairment recognized on certain strategic equity investments in privately held companies without readily determinable fair values and gains and losses on investments, net, which consists primarily of realized and unrealized gains and losses from fair value adjustments; and
•unrealized gains and losses from fair value adjustments on certain financial instruments.
Because the majority of these components are generally variable based on changes in market conditions, they can vary widely from period to period.
Benefit from income taxes
Benefit from income taxes includes income taxes related to foreign jurisdictions and U.S. federal and state income taxes.

Results of Operations
The following table summarizes the historical consolidated statements of operations data (in thousands) and each component as a percentage of total revenue:

	Year Ended December 31,
	2023		2022		2021

	$	%(1)	$	%(1)	$	%(1)
Revenue:
Net revenue	$2,926,540	94	$3,148,815	99	$7,354,753	94
Other revenue	181,843	6	45,393	1	484,691	6
Total revenue	3,108,383	100	3,194,208	100	7,839,444	100
Operating expenses:
Transaction expense	420,705	14	629,880	20	1,267,924	16
Technology and development	1,324,541	43	2,326,354	73	1,291,561	16
Sales and marketing	332,312	11	510,089	16	663,689	9
General and administrative	1,041,308	33	1,600,586	50	909,392	12
Crypto asset impairment, net	(34,675)	(1)	722,211	23	153,160	2
Restructuring	142,594	5	40,703	1	—	—
Other operating expense, net	43,260	1	74,593	2	477,148	6
Total operating expenses	3,270,045	105	5,904,416	185	4,762,874	61
Operating (loss) income	(161,662)	(5)	(2,710,208)	(85)	3,076,570	39
Interest expense	82,766	3	88,901	3	29,160	—
Other (income) expense, net	(167,583)	(5)	265,473	8	20,463	—
(Loss) income before income taxes	(76,845)	(2)	(3,064,582)	(96)	3,026,947	39
Benefit from income taxes	(171,716)	(6)	(439,633)	(14)	(597,173)	(7)
Net income (loss)	$94,871	3	$(2,624,949)	(82)	$3,624,120	46
__________________
(1)Percentage of total revenue. Figures presented above may not sum precisely due to rounding.

Comparison of the years ended December 31, 2023, 2022, and 2021
Revenue

	Year Ended December 31,			Change
				2023		2022
	2023	2022	2021	$	%	$	%

	(in thousands)			(in thousands)		(in thousands)
Transaction revenue	$1,519,654	$2,356,244	$6,837,266	$(836,590)	(36)	$(4,481,022)	(66)
Subscription and services revenue	1,406,886	792,571	517,487	614,315	78	275,084	53
Other revenue	181,843	45,393	484,691	136,450	301	(439,298)	(91)
Total revenue	$3,108,383	$3,194,208	$7,839,444	$(85,825)	(3)	$(4,645,236)	(59)
For the years ended December 31, 2023, 2022 and 2021, we generated 88%, 84% and 81%, respectively, of total revenue in the United States. No other country accounted for more than 10% of total revenue during the years presented.

Transaction revenue

	Year Ended December 31,			Change
				2023		2022
	2023	2022	2021	$	%	$	%

	(in thousands)			(in thousands)		(in thousands)
Consumer, net	$1,429,490	$2,236,900	$6,490,992	$(807,410)	(36)	$(4,254,092)	(66)
Institutional, net	90,164	119,344	346,274	(29,180)	(24)	(226,930)	(66)
Total transaction revenue	$1,519,654	$2,356,244	$6,837,266	$(836,590)	(36)	$(4,481,022)	(66)
Transaction revenue declined for the year ended December 31, 2023 as compared to 2022, primarily due to:
•a $1.2 billion reduction in consumer transaction revenue attributed to a corresponding 55% decrease in consumer Trading Volume. This decrease was offset in part by an increase of $418.8 million attributed to changes in customer mix towards trades which have higher fees and pricing changes as we increased the spread on certain types of consumer trades in 2023, which led to an overall increase in average blended fee rate of 41%.
Transaction revenue declined for the year ended December 31, 2022 as compared to 2021, primarily due to:
•a $4.5 billion reduction in consumer transaction revenue attributed to a corresponding 69% decrease in consumer Trading Volume. This decrease was offset in part by an increase of $222.9 million attributed to changes in customer mix towards trades which have higher fees and pricing changes as we increased the spread on certain types of consumer trades in 2022, which led to an overall increase in average blended fee rate of 11%; and
•a decrease of $144.0 million in institutional transaction revenue attributed to a decline in institutional Trading Volume of 42%, as well as a decrease of $82.9 million driven by lower fees associated with our market maker program, which led to an overall decrease in average blended fee rate of 41%.
Subscription and services revenue

	Year Ended December 31,			Change
				2023		2022
	2023	2022	2021	$	%	$	%

	(in thousands)			(in thousands)		(in thousands)
Stablecoin revenue	$694,247	$245,710	$9,882	$448,537	183	$235,828	nm
Blockchain rewards	330,885	275,507	223,055	55,378	20	52,452	24
Interest income	173,914	81,246	15,953	92,668	114	65,293	409
Custodial fee revenue	69,501	79,847	136,293	(10,346)	(13)	(56,446)	(41)
Other subscription and services revenue	138,339	110,261	132,304	28,078	25	(22,043)	(17)
Total subscription and services revenue	$1,406,886	$792,571	$517,487	$614,315	78	$275,084	53
__________________
nm - not meaningful

Subscription and services revenue increased for the year ended December 31, 2023 as compared to 2022, primarily due to:
•higher stablecoin revenue attributable to higher average earned interest rates on USDC reserves, which rose 325 basis points or 217.5%;
•an increase in blockchain rewards from higher staked balances for certain assets resulting primarily from increased user participation in reward generating activities;
•an increase of $229.6 million in interest income generated on customer custodial cash, reflecting higher average earned interest rates, which were up 295 basis points or 343%. This was offset in part by a $133.7 million decline due to lower average balances of customer custodial cash. These balances decreased 45% attributable to crypto market sentiment discussed in the section titled “—Key Business Metrics” above; and
•a decrease in custodial fee revenue, primarily due to a decline in average assets under custody of $3.6 billion, as price effects drove down the value of assets under custody.
There were no material changes to note within other subscription and services revenue.
Subscription and services revenue increased for the year ended December 31, 2022 as compared to 2021, primarily due to:
•higher stablecoin revenue attributable to higher average earned interest rates on USDC reserves, which rose 136 basis points or 969%;
•an increase in blockchain rewards due to the addition of new assets available for staking; and
•an increase in interest income generated on customer custodial cash attributable to higher average earned interest rates, which were up 78 basis points or 975%; offset in part by
•a decrease in custodial fee revenue, primarily due to a decrease in average assets under custody of $48.3 billion, as price effects drove down the value of assets under custody.
There were no material changes to note within other subscription and services revenue.
Other revenue

	Year Ended December 31,			Change
				2023		2022
	2023	2022	2021	$	%	$	%

	(in thousands)			(in thousands)		(in thousands)
Corporate interest and other income	$181,827	$44,768	$2,141	$137,059	306	$42,627	nm
Crypto asset sales revenue	16	625	482,550	(609)	(97)	$(481,925)	(100)
Total other revenue	$181,843	$45,393	$484,691	$136,450	301	$(439,298)	(91)
__________________
nm - not meaningful
Other revenue increased for the year ended December 31, 2023 as compared to 2022, primarily due to higher corporate interest and other income, as average earned interest rates on corporate balances rose 278 basis points or 157%.
Other revenue decreased for the year ended December 31, 2022 as compared to 2021, primarily due to higher crypto asset sales in 2021 as a result of unanticipated system disruptions.

Operating expenses

	Year Ended December 31,			Change
				2023		2022
	2023	2022	2021	$	%	$	%

	(in thousands)			(in thousands)		(in thousands)
Transaction expense	$420,705	$629,880	$1,267,924	$(209,175)	(33)	$(638,044)	(50)
Technology and development	1,324,541	2,326,354	1,291,561	(1,001,813)	(43)	1,034,793	80
Sales and marketing	332,312	510,089	663,689	(177,777)	(35)	(153,600)	(23)
General and administrative	1,041,308	1,600,586	909,392	(559,278)	(35)	691,194	76
Crypto asset impairment, net	(34,675)	722,211	153,160	(756,886)	(105)	569,051	372
Restructuring	142,594	40,703	—	101,891	250	40,703	—
Other operating expense, net	43,260	74,593	477,148	(31,333)	(42)	(402,555)	(84)
Total operating expenses	$3,270,045	$5,904,416	$4,762,874	$(2,634,371)	(45)	$1,141,542	24
There were material trends of decreased operating expenses for the year ended December 31, 2023 as compared to 2022 following increased operating expenses for the year ended December 31, 2022 as compared to 2021. In early 2023, we set a financial objective to generate positive Adjusted EBITDA in all crypto market conditions. This goal led us to materially reduce our operating expenses in 2023 as compared to 2022. We plan to be nimble and dynamically increase or decrease our expense base in accordance with overall macro market conditions and revenue opportunities to achieve our goal of positive Adjusted EBITDA. In the first quarter of 2024, we expect modest growth in technology and development and general and administrative as compared to the fourth quarter of 2023. In addition, we also expect a modest decline in sales and marketing expenses compared to the fourth quarter of 2023.
Transaction expense

	Year Ended December 31,			Change
				2023		2022
	2023	2022	2021	$	%	$	%

	(in thousands)			(in thousands)		(in thousands)
Blockchain rewards fees	$229,851	$202,480	$146,769	$27,371	14	$55,711	38
Payment processing and account verification	73,816	194,044	341,013	(120,228)	(62)	(146,969)	(43)
Transaction reversal losses	51,501	93,886	233,832	(42,385)	(45)	(139,946)	(60)
Miner fees	49,789	131,714	542,889	(81,925)	(62)	(411,175)	(76)
Other	15,748	7,756	3,421	7,992	103	4,335	127
Total transaction expense	$420,705	$629,880	$1,267,924	$(209,175)	(33)	$(638,044)	(50)
Transaction expense decreased for the year ended December 31, 2023 as compared to 2022, primarily due to:
•an increase in blockchain rewards largely due to higher staked balances; offset by
•a decrease in payment processing and account verification expenses, mainly due to a decline in Trading Volume of 44%;
•a decrease in transaction reversal losses as a result of the lower Trading Volumes noted above, combined with our efforts to reduce reversals through optimization of our fraud monitoring processes; and
•a decrease in miner fees as a result of optimizations in onchain activity.

Transaction expense decreased for the year ended December 31, 2022 as compared to 2021, primarily due to:
◦an increase in blockchain rewards as a result of the addition of new assets available for staking; offset by
◦a decrease in payment processing and account verification expenses, driven primarily by a decline in Trading Volume of 50%;
◦a decrease in transaction reversal losses as a result of the lower Trading Volumes noted above, combined with our efforts to reduce reversals through optimization of our fraud monitoring processes; and
◦a decrease in miner fees driven by a decrease in blockchain transmission volume.
Technology and development expense

	Year Ended December 31,			Change
				2023		2022
	2023	2022	2021	$	%	$	%

	(in thousands)			(in thousands)		(in thousands)
Personnel-related	$936,881	$1,638,685	$958,387	$(701,804)	(43)	$680,298	71
Website hosting and infrastructure expenses	192,009	439,798	241,740	(247,789)	(56)	198,058	82
Amortization expense	111,336	121,534	38,112	(10,198)	(8)	83,422	219
Other	84,315	126,337	53,322	(42,022)	(33)	73,015	137
Total technology and development expenses	$1,324,541	$2,326,354	$1,291,561	$(1,001,813)	(43)	$1,034,793	80
Technology and development expenses decreased for the year ended December 31, 2023, as compared to 2022, primarily due to:
•lower personnel-related expenses, driven by a 24% decrease in average headcount following our workforce reduction in January 2023. This decrease in headcount reduced personnel-related expenses by $454.2 million, and included the impact of stock-based compensation. Further, stock-based compensation decreased by an additional $247.6 million due to the roll-off of non-recurring multi-year stock-based compensation awards; and
•a decrease in website hosting and infrastructure expenses due to our investments in more efficient and modern infrastructure and architecture, both in our customer-facing products and internal tooling.
There were no material changes to note within amortization expense or other.
Technology and development expenses increased for the year ended December 31, 2022 as compared to 2021, primarily due to:
•higher personnel-related expenses, including a $518.9 million increase in stock-based compensation expense, reflecting an 87% increase in average headcount and the full-year impact of equity instruments issued in conjunction with business combinations that occurred throughout 2021 and early in 2022;
•a $143.0 million increase in website hosting costs as we continued to invest in our products and platform, and a $55.1 million increase in software licenses driven by the increase in average headcount; and

•an increase in amortization expense, related to amortization of capitalized software and assembled workforce.
There were no material changes to note within other.
Sales and marketing expense

	Year Ended December 31,			Change
				2023		2022
	2023	2022	2021	$	%	$	%

	(in thousands)			(in thousands)		(in thousands)
Personnel-related	$143,762	$146,157	$86,555	$(2,395)	(2)	$59,602	69
Marketing programs	119,494	292,770	474,773	(173,276)	(59)	(182,003)	(38)
Other	69,056	71,162	102,361	(2,106)	(3)	(31,199)	(30)
Total sales and marketing expenses	$332,312	$510,089	$663,689	$(177,777)	(35)	$(153,600)	(23)
Sales and marketing expenses decreased for the year ended December 31, 2023, as compared to 2022, primarily due to:
•reduced media and brand spend as we actively lowered our investment given the decline in year-over-year revenue.
There were no material changes to note within personnel-related expenses and other.
Sales and marketing expenses decreased for the year ended December 31, 2022 as compared to 2021, primarily due to:
•higher personnel-related expenses, including a $41.2 million increase in stock-based compensation expense, due to a 109% increase in average headcount; offset by
•a decrease in marketing programs, primarily due to a $316.5 million reduction in digital advertising spend due to lower investment in paid media, offset in part by $128.7 million higher offline and brand spend; and
•a decrease of $32.4 million in referral and promotion fees related to marketing initiatives such as sweepstakes and incentivized campaigns, included within other.
General and administrative expense

	Year Ended December 31,			Change
				2023		2022
	2023	2022	2021	$	%	$	%

	(in thousands)			(in thousands)		(in thousands)
Personnel-related (excluding customer support)	$498,626	$614,661	$384,065	$(116,035)	(19)	$230,596	60
Customer support	133,726	476,351	186,285	(342,625)	(72)	290,066	156
Professional services	168,731	150,695	79,659	18,036	12	71,036	89
Other	240,225	358,879	259,383	(118,654)	(33)	99,496	38
Total general and administrative expenses	$1,041,308	$1,600,586	$909,392	$(559,278)	(35)	$691,194	76

General and administrative expenses decreased for the year ended December 31, 2023, as compared to 2022, primarily due to:
•a decrease in personnel-related expenses (excluding customer support), driven primarily by a 17% decrease in average headcount, as a result of the workforce reduction in January 2023;
•a decrease in customer support costs, reflecting $242.7 million of reductions in costs of managed services to support compliance operations and customer experience, driven by automation and an overall reduction in capacity needs that we built in 2022, and a decrease of $99.9 million in customer support personnel-related expenses resulting from the workforce reduction discussed above; and
•a decrease in other general and administrative expenses, largely driven by $37.2 million in lower taxes, licenses, and fees, as the prior year included incremental costs related to the application of certain indirect tax rules, as well as a $50.0 million one-time cost accrual related to the settlement with NYDFS in 2022.
General and administrative expenses increased for the year ended December 31, 2022, as compared to 2021, primarily due to:
•an increase in personnel-related expenses excluding customer support, driven primarily by a 92% increase in average headcount;
•an increase in customer support costs, reflecting a $198.8 million increase in costs of managed services to support compliance operations and customer experience, as a result of increased capacity needs to address backlogs from 2021, and an increase of $91.3 million in customer support personnel-related expenses;
•an increase in professional services, reflecting $32.9 million in higher legal fees related to litigation, regulatory, and compliance and an increase of $30.2 million in business consulting; and
•an increase in other general and administrative expenses, largely driven by $75.1 million in higher settlement costs, which included a $50.0 million accrual related to the settlement with NYDFS, and $22.1 million in incremental software license costs to support business, security, and risk applications, partially offset by a decrease of $39.2 million in costs associated with our Direct Listing in 2021.
Crypto asset impairment, net

	Year Ended December 31,			Change
				2023		2022
	2023	2022	2021	$	%	$	%

	(in thousands)			(in thousands)		(in thousands)
Gross crypto asset impairment expense	$96,783	$757,257	$329,152	$(660,474)	(87)	$428,105	130
Recoveries	(131,458)	(35,046)	(175,992)	(96,412)	275	140,946	(80)
Total crypto asset impairment, net	$(34,675)	$722,211	$153,160	$(756,886)	(105)	$569,051	372
Crypto asset impairment expense, net decreased during the year ended December 31, 2023 as compared to 2022, driven by gross crypto asset impairments in the prior year from the challenging crypto market conditions discussed in the section titled “—Key Business Metrics” above, which resulted in lower carrying values of crypto assets held in the current year. These impairments were offset in part by higher expense recoveries as we sold previously impaired assets at recovered prices.
Crypto asset impairment, net increased during the year ended December 31, 2022 as compared to

2021, as higher impairment expense was recognized in 2022 as a result of the challenging crypto market conditions discussed in the section titled “—Key Business Metrics” above. Additionally, lower subsequent crypto asset sales and disposals of previously impaired assets led to decreased impairment recoveries recognized in 2022.
Effective January 1, 2024 we adopted Accounting Standard Update 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) which will change how we value crypto assets held, as we will be required to recognize such assets at fair value with changes recognized in net income each reporting period.
Restructuring expense
Restructuring expense was $142.6 million for the year ended December 31, 2023 and was driven by separation pay, stock-based compensation expense relating to the acceleration of the vesting of outstanding equity awards in accordance with the terms of such awards, and other personnel costs related to the workforce reduction in January 2023.
Restructuring expense was $40.7 million for the year ended December 31, 2022 and was driven by separation pay and other personnel costs related to the workforce reduction in June 2022 and the subsequent release of accruals of certain costs related thereto that were not utilized.
There was no restructuring expense for the year ended December 31, 2021.
Other operating expense, net

	Year Ended December 31,			Change
				2023		2022
	2023	2022	2021	$	%	$	%

	(in thousands)			(in thousands)		(in thousands)
Platform-related incidents and losses	$15,717	$80,916	$61,732	$(65,199)	(81)	$19,184	31
Gains on derivatives	(17,127)	(12,625)	(21,329)	(4,502)	36	8,704	(41)
Customer accommodation transaction costs	16	529	435,971	(513)	(97)	(435,442)	(100)
Other	44,654	5,773	774	38,881	673	4,999	646
Total other operating expense, net	$43,260	$74,593	$477,148	$(31,333)	(42)	$(402,555)	(84)
Changes in other operating expense, net for the year ended December 31, 2023 as compared to 2022 primarily reflect:
•lower platform-related incidents and losses as a result of implementing stronger monitoring processes and controls to mitigate incidents on our platform; and
•an increase of $33.0 million related to political contributions included within other.
There were no material changes to note within gains on derivatives and customer accommodation transaction costs.
Changes in other operating expense, net for the year ended December 31, 2022 as compared to 2021 primarily reflect:
•lower customer accommodation transactions costs, as 2021 included incremental crypto assets sold as a result of unanticipated system disruptions.

There were no material changes to note within platform-related incidents and losses, gains on derivatives, and other.
Interest expense

	Year Ended December 31,			Change
				2023		2022
	2023	2022	2021	$	%	$	%

	(in thousands)			(in thousands)		(in thousands)
Interest expense	$82,766	$88,901	$29,160	$(6,135)	(7)	$59,741	205
There were no material changes in interest expense for the year ended December 31, 2023 as compared to 2022. The increase in interest expense for the year ended December 31, 2022 as compared to 2021 was primarily due to a full-year impact of interest expense recognized on our 2026 Convertible Notes that were issued in May 2021 and our Senior Notes that were issued in September 2021.
Other (income) expense, net

	Year Ended December 31,			Change
				2023		2022
	2023	2022	2021	$	%	$	%

	(in thousands)			(in thousands)		(in thousands)
Foreign exchange losses, net	$10,609	$161,749	$40,989	$(151,140)	(93)	$120,760	295
(Gains) losses on strategic investments	(24,368)	101,219	(19,602)	(125,587)	(124)	120,821	(616)
Gain on extinguishment of long-term debt	(117,383)	—	—	(117,383)	100	—	—
Other	(36,441)	2,505	(924)	(38,946)	nm	3,429	(371)
Total other (income) expense, net	$(167,583)	$265,473	$20,463	$(433,056)	(163)	$245,010	nm
__________________
nm - not meaningful

Other (income) expense, net changed for the year ended December 31, 2023, as compared to 2022, primarily due to:
•a decrease in net foreign exchange losses due to improvement in foreign exchange risk management;
•net gains on strategic investments driven by a gain of $49.9 million resulting from an equity investment transaction with Circle US Holdings, Inc. in 2023 and a decrease in the amount of impairment expense recognized on certain strategic equity investments;
•a gain on the repurchase of certain of our 2026 Convertible Notes and Senior Notes during 2023. See Note 14. Indebtedness of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information; and
•a decrease in other driven by the inclusion of a $26.9 million unrealized gain in 2023 related to fair value adjustments on certain financial instruments.

Other (income) expense, net changed for the year ended December 31, 2022, as compared to 2021, primarily due to:
•an increase in net foreign exchange losses due to the timing of Euro denominated intercompany settlements and an 11% and 10% depreciation of the average exchange rates for the Euro and the British Pound, respectively, against the U.S. dollar in 2022, and realized losses on foreign exchange forward derivative contracts of $59.1 million; and
•an increase in the amount of impairment expense recognized on certain strategic equity investments.
There were no material changes to note within other.
Benefit from income taxes

	Year Ended December 31,			Change
				2023		2022
	2023	2022	2021	$	%	$	%

	(in thousands)			(in thousands)		(in thousands)
Benefit from income taxes	$(171,716)	$(439,633)	$(597,173)	$267,917	(61)	$157,540	(26)
The benefit from income taxes decreased for the year ended December 31, 2023 as compared to 2022 primarily due to lower tax benefits from a reduction of pretax loss, partially offset by a reduction in the valuation allowance recorded on impairment charges and additional tax benefits for stock-based compensation.
The benefit from income taxes decreased for the year ended December 31, 2022 as compared to 2021 primarily due to a reduction in tax benefits relating to stock-based compensation and research and development credits, and a valuation allowance recorded on impairment charges, offset by an increase in tax benefit on pretax loss.
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
•benefit from income taxes;
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
•other impairment expense, which represents impairment on property and equipment and intangible assets and is infrequent in nature and is a non-cash adjustment;

•non-recurring accrued legal contingencies, settlements, and related costs, which reduces cash available to us;
•non-recurring expenses related to our Direct Listing in April 2021;
•impairment on crypto assets still held, net, represents impairment on crypto assets still held and is a non-cash expense, which has been recurring, and may in the future recur, although the crypto assets impaired may be sold in the future at a price at or higher than the price the assets have been impaired to;
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
•gain or loss on investments, which represents net gains on investments and impairment on investments, net, a non-cash expense, which has been recurring, and may in the future recur, although the impaired investments may be sold in the future at a price lower, at or higher than the price the assets have been impaired to;
•the impact of unrealized foreign exchange gains or losses and fair value adjustments on foreign exchange derivatives for hedging activities, non-cash adjustments, which have been recurring, and may in the future recur; and
•a non-recurring fee and write-off related to an early lease termination, a non-recurring accrual for value-added tax related to our Irish operations, and non-cash unrealized gains or losses on contingent consideration, which we have consolidated into the line item “other adjustments, net” because they are not material individually.
In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our disclosure of Adjusted EBITDA as a tool for comparison. A reconciliation is provided below for Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated, in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of Adjusted EBITDA to net income (loss), and not to rely on any single financial measure to evaluate our business.
We calculate Adjusted EBITDA as net loss or income, adjusted to exclude provision for or benefit from income taxes, interest expense, depreciation and amortization, stock-based compensation expense, other impairment expense, non-recurring accrued legal contingencies, settlements, and related costs, non-recurring Direct Listing expenses, impairment on crypto assets still held, net, restructuring, fair value gain or loss on derivatives, crypto asset borrowing costs, gain on extinguishment of long-term debt, net, loss or gain on investments, net, unrealized foreign exchange gain or loss, and other adjustments, net.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net income (loss)	$94,871	$(2,624,949)	$3,624,120
Adjusted to exclude the following:
Benefit from income taxes	(171,716)	(439,633)	(597,173)
Interest expense	82,766	88,901	29,160
Depreciation and amortization	139,642	154,069	63,651
Stock-based compensation	780,668	1,565,823	820,685
Other impairment expense	18,793	26,518	500
Non-recurring accrued legal contingencies, settlements, and related costs	15,000	64,250	1,500
Non-recurring Direct Listing expenses	—	—	39,160
Impairment on crypto assets still held, net	29,481	592,495	119,421
Restructuring	142,594	40,703	—
Fair value (gain) loss on derivatives	(41,033)	7,410	(32,056)
Crypto asset borrowing costs	4,807	6,675	11,847
Gain on extinguishment of long-term debt, net	(117,383)	—	—
(Gain) loss on investments, net	(20,826)	101,445	—
Unrealized foreign exchange loss (gain)	17,190	28,516	(14,944)
Other adjustments, net	(11,200)	16,379	24,200
Adjusted EBITDA	$963,654	$(371,398)	$4,090,071

Liquidity and Capital Resources
We believe our existing cash and cash equivalents and USDC will be sufficient in both the short and long term to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements. Our ability to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including market acceptance of crypto assets and blockchain technology, our growth, our ability to attract and retain customers on our platform, the continuing market acceptance of our products and services, the introduction of new subscription products and services on our platform, expansion of sales and marketing activities, and overall economic conditions. We anticipate satisfying our short-term cash requirements with our existing cash and cash equivalents and USDC and may satisfy our long-term cash requirements with cash and cash equivalents and USDC on hand or with proceeds from a future equity or debt financing.
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

Cash and cash equivalents, restricted cash, and USDC
As of December 31, 2023 and 2022, our cash and cash equivalents, restricted cash, and USDC balances consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Cash and cash equivalents:
Cash equivalents(1)	$3,682,917	$2,250,065
Cash held at banks	1,367,643	2,031,749
Cash held at venues(2)	88,791	143,207
Total cash and cash equivalents	$5,139,351	$4,425,021

Restricted cash(3)	$22,992	$25,873
USDC(4)	576,028	861,149
__________________
(1)    Cash equivalents consists of money market funds denominated in U.S. dollars.
(2)    Venues include other crypto asset trading platforms that hold money transmitter licenses and payment processors. This amount excludes $4.7 million and $1.6 million of cash that is subject to restrictions on withdrawal as of December 31, 2023 and 2022, respectively.
(3)    Restricted cash consists primarily of amounts held in restricted bank accounts at certain third-party banks as security deposits.
(4)    USDC is a stablecoin redeemable on a one-to-one basis for U.S. dollars. While not accounted for as cash or cash equivalents, we treat our USDC holdings as a liquidity resource.

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
As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities in the open market, in privately negotiated transactions, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material. In 2023, we repurchased $427.0 million in aggregate principal amount of our outstanding debt securities for cash payments aggregating $303.5 million. Following the close of these transactions, the remaining outstanding principal balance of the 2026 Convertible Notes, 2028 Senior Notes, and 2031 Senior Notes was approximately $1.3 billion, $1.0 billion, and $0.7 billion, respectively, for a total remaining outstanding principal balance of $3.0 billion as of December 31, 2023.
See Notes 12. Accrued Expenses and Other Current Liabilities and 14. Indebtedness of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our short and long-term borrowings, respectively.
In January 2023, S&P Global Ratings announced a downgrade of our issuer credit rating and senior unsecured debt from BB to BB-, and Moody’s Investors Service (“Moody’s”) announced a downgrade of our Corporate Family Rating (“CFR”) to B2 from Ba3 and downgraded our guaranteed senior unsecured notes to B1 from Ba2. As of December 31, 2023, our credit ratings with S&P Global Ratings and Moody’s remain unchanged from these downgraded levels.

Crypto assets
We hold crypto assets for investment, operating and borrowing purposes. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets and the variability of our earnings on these transactions will be dependent on the future fair value of such crypto assets. We have limited ability to predict whether the sale of crypto assets received from airdrops or forks will be material to our future earnings, which is dependent on the future market liquidity, viability and fair value of such crypto assets. Our current policy is not to monetize unsupported forks or airdrops held on our platform. Crypto assets received through airdrops and forks, at the time of the airdrop or fork and at the end of the periods presented, are not material to our financial statements.
As of December 31, 2023 and 2022, the carrying value and fair values of our crypto assets held were as follows (in thousands):

	December 31,			December 31,
	2023			2022
	Carrying Value		Fair Value(2)	Carrying Value		Fair Value(2)
	Recorded at Cost(1)	Recorded at Fair Value		Recorded at Cost(1)	Recorded at Fair Value
Crypto assets held as investments:
Bitcoin(3)	$126,614	$—	$388,326	$21,837	$89,716	$151,792
Ethereum(3)	129,131	—	272,411	47,531	43,700	138,714
Solana	6,611	—	61,166	2,710	—	2,884
Other	68,254	—	306,060	83,173	—	132,879
Total held as investments	330,610	—	1,027,963	155,251	133,416	426,269

Crypto assets held for operating purposes:
Bitcoin	7,243	—	9,006	5,390	—	5,833
Ethereum	15,775	—	20,176	24,405	—	25,796
Solana	10,275	—	11,625	1,767	—	2,057
Other	40,810	—	71,617	36,015	—	57,070
Total held for operating purposes	74,103	—	112,424	67,577	—	90,756

Crypto assets borrowed:
Bitcoin	—	36,368	36,368	—	68,149	68,149
Ethereum	—	3,720	3,720	—	—	—
Solana	—	3,516	3,516	—	—	—
Other	—	1,608	1,608	—	—	—
Total borrowed	—	45,212	45,212	—	68,149	68,149

Total crypto assets held	$404,713	$45,212	$1,185,599	$222,828	$201,565	$585,174
__________________
(1)Cost amounts shown are net of impairment recognized.
(2)The fair value of crypto assets held is the fair value of assets recorded at cost plus assets recorded at fair value and is based on quoted market prices for one unit of each crypto asset reported on our platform at 11:59 pm Coordinated Universal Time (UTC) on the last day of the respective period multiplied by the quantity of each crypto asset held.
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

Crypto assets held as investments
We view our crypto asset investments as long term holdings and we do not plan to engage in regular trading of crypto assets. From time to time, we may enter into derivatives or other financial instruments in an attempt to hedge our price exposure on our crypto assets held as investments. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets are less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Customer accommodations and corporate expenses denominated in crypto assets are fulfilled with crypto assets held for operational purposes. We recognized $34.0 million and $501.0 million of gross impairment expense on our crypto asset investment portfolio for the years ended December 31, 2023 and 2022, respectively.
Crypto assets held for operating purposes
We use crypto assets to fulfill corporate expenses denominated in crypto assets, including miner fees, staking rewards, promotional and marketing expenses, and other various expenses totaling $298.3 million and $383.2 million for the years ended December 31, 2023 and 2022, respectively. We recognized $62.8 million and $256.2 million of gross impairment expense on our crypto asset operating portfolio for the years ended December 31, 2023 and 2022, respectively.
Crypto assets borrowed and related collateral
We borrow fiat and crypto assets from eligible institutional customers. These borrowings are generally open-term or have a term of less than one year. Such activities are not material to our business. We are required to maintain a collateral to loan ratio per our borrowing agreements. Any significant change in crypto asset prices could impact the value of the crypto asset borrowed or the value of crypto asset collateral. Recent downward trends in crypto asset prices have not had a material impact on the value of our corporate collateral. If crypto asset prices rise, we will post additional collateral to maintain required collateral loan ratios. We were in compliance with all collateral requirements as of December 31, 2023.
As of December 31, 2023 and 2022, the balance of our assets that we have pledged as collateral on our borrowings consisted of the following (in thousands, except units):

	December 31, 2023		December 31, 2022
	Units	Fair Value	Units	Fair Value
Asset
USDC	51,879,705	$51,880	47,633,897	$47,634
Bitcoin	—	—	650	10,743
Fiat	N/A	1,191	N/A	41,630
Total		$53,071		$100,007
Our business model does not expose us to liquidity risk if we have excessive redemptions or withdrawals from customers. We do not use customer crypto assets as collateral for any loan, margin, rehypothecation, or other similar activities without their consent to which we or our affiliates are a party, and we did not have any such arrangements as of December 31, 2023. As of December 31, 2023, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. See Risk Factors–Depositing and withdrawing crypto assets into and from our platform involves risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely impact our business included in Part I, Item 1A of this Annual Report on Form 10-K for further information.

Cash requirements and contractual obligations
Certain jurisdictions where we operate require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer custodial cash liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial cash, and in-transit customer receivables. As of December 31, 2023 and 2022, our eligible liquid assets were greater than the aggregate amount of customer custodial cash liabilities. We are also required to hold corporate liquid assets at our subsidiaries to meet capital requirements established by our regulators based on the value of crypto assets held in custody. As of December 31, 2023, we were in compliance with these capital requirements.
As of December 31, 2023, our material cash requirements and contractual obligations arising in the normal course of business due within the next 12 months and in total consisted of the following (in thousands):

	Amounts Due
	Next 12 Months	Total
Operating leases(1)	$11,235	$15,151
Non-cancelable purchase obligations(2)	245,011	479,226
2026 Convertible Notes(3)
Interest	6,365	15,930
Principal	—	1,273,013
2028 Senior Notes(4)
Interest	33,750	168,750
Principal	—	1,000,000
2031 Senior Notes(4)
Interest	26,733	213,863
Principal	—	737,457
Other(5)	10,573	10,573
Total	$333,667	$3,913,963
_______________
(1)    Lease payments due for corporate offices.
(2)    Committed spend for non-cancellable purchase obligations greater than $1.0 million per obligation, primarily relating to technology and advertising.
(3)    Assumes the 2026 Convertible Notes are not converted into our Class A common stock, repurchased or redeemed prior to maturity.
(4)    Assumes the 2028 and 2031 Senior Notes are not repurchased or redeemed prior to maturity.
(5)    Remaining amounts committed under a consent order with NYDFS. In January 2023, the NYDFS announced a consent order focused on historical shortcomings in Coinbase, Inc.’s compliance program. Pursuant to the consent order, Coinbase, Inc. paid a $50.0 million penalty in January 2023 and agreed to invest an additional $50.0 million in its compliance function by the end of 2024.

See Notes 12. Accrued Expenses and Other Current Liabilities, 14. Indebtedness, 20. Income Taxes and 22. Commitments and Contingencies of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for further information relating to our short and long term material cash requirements and contractual obligations as of December 31, 2023.

Cash flows
The following table summarizes our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$922,951	$(1,585,419)	$4,038,172
Net cash provided by (used in) investing activities	5,392	(663,822)	(1,124,740)
Net cash (used in) provided by financing activities	(811,332)	(5,838,518)	9,976,084
Net increase (decrease) in cash, cash equivalents, and restricted cash	$117,011	$(8,087,759)	$12,889,516
Effect of exchange rates on cash, cash equivalents, and restricted cash	$8,772	$(163,257)	$(64,883)
Change in customer custodial cash	$(585,666)	$(5,547,481)	$6,762,841
Operating activities
Our largest source of cash provided by operations are revenues generated from transaction fees and stablecoin revenue. Our primary uses of cash from operating activities include payments to employees for compensation, payments for website hosting and infrastructure services, professional services, outsourced customer support costs, and other general corporate expenditures.
Net cash provided by operating activities increased by $2.5 billion for the year ended December 31, 2023 as compared to 2022 primarily due to:
•a $1.1 billion increase in cash provided by USDC conversions primarily to optimize our corporate balance; and
•a decrease in cash expenditures as a result of our cost management efforts.
Net cash used in operating activities increased by $5.6 billion for the year ended December 31, 2022 as compared to 2021 primarily due to:
•a $4.6 billion decrease in total revenues; and
•a $770.7 million increase in cash used to purchase USDC to increase our corporate balances.
Investing activities
Net cash provided by investing activities increased by $669.2 million for the year ended December 31, 2023 as compared to 2022 primarily due to:
•a $614.8 million decrease in cash used to purchase crypto assets for our corporate investment portfolio and a decrease in crypto asset purchases and disposals due to our investments in database and network infrastructure to support heightened trading volumes on our platform in order to reduce unanticipated system disruptions; and
•a $155.4 million decrease in cash used related to fewer business combinations completed in 2023 due to reduced acquisition activity year-over-year as a result of market conditions and a refresh of our strategic priorities in light of these market conditions; offset in part by
•a $193.2 million increase in cash used for net loans originated and repaid related to an increase in consumer demand for these loans due to stabilizing interest rates and increasing crypto asset prices which are used for collateral against these loans thereby increasing borrowing power.

Net cash used in investing activities decreased by $460.9 million for the year ended December 31, 2022 as compared to 2021 primarily due to:
•a decrease in strategic equity investments. In 2021, our overall discretionary investing activity grew significantly as we saw rapid acceleration in the pace of innovation in our industry. This drove higher investment volume and spend as: (i) we saw growth in new company formation and invested broadly across the ecosystem through our venture investing program and (ii) we made select larger corporate investments in companies that provided us with exposure to new or complementary areas of crypto (e.g., geographic regions where we did not operate). Our investing activity significantly declined year-over-year in 2022 as macroeconomic conditions shifted and led to tightening in the broader capital markets. We also significantly reduced corporate investing activity due to a refresh of our strategic priorities in light of market changes. While our strategic investing activity declined in 2022 relative to 2021, with cash outflows of $326.5 million for the year ended December 31, 2021 compared to $63.0 million for the year ended December 31, 2022, we continued to invest at a higher rate than in 2020, both in terms of deal volume and spend;
•a $331.9 million decrease in net loans originated and repaid as we have seen a decline in consumer demand for these loans due to increasing interest rates and declining crypto assets prices which are used for collateral against these loans thereby decreasing borrowing power; offset in part by
•a $115.2 million increase in cash used for business combinations completed in 2022 due to changes in market conditions; and
•a $39.0 million increase in our capitalized software costs as we focused efforts on optimizing our platform through investments in database and network infrastructure launching new products, adding payment rails and expanding internationally.
Financing activities
Net cash used in financing activities decreased by $5.0 billion for the year ended December 31, 2023 as compared to 2022 primarily due to:
•a $5.3 billion decrease of customer custodial cash liabilities as a result of a decline in fiat balances held on our platform due to a decrease in market sentiment, as discussed in the section titled “—Key Business Metrics” above, and customers seeking higher yields on cash holdings in banks and USDC holdings on our platform; and
•a $74.1 million decrease in taxes paid related to net share settlements of equity awards due the overall decrease in headcount and the decline in our stock price on the vesting dates, the taxable event. Our choice to net settle employee awards and pay taxes is routinely evaluated by management and may change in the future; offset in part by
•an increase of $303.5 million in cash used for long-term debt repurchases that began in June 2023.
Net cash used in financing activities increased by $15.8 billion for the year ended December 31, 2022 as compared to 2021 primarily due to:
•a decrease in customer custodial cash liabilities of $5.6 billion as we saw an overall decline in fiat balances held on our platform due to lower customer trading activity as compared to an inflow of $6.7 billion in the prior year;
•a decrease of net $3.4 billion related to the issuance of our Senior Notes and 2026 Convertible Notes, which did not recur in 2022; and

•a $165.6 million decrease in proceeds from the issuance of Class A and Class B common stock upon the exercise of stock options as our stock price was at an all-time high in 2021 as compared to 2022, coupled with our first year as a public company and the associated liquidity event this provided for holders of our stock options.
Critical Accounting Estimates
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
See Note 2. Summary of Significant Accounting Policies of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and significant estimates and assumptions and their effects on our financial statements. Below are the significant estimates and assumptions that we consider critical because they involve a significant amount of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.
Business combinations, goodwill, and intangible assets
We determined that business combinations, goodwill, and intangible assets represent critical accounting estimates, as they involve significant judgment, estimates, and assumptions and to the extent that our estimates and assumptions materially change or if actual circumstances differ from those in the assumptions, our financial statements could be materially impacted.
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to non-crypto intangible assets. These intangible assets do not have observable prices and have primarily consisted of customer relationships, developed technology, licenses, trademarks and trade names, and non-compete agreements, which are recorded at acquisition date fair value, less accumulated amortization. These estimates and assumptions can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, the number of working hours required to recreate the intangible asset (if following the cost approach), and the estimated useful lives. Changes in these assumptions could affect the carrying value of these assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates.
Goodwill
We perform an impairment test annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill might not be fully recoverable. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Alternatively, a company may elect to proceed directly to a quantitative goodwill impairment test. We do the former and assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. We review factors including changes in our stock price, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in any key personnel, and any changes in the composition of the carrying amount of our assets. There were no changes to the qualitative factors considered indicating an impairment of goodwill for the reporting periods presented. In the future, if there are material changes in the underlying estimates and assumptions pertaining to the impairment assessment, our financial statements could be materially impacted. For the reporting periods presented, we determined that it was more likely than not that the fair value of our reporting unit was more than the respective related carrying amounts, including goodwill, and therefore we did not record any goodwill impairment. Management also concluded that the Company’s reporting unit was not at risk of failing this test as of December 31, 2023.
Intangible assets
Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets assessed as having indefinite lives are not amortized, but are assessed for indicators that the useful life is no longer indefinite or for indicators of impairment each period. Indicators we review, as applicable, include whether there has been a significant adverse change in the extent or manner in which our assets are being used, a significant adverse change in legal factors affecting our assets, customer attrition, and/or a cash flow loss. Due to the dynamic nature of our business and the regulatory environment in which we operate, it is not practicable to model sensitivity of the valuation of these assets to these factors. Each reporting period, we evaluate the estimated remaining useful life of our intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. We did not identify indicators of impairment of our intangible assets during the reporting periods presented. In the future, if there are material changes in the underlying estimates and assumptions pertaining to the impairment assessment, our financial statements could be materially impacted.
Strategic investments
We hold strategic investments in privately held companies in the form of equity securities without readily determinable fair values in which we do not have a controlling interest or significant influence. The vast majority of these investments are accounted for under the measurement alternative method (“the measurement alternative”) and are measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer (“pricing adjustments”). We determined that valuation of privately-held strategic investments represents a critical accounting estimate because impairment evaluations and pricing adjustments involve significant judgment, estimates, and assumptions, and to the extent that these estimates and assumptions change materially or if actual circumstances differ from those in the assumptions, our financial statements could be materially impacted.
Pricing adjustments
Pricing adjustments require quantitative assessments of the fair value of our strategic investments, which may require the use of unobservable inputs. Pricing adjustments are determined by using various valuation methodologies and involve the use of estimates using the best information available, which may include cash flow projections or other available market data.
Impairment
Privately-held strategic investments are evaluated quarterly for impairment. Our qualitative analysis includes a review of indicators such as: operating results when available, business prospects of the investees, changes in the regulatory and macroeconomic environment, observable price changes in similar transactions, and general market conditions of the geographical area or industry in which our investees operate. If indicators of impairment exist, we prepare quantitative measurements of the fair value of our equity investments using an Option-Pricing Model that uses publicly available market data of comparable companies and other unobservable inputs including expected volatility, expected time to liquidity, adjustments for other company-specific developments, and the rights and obligations of the securities we hold. When the quantitative remeasurements of fair value indicate an impairment exists, we write down the investment to its current fair value.

We anticipate volatility to our net income (loss) in future periods due to changes in the fair values associated with these investments and changes in observable prices and similar transactions that could impact our fair value assessments. Based on future market conditions, these changes could be material to our financial statements. For more information regarding these market conditions and related sensitivity, see the section titled “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Equity investment risk. See Note 11. Prepaid expenses and other current and non-current assets of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes, which were material, in our strategic investments for the years ended December 31, 2023 and 2022.
Income taxes
We determined that income taxes involve critical accounting estimates because management makes significant estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets, and to the extent that our estimates and assumptions materially change, or if actual circumstances differ materially from those in the assumptions, our financial statements could be materially impacted.
We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. Assessing the need for a valuation allowance requires a great deal of judgement and we consider all available evidence, both positive and negative, to determine whether it is more likely than not that our deferred tax assets are recoverable. We evaluate all available evidence including, but not limited to, history of earnings and losses, forecasts of future taxable income, and the weight of evidence that can be objectively verified. See Note 20. Income taxes of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes in our valuation allowance for the years ended December 31, 2023, 2022, and 2021.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within provision for income taxes. See Note 20. Income taxes of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes in unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021.

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

Legal and other contingencies
We are subject to various legal proceedings and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain, and such uncertainty may be enhanced due to the industry in which we operate. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. In addition, we record recoveries of these losses when it is probable that they will be collected. These estimates are highly sensitive to change and involve variables that are not completely within our control nor practicable to model, including decisions made by regulators and settlement negotiations. Resolution of legal and other contingencies in a manner inconsistent with management’s expectations could have a material impact on our financial condition and results of operations. See the section titled “—Results of operations—Comparison of the years ended December 31, 2023, 2022, and 2021—Operating expenses—General and administrative expenses” above for discussion of material changes in legal and other contingencies during the years ended December 31, 2023, 2022, and 2021.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of new accounting pronouncements adopted and not yet adopted as of the date of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk to our financial statements associated with the effect of changes in market factors, including risks associated with interest rates, foreign currency, derivatives, equity investments, and crypto assets. These assets and equities are held for purposes other than trading.
Interest rate risk
Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents, customer custodial cash and from our arrangement with the issuer of USDC.
Our investment policy and strategy related to our cash and cash equivalents and customer custodial cash funds is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents consist of money market funds denominated in U.S. dollars and cash deposits, and therefore the fair value of our cash, cash equivalents, and customer custodial funds would not be significantly affected by either an increase or a decrease in interest rates. However, the amount of interest we earn on these balances may be significantly impacted. The Federal Reserve has increased the Federal Funds Rate over 500 basis points since December 31, 2021 to control current levels of inflation and as of December 31, 2023, the Federal Funds Rate was 5.33%. As a result of these significant recent increases in interest rates, a decrease in interest rates is possible. A hypothetical 500 basis points increase or decrease in average interest rates applied to our average month end balances for the years ended December 31, 2023 and 2022, which corresponds closely to the increase of the Federal Funds Rate since early 2022, would have resulted in a $307.3 million and $270.6 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and customer custodial funds.
We also earn stablecoin revenue from an arrangement with the issuer of USDC. Interest income is earned on USDC reserve balances. The issuer of USDC reported that, as of December 31, 2023, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders, and therefore the fair value of these balances would not be significantly affected by either an increase or a decrease in interest rates. However, the related amount of stablecoin revenue we earn may be significantly impacted. A hypothetical 500 basis points increase or decrease in average interest rates applied to daily USDC reserve balances held would have resulted in a $735.5 million increase or decrease in stablecoin revenue for the year ended December 31, 2023 and a $685.7 million increase or decrease in stablecoin revenue for the year ended December 31, 2022.
Foreign currency risk
Foreign currency transaction risk
Revenues, expenses, and financial results of our foreign subsidiaries are recorded in the functional currency of these subsidiaries. Our foreign currency exposure is primarily related to transactions denominated in Euros and British Pounds attributable to cash and cash equivalents, customer custodial funds and customer custodial cash liabilities and intercompany transactions where the transaction currency is different from a subsidiary’s functional currency. Changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our results of operations as expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in our results of operations as a result of gains or losses on the settlement and the remeasurement of monetary assets and liabilities denominated in foreign currencies that are not the functional currency of the respective entity.
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the years ended December 31, 2023, 2022, and 2021—Other (income) expense, net” in Part II, Item 7 of this Annual Report on Form 10-K for a discussion of foreign exchange losses during the years ended December 31, 2023, 2022, and 2021. If an adverse 10% foreign currency exchange rate change was applied to the largest foreign currency exposure (e.g. Euro) or to all foreign currency exposures in aggregate, of monetary assets, liabilities, and commitments denominated in currencies other than its functional currency as of December 31, 2023 and 2022, it would not have a material impact on our financial results.
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
Foreign currency translation risk
Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. See the consolidated statements of comprehensive income (loss) in Part II, Item 8 of this Annual Report on Form 10-K for translation adjustments for the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023 and 2022, a 10% increase or decrease in foreign currency exchange rates used in translating the financial statements of subsidiaries with functional currencies other than our reporting currency would not have a material impact on our financial results.
Market volatility and other risks associated with derivatives
We have exposure to derivatives and related hedges measured at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility.
As of December 31, 2023, we had embedded derivative assets and embedded derivative liabilities as a result of entering into transactions to borrow crypto assets, which are recorded on the consolidated balance sheets. We also had embedded derivative assets and embedded derivative liabilities for accounts and loans receivable and other payables denominated in crypto assets. These embedded derivative assets and liabilities are recorded on the consolidated balance sheets in accrued expenses and other current liabilities and accounts and loans receivable, net of allowance, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the years ended December 31, 2023, 2022, and 2021—Operating expenses—Other operating expense, net” in Part II, Item 7 of this Annual Report on Form 10-K for a discussion of material gains and losses on derivatives during the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023 and 2022, a 10% increase or decrease in the fair value of any of our derivative positions, individually or in the aggregate, would not have a material impact on our financial results. For more information on our derivatives and related hedges measured at fair value, see Notes 2.

Summary of Significant Accounting Policies, 6. Accounts and Loans Receivable, Net of Allowance, 11. Prepaid Expenses and Other Current and Non-Current Assets, 12. Accrued Expenses and Other Current Liabilities, and 15. Derivatives, of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Equity investment risk
We hold strategic investments in privately held companies in the form of equity securities without readily determinable fair values in which we do not have a controlling interest or significant influence. These investments are subject to a wide variety of market and price-related risks due to the lack of readily available market data, which requires us to make significant estimates and assumptions that could substantially impact the carrying value of the investments. We perform a qualitative assessment of our portfolio of strategic equity investments on a quarterly basis for indicators of impairment. Our analysis includes a review of indicators such as: operating results when available; business prospects of the investees; changes in the regulatory and macroeconomic environment; observable price changes in similar transactions; and general market conditions of the geographical area or industry in which our investees operate. If indicators of impairment exist and the estimated fair value of an investment is below the carrying amount, we will write down the investment to fair value.
As of December 31, 2023 and 2022, our strategic equity investments in privately held companies were $343.0 million and $326.7 million, respectively. We record all adjustments to the fair value of our investments through our consolidated statements of operations under other (income) expense, net. During the years ended December 31, 2023 and 2022, we recognized impairment expense of $29.4 million and $101.4 million related to our strategic investments in privately held companies, respectively. We anticipate volatility to our net income (loss) in future periods due to changes in the fair values associated with these investments and observable price changes in similar transactions that could impact our fair value assessments. Based on future market conditions, these changes could be material to our financial results. For more information, see Notes 2. Summary of Significant Accounting Policies and 11. Prepaid Expenses and Other Current and Non-Current Assets of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Market price risk of crypto assets
We generate a large portion of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction and may vary depending on payment type and the value of the transaction. We also generate a large portion of our total revenue from non-transaction-based services, such as staking and custody, and such revenue has grown over time. Accordingly, crypto asset price risk could adversely affect our operating results. In particular, our future profitability may depend upon the market price of Bitcoin and Ethereum, as well as other crypto assets. Crypto asset prices, along with our operating results, have fluctuated significantly. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of Bitcoin, Ethereum and other crypto assets has had and could in the future have an adverse effect on our earnings, the carrying value of our crypto assets, and our future cash flows. This may also affect our liquidity and our ability to meet our ongoing obligations.
We record impairment charges on our crypto assets held when crypto asset prices decrease below the carrying value of these crypto assets. As of December 31, 2023 and 2022, a 10% decrease in crypto asset prices would not have a material impact on our financial results. Effective January 1, 2024 we adopted Accounting Standard Update 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) which will change how we value crypto assets held, as we will be required to recognize such assets at fair value with changes recognized in net income each reporting period. For more information, see Notes 2. Summary of Significant Accounting Policies and 9. Goodwill, Intangible Assets, Net, and Crypto Assets Held of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Coinbase Global, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coinbase Global, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Customer Crypto Assets, Crypto Assets Held, and USDC- Crypto Assets in Cold Storage — Refer to Notes 2, 9, and 10 to the financial statements
Critical Audit Matter Description
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

Commitments and Contingencies - SEC complaint and legal actions by U.S. state securities regulators — Refer to Note 22 to the financial statements
Critical Audit Matter Description
The Securities and Exchange Commission (“SEC”) filed a complaint against the Company in 2023 alleging that the Company has acted as an unregistered securities exchange, broker, and clearing agency and has, through its staking program, offered and sold securities without registering its offers and sales. Additionally, the Company is the subject of various legal actions initiated by U.S. state securities regulators. The Company reviews its lawsuits, regulatory investigations, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the financial statements. Because the outcome of these matters remains uncertain, the Company has not recorded or disclosed a loss contingency as of December 31, 2023. An adverse resolution of the SEC’s complaint or legal actions initiated by U.S. state securities regulators could have a material impact on the Company’s business and financial statements.
We identified the evaluation of potential loss contingencies, and related disclosures, related to the SEC complaint and legal actions initiated by U.S. state securities regulators as a critical audit matter because auditing management's judgment in determining the probability and estimate of loss required significant auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the potential loss contingencies involving the SEC complaint and legal actions initiated by the U.S. state securities regulators included the following, among others:
•We tested the effectiveness of internal controls related to management's review of loss contingencies and approval of the accounting treatment and related disclosures.
•We inquired of the Company's internal and external legal counsel to understand the legal merits and the basis for the Company's conclusion specific to the likelihood of loss and the estimate of potential loss or range of loss, as applicable.
•We obtained and evaluated management's evaluation of the probability of loss and estimation of loss through inquiries, reading the court rulings and briefs prepared by management, and obtaining written responses from internal and external legal counsels.
•We evaluated events subsequent to December 31, 2023 that might impact our evaluation of the probability of loss, including any related accrual or disclosure.
•We obtained written representations from executives of the Company.
•We evaluated whether the Company's disclosures were consistent with our testing.

/s/ Deloitte & Touche LLP
San Francisco, California
February 15, 2024
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Coinbase Global, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coinbase Global, Inc. (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of the Company and our report dated February 15, 2024, expressed an unqualified opinion.
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
/s/ Deloitte & Touche LLP
San Francisco, California
February 15, 2024

Coinbase Global, Inc.
Consolidated Balance Sheets
(In thousands, except par value data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$5,139,351	$4,425,021
Restricted cash	22,992	25,873
Customer custodial funds	4,570,845	5,041,119
Safeguarding customer crypto assets	192,583,060	75,413,188
USDC	576,028	861,149
Accounts and loans receivable, net of allowance	361,715	404,376
Income tax receivable	63,726	60,441
Prepaid expenses and other current assets	148,814	217,048
Total current assets	203,466,531	86,448,215
Crypto assets held	449,925	424,393
Deferred tax assets	1,272,233	1,046,791
Lease right-of-use assets	12,737	69,357
Property and equipment, net	192,550	171,853
Goodwill	1,139,670	1,073,906
Intangible assets, net	86,422	135,429
Other non-current assets	362,885	354,929
Total assets	$206,982,953	$89,724,873
Liabilities and Stockholders’ Equity
Current liabilities:
Customer custodial cash liabilities	$4,570,845	$4,829,587
Safeguarding customer crypto liabilities	192,583,060	75,413,188
Accounts payable	39,294	56,043
Accrued expenses and other current liabilities	447,050	331,236
Crypto asset borrowings	62,980	151,505
Lease liabilities, current	10,902	33,734
Total current liabilities	197,714,131	80,815,293
Lease liabilities, non-current	3,821	42,044
Long-term debt	2,979,957	3,393,448
Other non-current liabilities	3,395	19,531
Total liabilities	200,701,304	84,270,316
Commitments and contingencies (Note 22)
Preferred stock, $0.00001 par value; 500,000 shares authorized and zero shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Stockholders’ equity:
Class A common stock, $0.00001 par value; 10,000,000 shares authorized at December 31, 2023 and 2022; 195,192 and 182,796 shares issued and outstanding at December 31, 2023 and 2022, respectively	2	2
Class B common stock, $0.00001 par value; 500,000 shares authorized at December 31, 2023 and 2022; 46,856 and 48,070 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	4,491,571	3,767,686
Accumulated other comprehensive loss	(30,270)	(38,606)
Retained earnings	1,820,346	1,725,475
Total stockholders’ equity	6,281,649	5,454,557
Total liabilities and stockholders’ equity	$206,982,953	$89,724,873
The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Net revenue	$2,926,540	$3,148,815	$7,354,753
Other revenue	181,843	45,393	484,691
Total revenue	3,108,383	3,194,208	7,839,444
Operating expenses:
Transaction expense	420,705	629,880	1,267,924
Technology and development	1,324,541	2,326,354	1,291,561
Sales and marketing	332,312	510,089	663,689
General and administrative	1,041,308	1,600,586	909,392
Crypto asset impairment, net	(34,675)	722,211	153,160
Restructuring	142,594	40,703	—
Other operating expense, net	43,260	74,593	477,148
Total operating expenses	3,270,045	5,904,416	4,762,874
Operating (loss) income	(161,662)	(2,710,208)	3,076,570
Interest expense	82,766	88,901	29,160
Other (income) expense, net	(167,583)	265,473	20,463
(Loss) income before income taxes	(76,845)	(3,064,582)	3,026,947
Benefit from income taxes	(171,716)	(439,633)	(597,173)
Net income (loss)	$94,871	$(2,624,949)	$3,624,120
Net income (loss) attributable to common stockholders:
Basic	$94,752	$(2,624,949)	$3,096,958
Diluted	$94,751	$(2,631,179)	$3,190,404
Net income (loss) per share attributable to common stockholders:
Basic	$0.40	$(11.81)	$17.47
Diluted	$0.37	$(11.83)	$14.50
Weighted-average shares of common stock used to compute net income (loss) per share attributable to common stockholders:
Basic	235,796	222,314	177,319
Diluted	254,391	222,338	219,965

The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$94,871	$(2,624,949)	$3,624,120
Other comprehensive income (loss):
Translation adjustment, gross	9,077	(41,502)	(9,651)
Income tax effect	741	(6,291)	—
Translation adjustment, net of tax	8,336	(35,211)	(9,651)
Comprehensive income (loss)	$103,207	$(2,660,160)	$3,614,469

The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Consolidated Statements of Changes in Preferred Stock and Stockholders' Equity
(In thousands)

	Convertible Preferred Stock				Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
			Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2021	112,878	$562,467	73,108	$—	$231,024	$6,256	$726,304	$963,584
Conversion of preferred stock	(112,878)	(562,467)	112,878	2	562,465	—	—	562,467
Issuance of equity instruments as consideration for business combinations	—	—	3,985	—	544,588	—	—	544,588
Issuance of common stock from exercise of warrants	—	—	412	—	433	—	—	433
Issuance of common stock upon settlement of Restricted Stock Units (“RSUs”) and restricted common stock, net of shares withheld	—	—	1,775	—	(262,794)	—	—	(262,794)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	24,909	—	212,476	—	—	212,476
Issuance of common stock under the 2021 Employee Stock Purchase Plan (the “ESPP”)	—	—	50	—	12,444	—	—	12,444
Stock-based compensation expense	—	—	—	—	824,153	—	—	824,153
Purchase of capped calls	—	—	—	—	(90,131)	—	—	(90,131)
Comprehensive loss	—	—	—	—	—	(9,651)	—	(9,651)
Net income	—	—	—	—	—	—	3,624,120	3,624,120
Balance at December 31, 2021	—	$—	217,117	$2	$2,034,658	$(3,395)	$4,350,424	$6,381,689
Issuance of equity instruments as consideration for business combinations	—	$—	1,663	$—	$314,356	$—	$—	$314,356
Issuance of common stock to settle contingent consideration	—	—	58	—	4,661	—	—	4,661
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	—	—	7,870	—	(351,867)	—	—	(351,867)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	3,883	—	56,737	—	—	56,737
Issuance of common stock under the ESPP	—	—	275	—	21,622	—	—	21,622
Stock-based compensation expense	—	—	—	—	1,683,840	—	—	1,683,840
Other	—	—	—	—	3,679	—	—	3,679
Comprehensive loss	—	—	—	—	—	(35,211)	—	(35,211)
Net loss	—	—	—	—	—	—	(2,624,949)	(2,624,949)
Balance at December 31, 2022	—	$—	230,866	$2	$3,767,686	$(38,606)	$1,725,475	$5,454,557
Issuance of equity instruments as consideration for business combination	—	$—	961	$—	$11,302	$—	$—	$11,302
Issuance of common stock to settle contingent consideration	—	—	28	—	2,291	—	—	2,291
Issuance of common stock upon settlement of RSUs and restricted common stock, net of shares withheld	—	—	6,833	—	(277,798)	—	—	(277,798)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	2,979	—	50,804	—	—	50,804
Issuance of common stock under the ESPP	—	—	381	—	18,959	—	—	18,959
Stock-based compensation expense	—	—	—	—	834,285	—	—	834,285
Stock-based compensation expense recognized in relation to restructuring	—	—	—	—	84,042	—	—	84,042
Comprehensive income	—	—	—	—	—	8,336	—	8,336
Net income	—	—	—	—	—	—	94,871	94,871
Balance at December 31, 2023	—	$—	242,048	$2	$4,491,571	$(30,270)	$1,820,346	$6,281,649
The accompanying notes are an integral part of these consolidated financial statements.

Coinbase Global, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$94,871	$(2,624,949)	$3,624,120
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	139,642	154,069	63,651
Other impairment expense	18,793	26,518	500
Investment impairment expense	29,375	101,445	—
Stock-based compensation expense	780,668	1,565,823	820,685
Restructuring stock-based compensation expense	84,042	—	—
Provision for transaction losses and doubtful accounts	11,059	(13,051)	22,390
Deferred income taxes	(216,334)	(468,035)	(558,329)
Unrealized loss (gain) on foreign exchange	17,190	28,516	(14,944)
Non-cash lease expense	40,429	31,123	34,542
(Gain) loss on investments	(50,121)	3,056	(20,138)
Fair value (gain) loss on derivatives	(41,033)	7,410	(32,056)
Gain on extinguishment of long-term debt, net	(117,383)	—	—
Crypto asset impairment expense	96,783	757,257	329,152
Crypto assets received as revenue	(460,878)	(470,591)	(1,015,920)
Crypto asset payments for expenses	298,255	383,221	815,783
Realized gain on crypto assets	(145,594)	(36,666)	(178,234)
Other operating activities, net	16,981	883	5,532
Net changes in operating assets and liabilities	326,206	(1,031,448)	141,438
Net cash provided by (used in) operating activities	922,951	(1,585,419)	4,038,172
Cash flows from investing activities
Capitalized internal-use software development costs	(63,202)	(61,038)	(22,073)
Business combinations, net of cash acquired	(30,730)	(186,150)	(70,911)
Purchase of investments	(11,822)	(63,048)	(326,513)
Purchase of assembled workforce	—	—	(60,800)
Loans originated	(586,691)	(207,349)	(336,189)
Proceeds from repayment of loans	513,698	327,539	124,520
Assets pledged as collateral	(27,899)	(41,630)	—
Assets pledged as collateral returned	68,338	—	—
Settlement of crypto futures contract	(43,339)	—	—
Purchase of crypto assets held	(277,367)	(1,400,032)	(3,009,086)
Disposal of crypto assets held	461,325	969,185	2,574,032
Other investing activities, net	3,081	(1,299)	2,280
Net cash provided by (used in) investing activities	5,392	(663,822)	(1,124,740)
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	47,944	51,497	217,064
Taxes paid related to net share settlement of equity awards	(277,798)	(351,867)	(262,794)
Proceeds received under the ESPP	16,297	20,848	19,889
Customer custodial cash liabilities	(274,822)	(5,562,558)	6,691,859
Issuance of convertible senior notes, net	—	—	1,403,753
Issuance of senior notes, net	—	—	1,976,011
Purchase of capped calls	—	—	(90,131)
Repayment of long-term debt	(303,533)	—	—
Assets received as collateral	66,014	—	—
Assets received as collateral returned	(64,952)	—	—
Proceeds from short-term borrowings	31,640	190,956	20,000
Repayments of short-term borrowings	(52,122)	(191,073)	—
Other financing activities	—	3,679	433
Net cash (used in) provided by financing activities	(811,332)	(5,838,518)	9,976,084
Net increase (decrease) in cash, cash equivalents, and restricted cash	117,011	(8,087,759)	12,889,516
Effect of exchange rates on cash, cash equivalents, and restricted cash	8,772	(163,257)	(64,883)
Cash, cash equivalents, and restricted cash, beginning of period	9,429,646	17,680,662	4,856,029
Cash, cash equivalents, and restricted cash, end of period	$9,555,429	$9,429,646	$17,680,662

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$76,142	$82,399	$3,793
Cash paid during the period for income taxes	39,122	35,888	68,614
Operating cash outflows for amounts included in the measurement of operating lease liabilities	14,730	14,528	20,061
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
The Company provides a trusted platform that serves as a compliant gateway to the onchain economy and enables customers to engage in a wide variety of activities, including discovering, trading, staking, storing, spending, earning, and using their crypto assets in both proprietary and third-party product experiences enabled by access to decentralized applications. The Company offers (i) consumers their primary financial account for the cryptoeconomy, (ii) institutions a full-service prime brokerage platform with access to deep pools of liquidity across the crypto marketplace, and (iii) developers a suite of products granting access to the Company’s ecosystem.
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), and include the accounts of the Company and its subsidiaries. The Company’s subsidiaries are entities in which the Company holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. Certain subsidiaries of the Company have a basis of presentation different from GAAP. For the purposes of these consolidated financial statements, the basis of presentation of such subsidiaries is converted to GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior period amounts have been reclassified in order to conform with the current period presentation. These reclassifications have no impact on the Company’s previously reported consolidated results.
Use of estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions in the consolidated financial statements and notes thereto.
Significant estimates and assumptions include the determination of the recognition, measurement, and valuation of current and deferred income taxes; the fair value of performance stock-based awards issued; the useful lives of long-lived assets; the impairment of long-lived assets; the valuation of privately-held strategic investments, including impairments; the fair value of safeguarding customer crypto assets and liabilities; the identification and valuation of assets acquired and liabilities assumed in business combinations; the fair value of derivatives and related hedges; loss contingency identification and valuation, including assessing the likelihood of adverse outcomes from positions, claims, and disputes, recoveries of losses recorded, and associated timing.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties. To the extent that there are material differences between these estimates and actual results, the consolidated financial statements will be affected. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities.
Foreign currency transactions
The Company’s functional currency is the U.S. dollar. The Company has exposure to foreign currency translation gains and losses arising from the Company’s net investment in foreign subsidiaries. The revenues, expenses, and financial results of these foreign subsidiaries are recorded in their respective functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax as applicable, included in accumulated other comprehensive income (loss) (“AOCI”) within the consolidated statements of changes in preferred stock and stockholders’ equity. Cumulative translation adjustments are released from AOCI and recorded in the consolidated statements of operations when the Company disposes or loses control of a consolidated subsidiary. Gains and losses resulting from remeasurement are recorded in other expense (income), net within the consolidated statements of operations.
Realized gains and losses on foreign exchange resulting from the settlement of the Company’s foreign currency assets and liabilities and unrealized impacts on foreign exchange resulting from remeasurement of transactions and monetary assets and liabilities denominated in non-functional currencies are recognized as a component of other (income) expense, net on the consolidated statements of operations.
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
Cash and cash equivalents
Cash and cash equivalents include cash and interest-bearing highly liquid investments held at financial institutions, cash on hand that is not restricted as to withdrawal or use with an initial maturity of three months or less, and cash held in accounts at venues. Venues include other crypto asset trading platforms that hold money transmitter licenses and payment processors. Cash and cash equivalents excludes customer legal tender, which is reported separately as customer custodial funds on the accompanying consolidated balance sheets. Refer to Customer custodial funds and customer custodial cash liabilities below for further details.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Restricted cash
The Company has restricted cash deposits at financial institutions related to operational restricted deposits.
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
Certain jurisdictions where the Company operates require the Company to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer custodial cash liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial funds, and certain other customer receivables. As of December 31, 2023 and 2022, the Company’s eligible liquid assets were greater than the aggregate amount of customer custodial cash liabilities.
Safeguarding customer crypto assets and liabilities
The Company safeguards crypto assets for customers in digital wallets and portions of cryptographic keys necessary to access crypto assets on the Company’s platform. The Company safeguards these assets and/or keys and is obligated to safeguard them from loss, theft, or other misuse. The Company records safeguarding customer crypto assets and liabilities, in accordance with Staff Accounting Bulletin 121 (“SAB 121”). The Company maintains a record of all crypto assets in digital wallets held on the Company’s platform as well as the full or a portion of private keys including backup keys, which are maintained on behalf of customers. For crypto assets where the customer can transact without the involvement of the Company or crypto assets where the Company does not maintain a private key or the ability to recover a customer’s private key or their crypto assets, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. The Company records the safeguarding customer crypto assets and liabilities, on the initial recognition and at each reporting date, at the fair value of the crypto assets which it safeguards for its customers.
The Company is committed to securely storing all customer crypto assets and cryptographic keys (or portions thereof) held on behalf of customers. The value of these safeguarded assets is recorded as safeguarding customer crypto liabilities and corresponding safeguarding customer crypto assets. As such, the Company may be liable to its customers for losses arising from theft or loss of private keys. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets on its platform, and (iii) it has established security around private key management to minimize the risk of theft or loss. The Company has adopted a number of measures to safeguard crypto assets it secures including, but not limited to, holding customer crypto assets on a 1:1 basis and strategically storing custodied assets offline using the Company’s cold storage process. The Company also does not reuse or rehypothecate customer crypto

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
assets nor grant security interests in customer crypto assets, in each case unless required by law or expressly agreed to by the institutional customer. Any loss or theft would impact the measurement of the customer crypto assets.
USDC
USDC is a stablecoin redeemable on a one-to-one basis for U.S. dollars. USDC is accounted for as a financial instrument on the consolidated balance sheets.
Accounts and loans receivable and allowance for doubtful accounts
Accounts and loans receivable are contractual rights to receive cash or crypto assets either on demand or on fixed or determinable dates, and are recognized as an asset on the consolidated balance sheets. Accounts receivable consists of stablecoin revenue receivable, customer fee revenue receivable, and other receivables. Loans receivable consists of fiat loans receivable and crypto asset loans receivable.
Stablecoin revenue receivable represents the pro rata portion of income earned and receivable on USDC reserves through the Company’s arrangement with the issuer of USDC. Revenue derived by the Company from this arrangement is dependent on various factors including the balance of USDC on the Company’s platform, the total market capitalization of USDC, and the prevailing interest rate environment.
Customer fee accounts receivable primarily comprise receivables from custodial fee revenue and other subscription and services revenue, which includes fees earned from providing services such as dedicated secure cold storage, staking, delegation, infrastructure, financing, and software licenses. Receivables are recorded at the transaction price, representing consideration to which the Company expects to be entitled to in exchange for satisfying performance obligations. For obligations satisfied over time, receivables are recognized as revenue is earned, typically monthly. For obligations satisfied at a point in time, receivables are recognized when the obligation is complete.
Fiat loans receivable represents cash loans made to institutions, and prior to November 20, 2023, to consumers. These loans are collateralized with USDC or certain crypto assets held by those users on the Company’s platform. The Company generally does not have the right to use such collateral unless the borrower defaults on the loans. See Collateral below for additional details regarding the Company’s obligation to return collateral. Fiat loans receivable are measured at amortized cost. The carrying value of the loans approximates their fair value due to their short-term duration of less than 12 months.
Crypto asset loans receivable represents crypto asset loans made to institutions. These loans are collateralized with fiat, USDC, or certain crypto assets held by those users on the Company’s platform. Crypto asset loans receivable are initially and subsequently measured at the fair value of the underlying crypto asset lent and adjusted for expected credit losses.
The Company also loans USDC. When USDC is loaned, it is not derecognized from the consolidated balance sheets as the Company maintains effective control over the transferred USDC. Therefore, there are no USDC loans receivable recorded, and the loaned USDC remains presented in USDC in the consolidated balance sheets.
The Company recognizes an allowance for doubtful accounts for receivables based on expected credit losses. In determining expected credit losses, the Company considers historical loss experience, the aging of its receivable balance, and the fair value of any collateral held. For fiat loans receivable and crypto asset loans receivable, the Company applies the collateral maintenance provision practical expedient. Due to the collateral requirements the Company applies to such loans, the Company’s process for collateral maintenance, and collateral held on the Company’s platform, the Company’s credit exposure is significantly limited and no allowance, write-offs or recoveries were recorded against fiat loans receivable or crypto asset loans receivable for the periods presented. The Company would recognize credit losses on these loans if there is a collateral shortfall and it is not reasonably expected that the

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
borrower will replenish such a shortfall. Due to the nature of the collateral the Company requires to be pledged, the Company is readily able to liquidate in the case of the borrower’s default.
Collateral
Company assets pledged as collateral
The Company enters into fiat, USDC, and crypto asset borrowing arrangements with certain institutional customers that require the Company to pledge collateral in the form of fiat, USDC, or crypto assets in which the lender may have the right to sell, repledge, or rehypothecate such collateral without the Company’s consent. The Company also enters into certain derivative contracts which require the Company to pledge collateral in the form of fiat. The Company is required to maintain a collateral to loan ratio per the borrowing arrangements.

If the lender has the right to use the collateral or if the collateral is fiat, the Company presents the collateral pledged as a right to receive the collateral within prepaid expenses and other current assets in the consolidated balance sheets. The lender is not obligated to return collateral equal to the fair value of the borrowings if the Company defaults on its borrowings. As of December 31, 2023, the Company has not defaulted on any of its borrowings.

Borrower assets pledged as collateral
For loans receivable, the Company requires borrowers to pledge collateral, for which it may then be required to record a corresponding obligation to return the collateral to the borrower. As of December 31, 2023, the collateral requirements ranged from 115% to 250% of the fair value of the loan, and the borrower is required to pledge additional assets to maintain their required collateral percentage. The Company may have the right to use collateral pledged by the borrower. If the Company has the right to use collateral denominated in USDC, crypto assets, or fiat, the Company records the collateral as an asset within USDC, crypto assets held, or cash and cash equivalents, respectively, with a corresponding obligation to return collateral within accrued expenses and other current liabilities, in the consolidated balance sheets. For collateral denominated in USDC or crypto assets that is pledged against fiat loans receivable, the Company will only record the collateral if it has also been subsequently sold. The Company is not obligated to return collateral equal to the fair value of the borrowings if the borrower defaults. Due to the nature of the collateral the Company requires to be pledged by borrowers, the Company is readily able to liquidate in the case of the borrower’s default.
Off-balance sheet collateral arrangements
The Company may pledge USDC collateral to lenders which are not recognized as assets pledged as collateral as they do not meet the derecognition criteria. This collateral continues to be shown within USDC on the consolidated balance sheets.
The Company may receive collateral denominated in USDC or crypto assets pledged by borrowers where the Company does not have a right to use the collateral and does not recognize it on the consolidated balance sheets since the collateral does not meet the recognition criteria.
Concentration of credit risk
The Company’s cash and cash equivalents, restricted cash, customer custodial funds, and accounts and loans receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, restricted cash, and customer custodial funds are primarily placed with financial institutions which are of high credit quality. The Company invests cash and cash equivalents and customer custodial funds primarily in highly liquid, highly rated instruments which are uninsured. The Company may also have corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts. The

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Company also holds cash and crypto at crypto asset trading venues and payment processors and performs a regular assessment of these venues as part of its risk management process.
The issuer of USDC reported that, as of December 31, 2023, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
As of December 31, 2023 and 2022, the Company had four and one counterparties, respectively, who accounted for more than 10% of the Company’s accounts and loans receivable, net. See Note 13. Collateral for details on collateralization of loans receivable.
During the years ended December 31, 2023 and 2022, no counterparty accounted for more than 10% of total revenue, respectively.
Crypto assets held
The crypto assets held by the Company, with no qualifying fair value hedge, are accounted for as intangible assets with indefinite useful lives, and are initially measured at cost. Crypto assets accounted for as intangible assets are subject to impairment losses if the fair value of crypto assets decreases below the carrying value at any time during the period. The fair value is measured using the quoted price of the crypto asset at the time its fair value is being measured in the Company’s principal market. Gross impairments, net of subsequent realized gains on the sale and disposal of previously impaired crypto assets held are reflected in crypto asset impairment, net in the consolidated statements of operations. The Company assigns costs to crypto assets on a first-in, first-out basis.
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
Capitalized software consists of costs incurred during the application development stage of internal-use software or implementation of a hosting arrangement that is a service contract. Capitalized costs consist of salaries and other compensation costs for employees, fees paid to third-party consultants who are directly involved in development efforts, and costs incurred for upgrades and enhancements to add functionality of the software. Other costs that do not meet the capitalization criteria are expensed as incurred.
The Company evaluates impairments of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the asset is not recoverable, measurement of an impairment loss is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.
Business combinations, goodwill, and acquired intangible assets
The results of businesses acquired in a business combination are included in the consolidated financial statements from the date of the acquisition. The Company accounts for its business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Acquisition-related costs incurred by the Company are recognized as an expense in general and administrative expenses within the consolidated statements of operations.
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement.
During the measurement period, which may be up to one year from the acquisition date, and to the extent that the value was not previously finalized, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information about facts and circumstances that existed at the date of acquisition, reevaluates these estimates and assumptions quarterly, and records any adjustments to the Company’s preliminary estimates to goodwill, provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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
The Company evaluates the recoverability of acquired intangible assets on an annual basis, or more frequently whenever circumstances indicate an intangible asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. In the event future undiscounted cash flows do not exceed the carrying amount of the assets, the asset would be considered impaired. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.
Investments
The Company holds strategic investments, which are included in other non-current assets on the consolidated balance sheets. The Company’s strategic investments primarily include equity investments in privately held companies without readily determinable fair values where the Company (1) holds less than 20% ownership in the entity, and (2) does not exercise significant influence. These investments are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or impairment.
Crypto asset borrowings
The Company borrows USDC and crypto assets from third parties on a secured and unsecured basis. When USDC is borrowed, it is not recorded on the consolidated balance sheets as the transfer criteria in ASC Topic 860, Transfers and Servicing, have not been met. Crypto assets borrowed by the Company are reported in crypto assets held on the consolidated balance sheets.
Crypto asset borrowings are accounted for as hybrid instruments, with a liability host contract that contains an embedded derivative based on the changes in the fair value of the underlying crypto asset. The host contract is not accounted for as a debt instrument because it is not a financial liability, is carried at the initial fair value of the assets acquired and reported in crypto asset borrowings on the consolidated balance sheets. The embedded derivative is accounted for at fair value, with changes in fair value recognized in other operating expense, net in the consolidated statements of operations. The embedded derivatives are included in crypto asset borrowings on the consolidated balance sheets.
The term of these borrowings either can be for a fixed term of less than one year or open-ended and repayable at the option of the Company or the lender. These borrowings bear a fee payable by the Company to the lender, which is based on a percentage of the amount borrowed and is denominated in the related crypto asset borrowed. The borrowing fee is recognized on an accrual basis and is included in other operating expense, net in the consolidated statements of operations.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Derivative contracts
Derivative contracts derive their value from underlying asset prices, other inputs, or a combination of these factors. Derivative contracts are recognized as either assets or liabilities on the consolidated balance sheets at fair value, with changes in fair value recognized in other operating expense, net. Cash flows from derivative contracts are recognized as investing activities and adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities in the consolidated statements of cash flows.
The Company enters into arrangements that result in obtaining the right to receive or obligation to deliver a fixed amount of crypto assets in the future. These are hybrid instruments, consisting of a receivable or debt host contract that is initially measured at the fair value of the underlying crypto assets and is subsequently carried at amortized cost, and an embedded forward feature based on the changes in the fair value of the underlying crypto asset. The embedded forward is bifurcated from the host contract, and is subsequently measured at fair value.
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
Long-term debt and interest expense
Long-term debt is carried at amortized cost. The Company accounted for the 2026 Convertible Notes wholly as debt because (1) the conversion features do not require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, and (2) the 2026 Convertible Notes were not issued at a substantial discount.
The Company recognizes gains and losses on extinguishment of long-term debt as the difference between the reacquisition price and the net carrying amount of the debt, and these gains and losses are recognized in current-period earnings in other expense (income), net in the consolidated statements of operations.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Transaction revenue
Consumer transaction revenue represents transaction fees earned from customers that are primarily individuals, while institutional transaction revenue represents transaction fees earned from institutional customers, such as hedge funds, family offices, principal trading firms, and financial institutions.
The Company’s service comprises a single performance obligation to provide a crypto asset matching service when customers buy, sell or convert crypto assets, or trade derivatives. That is, the Company is an agent in transactions between customers and presents revenue for the fees earned on a net basis.
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
Stablecoin revenue
Since 2018, the Company has earned income on fiat funds under an arrangement with the issuer of USDC which was included in interest income within subscriptions and services revenue. On August 18, 2023, the Company entered into an updated arrangement with the same counterparty. Pursuant to the arrangement, the Company earns a pro rata portion of income earned on USDC reserves based on the amount of USDC held on each respective party’s platform, and from the distribution and usage of USDC after certain expenses. Revenue derived by the Company from this arrangement is dependent on various factors including the balance of USDC on the Company’s platform, the total market capitalization of

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
USDC, and the prevailing interest rate environment. The arrangement is treated as an executory contract accounted for on an accrual basis. Prior period revenue recognized under the previous arrangement was reclassified to the stablecoin revenue line within subscription and services revenue, to conform to current period presentation.
Blockchain rewards
Blockchain rewards primarily comprises staking revenue, in which the Company participates in networks with proof-of-stake consensus algorithms through creating or validating blocks on the network using the staking validators that it controls. Blockchain protocols, or the participants that form the protocol networks, reward users for performing various activities on the blockchain. The most common form today is participating in proof-of-stake networks, however, there are other consensus algorithms. The Company considers itself the principal in transactions with the blockchain networks, and therefore presents such blockchain rewards earned on a gross basis. In exchange for participating in the consensus mechanism of these networks, the Company recognizes revenue in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that the Company controls. Revenue is measured based on the number of tokens received and the fair value of the token at contract inception.
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
Other subscription and services revenue
Other subscription and services revenue primarily comprises revenue from Coinbase One, Coinbase Cloud, which includes staking application, delegation, and infrastructure services, Prime Financing, and revenue from other subscription licenses. Generally, revenue from other subscription and services contains one performance obligation, may have variable and non-cash consideration, and is recognized at a point in time or over the period that services are provided.
Transaction expense
Transaction expense includes costs incurred to operate the Company’s platform, process crypto asset trades, and perform wallet services. These costs include blockchain rewards distributed to customers for their participation in blockchain activities such as staking, account verification fees, and fees paid to payment processors and other financial institutions for customer transaction activity, contract acquisition costs, crypto asset losses due to transaction reversals, and miner fees to process transactions on blockchain networks. Transaction expense also includes rewards paid to users for staking activities

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
conducted by the Company. Fixed-fee costs are expensed over the term of the contract and transaction-level costs are expensed as incurred. The Company has elected to apply the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would otherwise have been recognized is one year or less.
Stock-based compensation
The Company recognizes stock-based compensation expense using a fair-value based method for costs related to all equity awards granted under its equity incentive plans to employees, directors, and non-employees of the Company including restricted stock, RSUs, stock options, and purchase rights granted under the ESPP.
Valuation
The fair value of restricted stock and RSUs is estimated based on the fair value of the Company’s common stock on the date of grant.
The Company estimates the fair value of stock options with only service-based conditions and purchase rights under the ESPP on the date of grant using the Black-Scholes-Merton Option-Pricing Model. The model requires management to make a number of assumptions, including the fair value and expected volatility of the Company’s underlying common stock price, expected life of the option, risk-free interest rate, and expected dividend yield, which are calculated as follows:
•The fair value of the underlying stock is the fair value of the Company’s common stock on the date of grant. Prior to the Direct Listing, this fair value was determined using the probability weighted expected return method, with a discounted cash flow model or a market multiples method used for each expected outcome. Following the Direct Listing, this fair value is the closing price of the Company’s Class A common stock as reported on the Nasdaq Global Select Market on the grant date.
•The expected stock price volatility assumption for the Company’s stock is determined by using a weighted average of the historical stock price volatility of comparable companies from a representative peer group, as sufficient trading history for the Company’s common stock is not available.
•The Company uses historical exercise information and contractual terms of options to estimate the expected term.
•The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury zero coupon bonds with terms consistent with the expected term of the award at the time of grant.
•The expected dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.
The Company has two types of performance awards outstanding: performance stock options subject to a market condition and performance RSUs subject to both a market condition and a financial performance condition. The Company determines the fair value of performance awards subject to a market condition using a Monte Carlo Simulation Model (a binomial lattice-based valuation model). The Monte Carlo Simulation Model uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair values of the awards are not subject to change based on future market conditions. The fair value of performance RSUs, or tranches thereof, subject to a financial performance condition is estimated based on the fair value of the Company’s Class A common stock on the date of grant.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Expense attribution
Stock-based compensation expense for RSUs and stock options with only service-based conditions, and purchase rights under the ESPP, is recorded on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures of awards as they occur, with previously recognized compensation reversed in the period that the awards are forfeited.
The Company uses the accelerated attribution method to recognize expense over the requisite service period for performance awards, or tranches thereof, subject to a market condition. Once the associated performance condition, if any, becomes probable of being achieved, regardless of whether or not the market condition is ultimately satisfied, stock-based compensation expense is recognized according to the market-based fair value measured on the grant date and subject to continued service over the period.
For performance awards, or tranches thereof, subject to financial performance conditions, the Company evaluates the cumulative revenue and the cumulative adjusted EBITDA results at each reporting date to determine which performance condition and level of achievement becomes most probable of being achieved for the assessment period. Once a threshold of achievement is reached, stock-based compensation expense is recognized over the requisite service period based on the result that is probable of occurring at each reporting date until the final vesting date, subject to continued service over the period.
Early exercise option
Certain stock options granted provide employee option holders the right to exercise unvested options for restricted common stock, which is subject to a repurchase right held by the Company at the original purchase price in the event the optionee’s employment is terminated either voluntarily or involuntarily prior to vesting of the exercised stock. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are recorded as a liability. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. These amounts are reclassified to common stock and additional paid in capital as the underlying shares vest.
Technology and development
Technology and development expenses include personnel-related expenses incurred in operating, maintaining, and enhancing the Company’s platform and in developing new products and services. These costs also include website hosting and infrastructure expenses, and the amortization of internally developed and acquired developed technology. Certain costs of developing new products and services are capitalized to property and equipment, net.
Sales and marketing
Sales and marketing expenses primarily include personnel-related expenses, marketing programs costs, and costs related to customer acquisition. Sales and marketing costs are expensed as incurred.
General and administrative
General and administrative expenses include personnel-related expenses incurred to support the Company’s business, including executive, customer support, compliance, finance, human resources, legal, and other support operations. These costs also include software subscriptions for support services, facilities and equipment costs, depreciation, amortization of acquired customer relationship intangible assets, gains and losses on disposal of fixed assets, indirect taxes, accrued legal contingencies and settlements, and other general overhead. General and administrative costs are expensed as incurred.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Other operating expense, net
Other operating expense, net includes realized gains and losses resulting from the settlement of derivative instruments and fair value gains and losses related to derivatives and derivatives designated in qualifying fair value hedge accounting relationships.
Other operating expense, net also includes the cost of the Company’s crypto assets used to fulfill customer accommodation transactions. Periodically, as an accommodation to customers, the Company may fulfill customer transactions using its own crypto assets. The Company has custody and control of the crypto assets prior to the sale to the customer. Accordingly, the Company records the total value of the sale in other revenue and the cost of the crypto asset in other operating expense, net. Contributions towards political action committees are also included in other operating expense, net.
Other (income) expense, net
Other (income) expense, net includes net gains on the repurchase of certain of the Company’s long-term debt, realized foreign exchange gains and losses resulting from the settlement of the Company’s foreign currency assets and liabilities, and unrealized foreign exchange impacts resulting from remeasurement of transactions and monetary assets and liabilities denominated in non-functional currencies, and impairment recognized on certain strategic equity investments in privately held companies without readily determinable fair values and gains and losses on investments, net, which consists primarily of realized and unrealized gains and losses from fair value adjustments. Unrealized gains and losses from fair value adjustments on certain financial instruments are also included in other (income) expense, net.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Net income (loss) per share
The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s preferred stock and certain of its restricted common stock were deemed participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.
Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants, vesting of RSUs, vesting of restricted common stock, conversion of the Company’s preferred stock and convertible notes, and settlement of contingent consideration.
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
Recent accounting pronouncements
Accounting pronouncements pending adoption
On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that entities disclose specific categories in their rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The new standard is effective for the Company beginning December 15, 2024, with early adoption permitted effective for fiscal years beginning January 1, 2024. The Company is currently evaluating the impact of adopting the standard.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
On December 14, 2023, FASB issued Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which requires entities that hold crypto assets to subsequently measure such assets at fair value with changes recognized in net income each reporting period. The guidance also requires crypto assets measured at fair value to be presented separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets to be presented separately on the income statement from changes in the carrying amounts of other intangible assets. The new standard is effective for the Company beginning December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-08 on January 1, 2024 and will apply the modified retrospective transition approach. While the Company is in the process of finalizing implementation, based on a preliminary assessment, the Company anticipates it will recognize an incremental $720 million to $760 million increase in fair value on crypto assets held with the corresponding cumulative-effect adjustment amount recorded to the opening balance of retained earnings.
On November 27, 2023, FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in ASU 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.
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
The Company does not expect to incur any additional charges in connection with the 2023 Restructuring and the cash payments associated with the restructuring were completed during the third quarter of 2023. The following expenses were recognized within restructuring expenses in the consolidated statements of operations during the year ended December 31, 2023 (in thousands):

Year Ended December 31, 2023
Separation pay	$56,733
Stock-based compensation(1)	84,042
Other personnel costs	1,819
Total	$142,594
__________________
(1)Represents stock-based compensation expenditures for the year ended December 31, 2023 relating to the acceleration of the vesting of outstanding equity awards in accordance with the terms of such awards.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the balance of the 2023 Restructuring reserve and the changes in the reserve as of and for the year ended December 31, 2023 (in thousands):

	Expenses Incurred(1)	Payments	Adjustments(2)	Accrued Balance as of December 31, 2023
Separation pay	$57,745	$(56,733)	$(1,012)	$—
Other personnel costs	2,702	(1,819)	(883)	—
Total	$60,447	$(58,552)	$(1,895)	$—
_________________
(1)Excludes stock-based compensation as it was not reflected in the Company’s restructuring reserve on the consolidated balance sheets.
(2)Reductions of $1.0 million and $0.9 million during the year ended December 31, 2023 were due to the release of accruals for certain separation pay expenses and other personnel costs, respectively, recorded as of March 31, 2023, which were not utilized.

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
The following expenses were recognized within restructuring expenses in the consolidated statements of operations for the year ended December 31, 2022 (in thousands):

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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
4.    ACQUISITIONS
Information on acquisitions completed during the periods presented is set forth below. The impact of these acquisitions was not considered significant to the consolidated financial statements for the periods presented, and pro forma financial information has not been provided.
2023 acquisitions
One River Digital Asset Management, LLC
On March 3, 2023, the Company completed the acquisition of One River Digital Asset Management, LLC (“ORDAM”) by acquiring all issued and outstanding membership units of ORDAM. ORDAM is an institutional digital asset manager which is registered as an investment adviser with the SEC. The Company believes the acquisition aligns with the Company’s long-term strategy to unlock further opportunities for institutions to participate in the cryptoeconomy.
Prior to the acquisition, the Company held a minority ownership stake in ORDAM, which was accounted for as a cost method investment. In accordance with ASC Topic 805, Business Combinations, the acquisition was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the cost method investment was remeasured to fair value as of the acquisition date. As the fair value of the cost method investment was equal to its carrying value, no gain or loss on remeasurement was recorded on the acquisition date.
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
The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements as of the date of acquisition. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Goodwill	$65,764
Intangible assets, net	21,100
Other assets and liabilities, net	9,966
Net assets acquired	$96,830

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in years)
Licenses	$1,100	Indefinite
Customer relationships	17,100	6
In-process research and development (“IPR&D”)	2,900	N/A
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
In accordance with ASC Topic 805, Business Combinations, the acquisition was accounted for as a business combination under the acquisition method. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, synergies, and the use of purchased technology to develop future products and technologies. During the year ended December 31, 2022, a measurement period adjustment associated with deferred tax assets was recorded, resulting in an increase in other non-current assets of $4.1 million and a corresponding reduction in goodwill.
The total consideration transferred in the acquisition was $258.0 million, consisting of the following (in thousands):

Cash	$151,424
Cash payable	126
Class A common stock of the Company	103,977
RSUs for shares of the Company’s Class A common stock	2,457
Total purchase consideration	$257,984
Included in the purchase consideration are $21.7 million in cash and 85,324 shares of the Company’s Class A common stock that were subject to an indemnity holdback. The cash and shares subject to the indemnity holdback were released within 18 months from the closing date of the transaction.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Goodwill	$222,732
Intangible assets	28,500
Other assets and liabilities, net	6,752
Net assets acquired	$257,984
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
In accordance with ASC Topic 805, Business Combinations, the acquisition was accounted for as a business combination under the acquisition method. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, market presence, synergies, and the use of purchased technology to develop future products and technologies. During the year ended December 31, 2022, a measurement period adjustment associated with deferred tax assets was recorded, resulting in an increase in other non-current assets of $0.3 million and a corresponding reduction in goodwill.

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
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Goodwill	$231,685
Intangible assets	41,000
Other assets and liabilities, net	2,405
Net assets acquired	$275,090
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
Prior to the acquisition, the Company held a minority ownership stake in Bison Trails, which was accounted for as a cost method investment. In accordance with ASC Topic 805, Business Combinations, the acquisition was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the cost method investment was remeasured to fair value as of the acquisition date. The Company considered multiple factors in determining the fair value of the previously held cost method investment, including the price negotiated with the selling shareholders and current trading multiples for comparable companies. Based on this analysis, the Company recognized an $8.8 million gain on remeasurement, which was recorded in other expense (income), net in the consolidated statements of operations on the acquisition date.
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
Included in the purchase consideration are 496,434 shares of the Company’s Class A common stock that are subject to an indemnity holdback. The shares subject to the indemnity holdback were released 18 months after the closing date of the transaction.
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed using a cost-based approach (in thousands):

Goodwill	$404,167
Intangible assets	39,100
Other assets and liabilities, net	14,001
Net assets acquired	$457,268

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
The total consideration transferred in these acquisitions was $211.0 million, consisting of the following (in thousands):

Class A common stock of the Company - issued	$65,717
Class A common stock of the Company - to be issued	58,173
RSUs	3,019
Cash	62,425
Cash payable	5,918
Contingent consideration arrangement	15,752
Total purchase consideration	$211,004
The aggregate purchase consideration included 160,840 shares of the Company’s Class A common stock which was issued six months after the respective acquisition dates. The fair value of these shares on the respective acquisition dates was included in additional paid-in capital. Additionally, 51,619 shares of the Company’s Class A common stock included in the aggregate purchase consideration that are to be issued, are subject to an indemnity holdback. The shares subject to the indemnity holdback were released between 15 and 18 months after the closing date of each transaction.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
In September 2022 and October 2023, upon resolution of the contingencies and determination of the number of shares of the Company’s Class A common stock to be issued under the first and second tranche of the contingent consideration arrangement, respectively, the Company reclassified the value of the first and second tranches from other non-current liabilities into additional paid-in capital on the consolidated balance sheets.
The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the respective dates of acquisition. The following table summarizes the aggregate estimated fair values of assets acquired and liabilities assumed using a cost-based approach (in thousands):

Goodwill	$144,379
Intangible assets	62,100
Other assets and liabilities, net	4,525
Net assets acquired	$211,004
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
5.    REVENUE
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net revenue
Transaction revenue
Consumer, net	$1,429,490	$2,236,900	$6,490,992
Institutional, net	90,164	119,344	346,274
Total transaction revenue	1,519,654	2,356,244	6,837,266
Subscription and services revenue
Stablecoin revenue	694,247	245,710	9,882
Blockchain rewards	330,885	275,507	223,055
Interest income	173,914	81,246	15,953
Custodial fee revenue	69,501	79,847	136,293
Other subscription and services revenue	138,339	110,261	132,304
Total subscription and services revenue	1,406,886	792,571	517,487
Total net revenue	2,926,540	3,148,815	7,354,753
Other revenue
Corporate interest and other income	181,827	44,768	2,141
Crypto asset sales revenue	16	625	482,550
Total other revenue	181,843	45,393	484,691
Total revenue	$3,108,383	$3,194,208	$7,839,444
Revenue by geographic location
In the table below are the revenues disaggregated by geography, based on domicile of the customers, as applicable (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$2,725,620	$2,684,425	$6,339,270
Rest of the World(1)	382,763	509,783	1,500,174
Total revenue	$3,108,383	$3,194,208	$7,839,444
__________________
(1)No other individual country accounted for more than 10% of total revenue.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
6.    ACCOUNTS AND LOANS RECEIVABLE, NET OF ALLOWANCE
Accounts and loans receivable, net of allowance consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accounts receivable
Stablecoin revenue receivable	$57,885	$179,996
Customer fee revenue receivable(1)	23,603	23,014
Other accounts receivable(1)	109,361	28,837
Gross accounts receivable	190,849	231,847
Allowance for doubtful accounts receivable	(22,559)	(11,500)
Net accounts receivable	168,290	220,347
Loans receivable(2)
Fiat loans receivable(3)	171,196	98,203
Crypto asset loans receivable	22,229	85,826
Total loans receivable	193,425	184,029
Total accounts and loans receivable, net of allowance	$361,715	$404,376
__________________
(1)Includes accounts receivable denominated in crypto assets. See Note 15. Derivatives for additional details.
(2)As of December 31, 2023 and 2022, loans receivable did not include $205.6 million and $2.8 million of USDC loaned, respectively, as these loaned assets did not meet the criteria for derecognition.
(3)As of December 31, 2023, the entire balance comprised institutional fiat loans, while as of December 31, 2022, the entire balance comprised consumer fiat loans. Consumer fiat loans were discontinued in November 2023.

As of December 31, 2023 and 2022, there were no loans receivable past due.
7.    LEASES
The Company has operating leases for corporate offices. The leases have remaining lease terms of less than one year to three years. The leases generally contain options to extend or terminate the lease. However, these were not included in determining the lease terms as the Company is not reasonably certain to exercise those options.
The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$40,429	$36,724	$34,074
Short-term lease cost	4,304	707	374
Total lease cost	$44,733	$37,431	$34,448
Other information related to leases was as follows as of:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	1.5	1.2
Weighted-average discount rate	4.05%	3.01%
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Maturities of lease liabilities were as follows (in thousands):

2024	$11,235
2025	3,124
2026	792
Total lease payments	15,151
Less imputed interest	(428)
Total	$14,723
430 California office space
In February 2023, the Company entered into an early termination agreement for its remaining office space lease in San Francisco, California, which terminated on March 31, 2023. The Company paid a termination fee of $25.0 million and committed to spend $2.0 million at the lessor’s other properties by March 31, 2025. These expenses were recognized within the general and administration expenses in the consolidated statements of operations during the year ended December 31, 2023.
8.    PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Capitalized software	$293,467	$198,537
Leasehold improvements	17,131	45,262
Furniture and fixtures	125	7,217
Computers and equipment	2,554	5,852
Total property and equipment, gross	313,277	256,868
Accumulated depreciation and amortization	(120,727)	(85,015)
Total property and equipment, net	$192,550	$171,853
Depreciation and amortization expense was $70.0 million, $48.0 million, and $18.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total additions to capitalized software were $112.0 million, $178.6 million and $22.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recorded impairment charges of $18.3 million, $21.8 million, and $0, respectively, related to its property and equipment. Impairment expense is included in other operating expense, net in the consolidated statements of operations.
Long-lived assets, which consisted of property and equipment, net and operating lease ROU assets, by geography were as follows (in thousands):

	December 31,
	2023	2022
United States	$198,810	$229,737
Rest of the World(1)	6,477	11,473
Total long-lived assets	$205,287	$241,210
________________
(1)No other individual country accounted for more than 10% of total long-lived assets.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
9.    GOODWILL, INTANGIBLE ASSETS, NET, AND CRYPTO ASSETS HELD

Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of period	$1,073,906	$625,758
Additions due to business combinations	65,764	454,417
Measurement period adjustments(1)	—	(6,269)
Balance, end of period	$1,139,670	$1,073,906
__________________
(1)The measurement period adjustments during the year ended December 31, 2022 consisted of $4.1 million, $0.3 million and $1.9 million related to the Unbound acquisition, the FairX acquisition, and certain other acquisitions that were material when aggregated, respectively, and which were associated with the changes in deferred tax assets as a result of changes in estimates. There were no measurement period adjustments during the year ended December 31, 2023.
There was no impairment recognized against goodwill at the beginning or end of the periods presented.
Intangible assets, net
Intangible assets, net and their associated weighted average remaining useful lives (“Life”) consisted of the following (in thousands, except years data):

	December 31, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Life

Amortizing intangible assets
Acquired developed technology	$124,291	$(105,139)	$19,152	2.5	$126,692	$(81,172)	$45,520	2.3
Customer relationships	103,791	(66,279)	37,512	3.1	86,691	(45,717)	40,974	2.6
Assembled workforce	60,800	(60,800)	—	0	60,800	(44,857)	15,943	0.4
Other	5,802	(4,294)	1,508	1.0	10,676	(4,834)	5,842	1.7
Indefinite-lived intangible assets
Licenses	28,000	—	28,000	N/A	26,900	—	26,900	N/A
Other	250	—	250	N/A	250	—	250	N/A
Total	$322,934	$(236,512)	$86,422		$312,009	$(176,580)	$135,429

Amortization expense of intangible assets was $69.6 million, $106.1 million and $45.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company estimates that there is no significant residual value related to its amortizing intangible assets.
The Company recorded no material intangible asset impairment charges during the years ended December 31, 2023, 2022 and 2021. Impairment expense is included in technology and development expense in the consolidated statements of operations.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The expected future amortization expense for amortizing intangible assets as of December 31, 2023 is as follows (in thousands):

2024	25,649
2025	17,400
2026	8,782
2027	3,026
2028	2,855
Thereafter	460
Total expected future amortization expense	$58,172

Crypto assets held
Crypto assets held consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Recorded at impaired cost
Crypto assets held as investments	$330,610	$155,251
Crypto assets held for operating purposes	74,103	67,577
Total crypto assets held recorded at impaired cost	404,713	222,828
Recorded at fair value(1)
Crypto assets held as investments	—	133,416
Crypto assets borrowed	45,212	68,149
Total crypto assets held recorded at fair value	45,212	201,565
Total crypto assets held	$449,925	$424,393
__________________
(1)Recorded at fair value as these crypto assets are held as the hedged item in qualifying fair value hedges.

Crypto asset impairment, net comprised the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gross crypto asset impairment expense	$96,783	$757,257	$329,152
Recoveries	(131,458)	(35,046)	(175,992)
Crypto asset impairment, net	$(34,675)	$722,211	$153,160
The Company records gross impairment charges when the observed market price of crypto assets held decreases below the carrying value. The Company may later recover impairments through subsequent crypto asset sales and disposals. Collectively, these activities are shown as crypto asset impairment, net in the consolidated statements of operations.
See Note 15. Derivatives, for additional details regarding crypto assets held designated as hedged items in fair value hedges. See Note 16. Fair Value Measurements, for additional details regarding the carrying value of the Company’s crypto assets held that are recorded at fair value.
When the Company borrows crypto assets, it may be required to pledge collateral to maintain a required collateral percentage. See Note 13. Collateral, for additional details regarding assets pledged as collateral.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
10.    CUSTOMER ASSETS AND LIABILITIES
The following table presents customers’ cash and safeguarded crypto positions (in thousands):

	December 31,	December 31,
	2023	2022
Customer custodial funds	$4,570,845	$5,041,119
Safeguarding customer crypto assets	192,583,060	75,413,188
Total customer assets	$197,153,905	$80,454,307

Customer custodial cash liabilities	$4,570,845	$4,829,587
Safeguarding customer crypto liabilities	192,583,060	75,413,188
Total customer liabilities	$197,153,905	$80,242,775

During the years ended December 31, 2023 and 2022, no losses were incurred in connection with safeguarding customer crypto assets.
The following table sets forth the fair values of safeguarding customer crypto assets that were greater than 5% of the total safeguarding customer crypto assets recorded, as shown on the consolidated balance sheets (in thousands, except percentages):

	December 31, 2023		December 31, 2022
	Fair Value	Percentage of Total(1)	Fair Value	Percentage of Total(1)
Bitcoin	$89,864,637	47%	$32,468,926	43%
Ethereum(2)	40,200,059	21%	20,858,121	28%
Solana	12,906,278	6%	1,233,451	1%
Other crypto assets	49,612,086	26%	20,852,690	28%
Total safeguarding customer crypto assets	$192,583,060	100%	$75,413,188	100%
__________________
(1)As of December 31, 2023 and 2022, no assets other than Bitcoin, Ethereum, and Solana individually represented more than 5% of total safeguarding customer crypto assets.
(2)As of December 31, 2023 and 2022, Ethereum included $10.1 billion and $3.0 billion, respectively, of staked Ethereum.

See Note 16. Fair Value Measurements, for additional details regarding the safeguarding customer crypto assets and safeguarding customer crypto liabilities.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
11.    PREPAID EXPENSES AND OTHER CURRENT AND NON-CURRENT ASSETS
Prepaid expenses and other current assets and other non-current assets consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Prepaid expenses and other current assets
Prepaid expenses	$79,552	$98,204
Assets pledged as collateral(1)	53,071	100,007
Other	16,191	18,837
Total prepaid expenses and other current assets	$148,814	$217,048

Other non-current assets
Strategic investments(2)	$343,045	$326,683
Deposits	16,250	10,989
Other	3,590	17,257
Total other non-current assets	$362,885	$354,929
_______________
(1) Includes $51.9 million and $58.4 million as of December 31, 2023 and 2022, respectively, of the right to receive a fixed amount of USDC and BTC pledged as collateral. See Note 13. Collateral, for additional details on assets pledged as collateral.
(2) Includes $12.7 million and $11.4 million as of December 31, 2023 and 2022, respectively, of strategic investments in tokens and debt securities that are recorded at their impaired cost basis.

The Company acquired a 50% interest in Centre Consortium LLC (“Centre”) during August 2019. The Company had significant influence over the entity, but did not have power or control. The investment was included in Other under other non-current assets in the table above. On August 18, 2023, the Company entered into a share transfer agreement to exchange its 50% interest in Centre to its joint venture partner, Circle US Holdings, Inc., for 3.5% of the fully diluted equity of Circle Internet Financial Limited at an estimated fair value of $51.1 million, which is included in strategic investments in the tables within this Note and is accounted for under the measurement alternative. In connection with this transaction, the Centre joint venture was terminated, and the Company recorded a gain of $49.9 million, which is included in other (income) expense, net in the consolidated statement of operations during the year ended December 31, 2023.
Measurement alternative investments
The changes in the carrying value of strategic investments accounted for under the measurement alternative are presented below (in thousands):

	Year Ended December 31,
	2023	2022
Carrying amount, beginning of period	$315,285	$352,431
Net additions(1)	60,979	62,975
Upward adjustments	62	900
Previously held interest in ORDAM (see Note 4)	(20,000)	—
Impairments and downward adjustments	(25,980)	(101,021)
Carrying amount, end of period	$330,346	$315,285
__________________
(1)Net additions include additions from purchases and reductions due to exits of securities and reclassifications due to changes to capital structure.

Upward adjustments, impairments, and downward adjustments from remeasurement of investments are included in other (income) expense, net in the consolidated statements of operations. As of December

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
31, 2023, cumulative upward adjustments for investments held as of that date were $4.9 million and cumulative impairments and downward adjustments were $127.0 million. As of December 31, 2022, cumulative upward adjustments for investments held as of that date were $4.9 million and cumulative impairments and downward adjustments were $102.0 million.
12.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued payroll and payroll related	$224,237	$90,257
Other accrued expenses	89,254	75,532
Income taxes payable	17,366	5,534
Obligation to return collateral(1)	1,063	26,874
Short-term borrowings	—	20,519
Other payables(2)	115,130	112,520
Total accrued expenses and other current liabilities	$447,050	$331,236
__________________
(1)See Note 13. Collateral for additional details on obligation to return collateral.
(2)Includes other payables denominated in crypto assets. See Note 15. Derivatives for additional details.

Short-term borrowings include borrowings with open terms or amounts payable within the next 12 months or sooner at the option of the Company or the lender. The weighted average interest rate on these borrowings was 4.49% per annum as of December 31, 2022.
13.    COLLATERAL
Company assets pledged as collateral
The Company’s assets pledged as collateral and recognized within prepaid expenses and other current assets in the consolidated balance sheets, consisted of the following (in thousands, except units):

	December 31, 2023		December 31, 2022
	Units	Fair Value	Units	Fair Value
USDC(1)	51,879,705	$51,880	47,633,897	$47,634
Bitcoin(2)	—	—	650	10,743
Fiat	N/A	1,191	N/A	41,630
Total		$53,071		$100,007
_________________
(1) As of December 31, 2023 and 2022, the Company had pledged USDC that served exclusively as collateral for certain crypto asset borrowings with a fair value of at least 100% of the loan amount outstanding.
(2) As of December 31, 2022, the Company had pledged Bitcoin that served exclusively as collateral for fiat loans with a fair value of at least 110% of the loan amount outstanding. No Bitcoin was pledged as collateral as of December 31, 2023.

The Company had $29.6 million and $0 of USDC collateral pledged as of December 31, 2023 and 2022, respectively, not included in the table above nor recognized as assets pledged as collateral in the consolidated balance sheets as they did not meet the derecognition criteria.
See the consolidated balance sheets, Note 2. Summary of Significant Accounting Policies, and Note 15. Derivatives for information on the borrowings associated with this collateral. The aggregate carrying value of these borrowings and related derivatives was $63.0 million and $151.5 million, as of December 31, 2023 and 2022, respectively.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Borrower assets pledged as collateral
The Company’s obligation to return borrower collateral, which is included within accrued expenses and other current liabilities in the consolidated balance sheets, by type of asset pledged as collateral, consisted of the following (in thousands, except units):

	December 31, 2023		December 31, 2022
	Units	Fair Value	Units	Fair Value
USDC	—	$—	26,873,830	$26,874
Fiat	N/A	1,063	N/A	—
Total		$1,063		$26,874
The Company did not rehypothecate the collateral above at either date, though it had the right to do so.
The Company had $712.6 million and $136.0 million of collateral assets pledged by borrowers as of December 31, 2023 and 2022, respectively, denominated in USDC, fiat, or crypto assets where the Company did not have a right to use the collateral or the collateral did not meet the recognition criteria. These amounts are not included in the table above nor in the consolidated balance sheets as the collateral did not meet the recognition criteria.
See Note 6. Accounts and loans receivable, net of allowance for information on the loans associated with this collateral.
14.     INDEBTEDNESS
The components of indebtedness were as follows as of December 31, 2023 (in thousands, except percentages):

Indebtedness	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,273,013	$(15,378)	$1,257,635
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(8,218)	991,782
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	737,457	(6,917)	730,540
Total		$3,010,470	$(30,513)	$2,979,957
The components of indebtedness were as follows as of December 31, 2022 (in thousands, except percentages):

Indebtedness	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,437,500	$(23,339)	$1,414,161
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(10,022)	989,978
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	1,000,000	(10,691)	989,309
Total		$3,437,500	$(44,052)	$3,393,448

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
The 2026 Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 0.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2026 Convertible Notes mature on June 1, 2026, unless earlier converted, redeemed or repurchased. The proceeds received of $1.4 billion were net of a 1% original issue discount. In June 2023, the Company paid $45.5 million to repurchase $64.5 million of aggregate principal amount of the 2026 Convertible Notes with a carrying value of $63.6 million, net of unamortized issuance costs and original issue discount of $0.9 million and legal fees of $0.3 million. In November 2023, the Company paid $80.9 million to repurchase $100.0 million of aggregate principal amount of the 2026 Convertible Notes with a carrying value of $98.8 million, net of unamortized issuance costs and original issue discount of $1.2 million. The Company recorded a corresponding net gain on extinguishment of long-term debt during the year ended December 31, 2023 of $35.8 million in other (income) expense, net within the consolidated statements of operations.
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
Capped calls
On May 18, 2021, in connection with the pricing of the 2026 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions (the “option counterparties”) at a cost of $90.1 million. The Capped Calls cover, subject to customary adjustments, the number of shares of the Company’s Class A common stock initially underlying the 2026 Convertible Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the 2026 Convertible Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Convertible Notes its Class A common stock price exceeds the conversion price of the 2026 Convertible Notes. The Capped Calls have an initial strike price of approximately $370.45 per share of Class A common stock and an initial cap price of approximately $478.00 per share of Class A common stock.
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
In August and September 2023, the Company paid $177.2 million to repurchase $262.5 million of aggregate principal amount of the 2031 Senior Notes with a carrying value of $259.9 million, net of unamortized issuance costs of $2.6 million and legal fees of $1.1 million. The Company recorded a corresponding net gain on extinguishment of long-term debt during the year of $81.6 million in other (income) expense, net within the consolidated statements of operations.
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
The indenture governing the Senior Notes contains customary covenants that restrict the ability of the Company and certain of its subsidiaries to incur debt and liens. The Company is not aware of any instances of non-compliance with the covenants as of December 31, 2023.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Interest
The following table summarizes the interest expense for the 2026 Convertible Notes and the Senior Notes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Coupon interest	$73,861	$77,235	$24,129
Amortization of debt discount and issuance costs	8,830	8,653	5,031
Total	$82,691	$85,888	$29,160
15.    DERIVATIVES
The following outlines the Company’s derivatives:

Type of Derivative	Description of Derivative	Location of Host Contract and Derivative on Balance Sheets
Crypto asset futures	The Company entered into short positions on futures contracts to minimize the exposure on the change in the fair value price of crypto assets held.	Accounts and loans receivable, net of allowance
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Impact of derivatives on the consolidated balance sheets
The following table summarizes the notional amounts of derivative instruments outstanding, measured in U.S. dollar equivalents (in thousands):

	December 31,	December 31,
	2023	2022
Designated as hedging instrument(1)
Crypto asset futures(2)	$—	$136,230
Crypto asset borrowings	31,666	80,999
Not designated as hedging instrument
Crypto asset futures(2)	—	12,462
Accounts and loans receivable denominated in crypto assets	16,335	101,598
Crypto assets pledged as collateral	—	13,103
Other payables denominated in crypto assets	20,092	4,267
Crypto asset borrowings	12,503	70,462
__________________
(1)    For risk management purposes, the Company applies hedge accounting using these derivative instruments in qualifying fair value hedges to primarily hedge the fair value exposure of crypto asset prices.
(2)    Derivative notional amounts are reference amounts from which contractual payments or settlement are derived and do not represent a complete measure of the risk profile of the Company’s exposure to derivative instruments.

The following tables summarize information on derivative assets and liabilities that are reflected on the consolidated balance sheets, by accounting designation (in thousands):

	Gross Derivative Assets			Gross Derivative Liabilities
	Not Designated as Hedges	Designated as Hedges	Total Derivative Assets	Not Designated as Hedges	Designated as Hedges	Total Derivative Liabilities
December 31, 2023
Accounts and loans receivable denominated in crypto assets	$28,065	$—	$28,065	$—	$—	$—
Other payables denominated in crypto assets	2,511	—	2,511	3,101	—	3,101
Crypto asset borrowings(1)	26	(25)	1	5,290	13,522	18,812
Total fair value of derivative assets and liabilities	$30,602	$(25)	$30,577	$8,391	$13,522	$21,913

December 31, 2022
Accounts and loans receivable denominated in crypto assets	$302	$—	$302	$9,146	$—	$9,146
Crypto assets pledged as collateral	—	—	—	2,360	—	2,360
Other payables denominated in crypto assets	1,270	—	1,270	5,767	—	5,767
Crypto asset borrowings(1)	2,266	—	2,266	657	1,653	2,310
Total fair value of derivative assets and liabilities	$3,838	$—	$3,838	$17,930	$1,653	$19,583
__________________
(1)    During the year ended December 31, 2023, the fees on these borrowings ranged from 1.5% to 10.3%. During the year ended December 31, 2022, the fees on these borrowings ranged from 0.0% to 9.0%. During the years ended December 31, 2023 and 2022, the Company incurred $4.8 million and $6.7 million of borrowing fees in crypto assets, respectively. Borrowing fees are included in other operating expense, net in the consolidated statements of operations.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Impact of derivatives on the consolidated statements of operations
Gains (losses) on derivative instruments recognized in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Derivatives	Hedged Items	Income Statement Impact	Derivatives	Hedged Items	Income Statement Impact
Designated as fair value hedging instruments
Crypto asset futures(1)	$(40,191)	$46,453	$6,262	$13,571	$(12,994)	$577
Crypto asset borrowings(1)	(75,249)	117,393	42,144	359,240	(359,528)	(288)
Not designated as hedging instruments
Crypto asset futures(1)	(1,424)	—	(1,424)	1,735	—	1,735
Accounts and loans receivable denominated in crypto assets(2)	28,602	—	28,602	(24,969)	—	(24,969)
Crypto assets pledged as collateral(1)	—	—	—	(2,360)	—	(2,360)
Foreign currency forward contracts(2)	—	—	—	(59,063)	—	(59,063)
Other payables denominated in crypto assets(1)	5,014	—	5,014	5,271	—	5,271
Crypto asset borrowings(1)	(47,160)	—	(47,160)	11,242	—	11,242
Other(1)	4,839	—	4,839	—	—	—
Total	$(125,569)	$163,846	$38,277	$304,667	$(372,522)	$(67,855)
__________________
(1)Changes in fair value are recognized in other operating expense, net in the consolidated statements of operations.
(2)Changes in fair value are recognized in other (income) expense, net. Foreign currency forward contracts partially offset gains and losses due to the remeasurement of certain foreign currency denominated assets and liabilities which are also recognized in other (income) expense, net in the consolidated statements of operations.

The following amounts were recorded on the consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the consolidated statements of operations in future periods as an adjustment to other operating expense, net (in thousands):

		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Items
	Carrying Amount of the Hedged Items	Active Hedging Relationships	Discontinued Hedging Relationships	Total
December 31, 2023
Crypto assets held	$45,212	$(3,946)	$—	$(3,946)

December 31, 2022
Crypto assets held	$201,565	$(562)	$670	$108

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
16.    FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$3,682,917	$—	$—	$2,250,065	$—	$—
Customer custodial funds(2)	3,301,029	—	—	2,088,132	—	—
Crypto assets held(3)	45,212	—	—	201,565	—	—
Derivative assets(4)	—	30,577	—	—	3,838	—
Crypto asset loans receivable	—	22,229	—	—	85,826	—
Safeguarding customer crypto assets	—	192,583,060	—	—	75,413,188	—
Total assets	$7,029,158	$192,635,866	$—	$4,539,762	$75,502,852	$—

Liabilities
Derivative liabilities(4)	$—	$21,913	$—	$—	$19,583	$—
Safeguarding customer crypto liabilities	—	192,583,060	—	—	75,413,188	—
Contingent consideration arrangement	—	—	—	—	—	1,855
Total liabilities	$—	$192,604,973	$—	$—	$75,432,771	$1,855
__________________
(1)Represents money market funds. Excludes $1.4 billion of corporate cash held in deposit at banks and $88.8 million held at venues, which were not measured and recorded at fair value as of December 31, 2023. Excludes $2.0 billion of corporate cash held in deposit at banks and $143.2 million held at venues, which were not measured and recorded at fair value as of December 31, 2022.
(2)Represents money market funds. Excludes customer custodial funds of $1.3 billion and $3.0 billion held in deposit at financial institutions and not measured and recorded at fair value as of December 31, 2023 and 2022, respectively.
(3)Includes crypto assets held that have been designated as hedged items in fair value hedges and excludes crypto assets of $404.7 million and $222.8 million held at cost as of December 31, 2023 and 2022, respectively.
(4)See Note 15. Derivatives for additional details.
The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2023 and 2022.
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

	Year Ended December 31,
	2023	2022
Balance, beginning of period	$1,855	$14,828
Change in fair value	436	(8,312)
Settlement	(2,291)	(4,661)
Balance, end of period	$—	$1,855

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
In connection with the contingent consideration arrangement, the Company issued 57,640 and 28,422 shares of its Class A common stock in 2022 and 2023, respectively, pursuant to the terms of the arrangement. As of December 31, 2023, all contingencies related to this arrangement were resolved. Contingent consideration arrangements are included in other non-current liabilities and changes in fair value are recognized through other (income) expense, net in the consolidated statements of operations.
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
Assets and liabilities not measured and recorded at fair value
The Company’s financial instruments, including certain cash and cash equivalents, restricted cash, certain customer custodial funds, USDC, accounts receivable, fiat loans receivable, customer custodial cash liabilities, and short-term borrowings are not measured at fair value. The carrying values of these instruments approximate their fair values due to their liquid or short term nature. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs, except for short-term borrowings and loans receivable which would be based on Level 2 and Level 3 inputs, respectively.
The Company estimates the fair value of its 2026 Convertible Notes and Senior Notes based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of December 31, 2023, the estimated fair value of the 2026 Convertible Notes and Senior Notes were $1.2 billion and $1.4 billion, respectively.
17.    CAPITAL STOCK
Preferred stock
In connection with the Direct Listing, the Company’s amended and restated certificate of incorporation (the “Restated Certificate of Incorporation”) became effective, which authorized the issuance of 500,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors (the “Board”).
Common stock
Pursuant to the Restated Certificate of Incorporation, the Board is authorized to issue 10,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, and 500,000,000 shares of undesignated common stock.
Dividend rights
Shares of Class A common stock and Class B common stock will be treated equally, identically and ratably, on a per share basis, with respect to dividends that may be declared by the Board.
Voting rights
Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 20 votes per share. Holders of Class A common stock and Class B common stock

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
generally vote together as a single class on all matters (including the election of directors) submitted to a vote of the stockholders of the Company.
Right to receive liquidation distributions
Upon a liquidation, dissolution or winding-up of the Company, the assets legally available for distribution to stockholders would be distributed ratably among the holders of Class A common stock and Class B common stock and any participating preferred stock or new series of common stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock or new series of common stock.
Conversion
Shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a one-to-one basis. In addition, each share of Class B common stock will automatically convert into a share of Class A common stock upon a sale or transfer (other than with respect to certain estate planning and other transfers). Further, upon certain events specified in the Restated Certificate of Incorporation, all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock. Once converted into Class A common stock, the Class B common stock will not be reissued.
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
As of December 31, 2023, there were 28,948,240 shares of Class A common stock subject to issued and outstanding options, RSUs and PRSUs, and 3,568,760 shares of Class B common stock subject to issued and outstanding options under the Plans. Under the 2021 Plan, there were 49,433,488 shares of Class A common stock available for future issuance.
Stock options
Options granted under the Plans may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and non-employees.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
The 2013 Plan and 2019 Plan allow for a 7 year exercise window post-termination for employees of the Company who have provided at least two years of continuous service to the Company as of their termination date.
A summary of options activity for the year ended December 31, 2023 is as follows (in thousands, except per share and years data):

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2023	31,795	$23.31	7.0	$504,222
Granted	843	73.07
Exercised	(3,039)	15.84
Forfeited and cancelled	(902)	40.90
Balance at December 31, 2023	28,697	$25.01	6.1	4,295,055

Exercisable at December 31, 2023	22,560	$25.43	6.0	3,371,636
Vested and expected to vest at December 31, 2023	22,593	$25.42	6.0	3,376,658
During the year ended December 31, 2023, the Company granted stock options for the purchase of 842,617 shares of Class A common stock with a weighted-average grant date fair value of $40.85 per share to certain employees of the Company. The stock options vest over three years at a rate of 1/12 per quarter.
As of December 31, 2023, there was total unrecognized compensation cost of $70.1 million related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years.
The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $226.5 million, $336.3 million and $5.9 billion, respectively.
During the years ended December 31, 2023, 2022 and 2021, 4,567,625, 7,592,673, and 14,966,504 stock options vested with a weighted-average grant date fair value of $15.93, $12.46, and $8.74 per share, respectively.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
The assumptions used under the Black-Scholes-Merton Option-Pricing Model to calculate the fair value of the options granted to employees were as follows:

	Year Ended December 31,
	2023	2022	2021
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	90.5%	59.3%	44.0%
Expected term (in years)	5.8	5.8	4.8
Risk-free interest rate	3.9%	2.1%	0.5%
Early exercise of stock options
As of December 31, 2023 and 2022, there were 29,430 and 166,481 shares, respectively, subject to repurchase related to stock options early exercised and not yet vested, but that are expected to vest. Class A common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company excludes unvested shares subject to repurchase in the number of shares outstanding in the consolidated balance sheets and consolidated statements of changes in preferred stock and stockholders’ equity. As of December 31, 2023 and 2022, the Company recorded a liability related to these shares subject to repurchase in the amount of $0.6 million and $3.3 million, respectively, which is included within accrued expenses and other current liabilities on the accompanying consolidated balance sheets.
Chief Executive Officer performance stock options
On August 11, 2020, the Company granted its Chief Executive Officer an option award to purchase up to 9,293,911 shares of Class A common stock, at an exercise price of $23.46 per share. Vesting of the award is dependent on both performance-based and market-based conditions being met. The total grant date fair value of this award was $56.7 million.
The performance condition was contingent on the Company’s registration statement being declared effective by the SEC under the Securities Act. The occurrence of this event was considered to not be probable until such time that it occurred. During April 2021, as a result of the Company’s registration statement being declared effective by the SEC, the performance condition of the option award granted to the Chief Executive Officer was met. No awards vested at that time as none of the accompanying market-based conditions had been met.
The market conditions are contingent on the Company’s Class A common stock price achieving certain stock price target milestones. On July 8, 2021, the first price target of the award was met, resulting in the vesting of 3,159,930 shares of Class A common stock subject to the option award. During the years ended December 31, 2023, 2022 and 2021, compensation expense of $3.9 million, $3.9 million and $29.5 million was recognized related to this award, respectively.
Restricted stock units
The Company grants RSUs that vest upon the satisfaction of a service-based condition. In general, the RSUs vest over a service period ranging from one to four years. Once vested, the RSUs are settled by delivery of Class A common stock.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
A summary of RSU activity for the year ended December 31, 2023 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2023	5,329	$127.85
Granted	9,408	58.04
Vested	(10,278)	71.40
Forfeited and cancelled	(1,443)	116.14
Balance at December 31, 2023	3,016	$108.07
During the years ended December 31, 2022 and 2021, the weighted-average grant date fair value per share granted was $112.35 and $233.24, respectively. During the years ended December 31, 2023, 2022, and 2021, the aggregate fair value as of the vest date of RSUs that vested was $753.9 million, $947.9 million, and $644.2 million, respectively.
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
As of December 31, 2023, there was total unrecognized compensation cost of $284.2 million related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.3 years.
President & Chief Operating Officer performance award
On April 20, 2023, the Company’s Compensation Committee granted the President & Chief Operating Officer an award of PRSUs covering a target of 401,983 shares of Class A common stock and up to a maximum of 803,966 shares of Class A common stock (the “2023 COO Performance Award”).
Up to 40% of the 2023 COO Performance Award is subject to vesting based upon achievement of certain cumulative revenue and cumulative adjusted EBITDA target values which are separately evaluated for the period commencing January 1, 2023 and ending on December 31, 2025, subject to her continued employment until February 20, 2026 (the “Financial Performance Tranches”). Up to 60% of the 2023 COO Performance Award is subject to vesting in increments based upon a relative shareholder return target value for the three annual periods between January 1, 2023 and December 31, 2025, and the three year period between January 1, 2023 and December 31, 2025, subject to her continued employment through the applicable year end dates (the “Market Tranches”). The total grant date fair value of the Market Tranches of this award was $25.1 million, while the grant date fair value of the Financial Performance Tranches was $19.5 million assuming maximum achievement.
During the year ended December 31, 2023, stock-based compensation expense of $9.8 million was recognized related to this award.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
A summary of PRSU activity for the year ended December 31, 2023 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2023	—	$—
Granted	804	55.42
Balance at December 31, 2023	804	$55.42
As of December 31, 2023, there was total unrecognized compensation cost of $15.3 million related to the unvested Market Tranches of these PRSUs, which are currently expensing. These costs are expected to be recognized over a weighted-average period of approximately 1.9 years. The Company is not yet recognizing expense with respect to the Financial Performance Tranches; the full grant date fair value of these tranches is unrecognized.
Restricted common stock
In connection with the Company’s acquisitions, the Company has issued shares of restricted Class A common stock. Vesting of this restricted Class A common stock is dependent on a service-based vesting condition that is generally satisfied over three years. The Company has the right to repurchase shares at par value when the vesting condition is not satisfied. Activity of restricted Class A common stock is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2023	1,275	$139.72
Granted	263	64.51
Vested	(966)	132.53
Forfeited and cancelled	(29)	171.85
Balance at December 31, 2023	543	$114.22
During the years ended December 31, 2022 and 2021, the weighted-average grant date fair value per share granted was $137.05 and $180.33, respectively. During the years ended December 31, 2023, 2022, and 2021, the aggregate fair value as of the vest date of restricted common stock that vested was $56.0 million, $148.6 million, and $65.0 million, respectively.
As of December 31, 2023, there was total unrecognized compensation cost of $33.2 million related to unvested restricted Class A common stock. These costs are expected to be recognized over a weighted-average period of approximately 1.4 years.
Employee Stock Purchase Plan
In February 2021, the Board approved and adopted the ESPP. The ESPP became effective on April 1, 2021, the effective date of the Company’s registration statement for the Direct Listing. The ESPP allows eligible employees the option to purchase shares of the Company’s Class A common stock at a 15% discount, over a series of offering periods through accumulated payroll deductions over the period. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is lower than the stock price on the offering date.
The number of shares available for grant and issuance under the ESPP will be automatically increased on January 1st of each of the first ten fiscal years during the term of the ESPP by the lesser of (a) one percent of the total number of shares of all classes of the Company’s common stock outstanding

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
on an as converted to common stock basis on each December 31st immediately prior to the date of increase or (b) such number of shares determined by the Board or the compensation committee of the Board.
The grant date of the initial offering period was May 3, 2021, and that offering period ended on April 30, 2023. Subsequent offering periods commence each May and November after the start of the initial offering period. For the years ended December 31, 2023, 2022 and 2021, total compensation expense of $17.3 million, $28.4 million and $9.4 million, respectively, was recognized related to the ESPP. As of December 31, 2023 and 2022, the Company recorded a liability of $4.1 million and $6.7 million, respectively related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses and other current liabilities on the accompanying consolidated balance sheets. As of December 31, 2023, there were 9.0 million shares of Class A common stock available for issuance under the ESPP.
Stock-based compensation expense
Stock-based compensation is included in the following components of expenses on the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Technology and development	$476,478	$1,093,983	$571,861
Sales and marketing	59,000	76,153	32,944
General and administrative	245,190	395,687	215,880
Restructuring	84,042	—	—
Total	$864,710	$1,565,823	$820,685
During the years ended December 31, 2023, 2022 and 2021, $53.6 million, $118.0 million and $3.5 million of stock-based compensation expense was included in capitalized software, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company recognized an income tax benefit of $205.6 million, $246.6 million, and $1.4 billion, respectively, related to stock-based compensation expense. The income tax benefit related to stock-based compensation expense in 2021 reflects excess tax benefits primarily related to deductible stock option exercises in connection with the Direct Listing.
19. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Foreign exchange losses, net	$10,609	$161,749	$40,989
(Gains) losses on strategic investments	(24,368)	101,219	(19,602)
Gain on extinguishment of long-term debt	(117,383)	—	—
Other	(36,441)	2,505	(924)
Total other (income) expense, net	$(167,583)	$265,473	$20,463

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
20.    INCOME TAXES
The components of income (loss) before income taxes were attributable to the following regions (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(113,067)	$(3,071,951)	$2,977,406
Foreign	36,222	7,369	49,541
Total income (loss) before provision for income taxes	$(76,845)	$(3,064,582)	$3,026,947
Benefit from income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$8,761	$1,654	$(51,942)
State	24,236	3,985	4,456
Foreign	11,621	22,763	8,642
Total current	44,618	28,402	(38,844)
Deferred
Federal	(218,165)	(361,056)	(438,810)
State	416	(126,713)	(93,959)
Foreign	1,415	19,734	(25,560)
Total deferred	(216,334)	(468,035)	(558,329)
Total benefit from income taxes	$(171,716)	$(439,633)	$(597,173)
The effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	6.08	5.04	(4.67)
Foreign rate differential	(0.14)	(0.02)	(1.09)
Non-deductible compensation	(48.93)	(1.34)	0.83
Equity compensation	43.51	(3.43)	(31.95)
Adjustment to prior year provision	24.85	(0.23)	0.14
Research and development (“R&D”) credits	62.20	1.40	(9.60)
Change in valuation allowance	195.59	(6.37)	1.65
Foreign tax credit	6.31	—	—
Foreign Derived Intangible Income (“FDII”)	0.65	—	—
Global Intangible Low Taxed Income (“GILTI”)	(18.55)	(0.94)	—
Uncertain tax positions	(56.06)	(0.60)	3.07
Other	(13.05)	(0.16)	0.89
Effective income tax rate	223.46%	14.35%	(19.73)%
The Company’s effective tax rate of 223.46% for the year ended December 31, 2023 is due primarily to a reduction of a valuation allowance related to impairment charges on crypto assets held and strategic investments and tax benefits related to Federal R&D credits, reduced by certain nondeductible

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
compensation, tax on non-U.S. earnings, and other nondeductible expenses related to political contributions.
The Company’s effective tax rate of 14.35% for the year ended December 31, 2022 reflects a tax benefit on pretax loss reduced by certain nondeductible compensation and a valuation allowance recorded on impairment charges related to crypto assets held and strategic investments.
The Company’s effective tax rate of (19.73)% for the year ended December 31, 2021 reflects a tax benefit on pretax income due primarily to deductible stock option exercises as a result of the Direct Listing, and R&D credits.
The Company’s effective tax rate can be volatile based on the amount of pretax income or loss in the reporting period. For example, when pretax income is lower, the effect of reconciling items to the U.S. statutory rate, such as nondeductible expenses, will have a greater impact on the effective tax rate.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Safeguarded crypto liabilities	$46,437,843	$19,086,117
Accruals and reserves	13,847	6,248
Net operating loss carryforward	55,563	396,613
Lease liability	4,494	19,967
Tax credit carryforward	351,003	301,862
Stock-based compensation	21,284	24,527
Intangibles	49,255	27,022
Capitalized expenses	759,789	415,981
Capital losses - realized / unrealized	207,563	225,211
Gross deferred tax assets	47,900,641	20,503,548
Less valuation allowance	(102,250)	(252,258)
Total deferred tax assets	47,798,391	20,251,290

Deferred tax liabilities
Safeguarded crypto assets	(46,437,843)	(19,086,117)
State taxes	(13,169)	(23,212)
Depreciation and amortization	(32,246)	(35,893)
Prepaid expenses	(10,870)	(5,938)
Right of use asset	(3,894)	(18,246)
Installment gain	(10,918)	(13,443)
Other	(17,218)	(21,650)
Total deferred tax liabilities	(46,526,158)	(19,204,499)
Total net deferred tax assets	$1,272,233	$1,046,791

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2023, the Company had $1.3 billion in net deferred tax assets. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. On the basis of this evaluation, only the portion of the deferred tax asset that is more likely than not to be realized was recognized. However, if the Company is not able to generate sufficient taxable income from its operations in the future, then a valuation allowance to reduce the Company’s U.S. deferred tax assets may be required, which would increase the Company’s expenses in the period the allowance is recognized.
Activity related to the Company’s valuation allowance consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$252,258	$54,383	$5,174
Charged (credited) to expenses	(150,008)	197,875	49,209
Balance, end of period	$102,250	$252,258	$54,383
The Company’s valuation allowance as of December 31, 2023 was lower compared to 2022 driven by the increase in the fair value of crypto assets held during the reporting period. The valuation allowance as of December 31, 2023 includes allowances primarily related to California R&D credits, and realized and unrealized capital losses on crypto assets and Coinbase Ventures investments.
In accordance with the Company’s adoption of SAB 121, the Company recognized a deferred tax liability on the safeguarded asset and an offsetting deferred tax asset on the safeguarded liability. In the unlikely event of loss or theft to the safeguarded asset, the Company may be obligated to indemnify the customer for the loss, and could result in a change to the net deferred tax asset. As of December 31, 2023, the Company has not recognized any potential loss event and the SAB 121 deferred tax asset and liability are equal and offsetting.
As of December 31, 2023, the Company also had R&D credits of $260.6 million and $97.5 million for federal and state income tax purposes, respectively. If not utilized, the federal research and development credits will expire in various amounts beginning in 2042. However, the state of California research and development credits can be carried forward indefinitely. The Company also had U.S. federal net operating loss carryforwards of $105.0 million as of December 31, 2023, and an estimated $1.3 billion as of December 31, 2022. On the Company’s 2022 tax return, the Company elected to capitalize expenses which replaced the estimated 2022 net operating loss carryforwards. The U.S. federal net operating losses carry forward indefinitely. Additionally, the Company had U.S. state net operating losses of approximately $331.7 million as of December 31, 2023. Generally, California and other significant U.S. states have a twenty-year carryforward for net operating losses.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Activity related to the Company’s unrecognized tax benefits consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$124,106	$111,019	$12,807
Settlements	—	(6,128)	—
Increase related to tax positions taken during a prior year	30,685	13,940	—
Decrease related to tax positions taken during a prior year	—	(9,187)	—
Increase related to tax positions taken during the current year	16,902	14,462	98,212
Balance, end of period	$171,693	$124,106	$111,019
As of December 31, 2023 and 2022, the Company had $171.7 million and $124.1 million, respectively, of unrecognized tax benefits, of which $126.8 million and $114.4 million, respectively, would reduce income tax expense and affect the effective tax rate, if recognized. It is reasonably possible that the balance of unrecognized tax benefits could decrease within the next twelve months as a result of audit closures. The potential reduction in unrecognized tax benefits is $71.8 million, of which $67.4 million would favorably impact the Company’s effective tax rate. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company recorded $1.6 million and $0.5 million of accrued interest and penalties, respectively, as of December 31, 2023 and $0.5 million and $0.3 million of accrued interest and penalties, respectively, as of December 31, 2022.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Currently these statutes of limitations are open from 2020 forward for the United States, 2018 forward for California, 2021 forward for the United Kingdom, and 2019 forward for Ireland. The Company is currently under audit by the IRS with respect to its federal income tax returns for 2020 and 2021, and California with respect to its state income tax returns for 2018 and 2019. The Company is also under audit in the United Kingdom, Germany and India for 2021.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
21.    NET INCOME (LOSS) PER SHARE
The computation of net income (loss) per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Basic net income (loss) per share:
Numerator
Net income (loss)	$94,871	$(2,624,949)	$3,624,120
Less: Income allocated to participating securities	(119)	—	(527,162)
Net income (loss) attributable to common stockholders, basic	$94,752	$(2,624,949)	$3,096,958

Denominator
Weighted-average shares of common stock used to compute net income (loss) per share attributable to common stockholders, basic	235,796	222,314	177,319
Net income (loss) per share attributable to common stockholders, basic	$0.40	$(11.81)	$17.47

Diluted net income (loss) per share:
Numerator
Net income (loss)	$94,871	$(2,624,949)	$3,624,120
Less: Income allocated to participating securities	(120)	—	(439,229)
Add: Interest on convertible notes, net of tax	—	—	6,208
Less: Fair value gain on contingent consideration arrangement, net of tax	—	(6,230)	(695)
Net income (loss) attributable to common stockholders, diluted	$94,751	$(2,631,179)	$3,190,404

Denominator
Weighted-average shares of common stock used to compute net income (loss) per share attributable to common stockholders, basic	235,796	222,314	177,319
Weighted-average effect of potentially dilutive securities:
Stock options	16,845	—	36,396
RSUs	1,605	—	3,773
Restricted common stock	145	—	9
Warrants	—	—	72
Convertible notes	—	—	2,388
Contingent consideration	—	24	8
Weighted-average shares of common stock used to compute net income (loss) per share attributable to common stockholders, diluted	254,391	222,338	219,965
Net income (loss) per share attributable to common stockholders, diluted	$0.37	$(11.83)	$14.50

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
Certain shares of the Company’s restricted Class A common stock granted as consideration in acquisitions and the Company’s preferred stock outstanding during 2021 are participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.
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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	December 31,
	2023	2022	2021
Stock options	6,743	31,795	6,134
RSUs	929	5,329	151
Convertible notes	3,437	3,880	—
ESPP	918	1,945	295
Restricted common stock	263	1,602	5
PRSUs	322	—	—
Total	12,612	44,551	6,585

22.    COMMITMENTS AND CONTINGENCIES
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., was filed in the U.S. District Court for the Southern District of New York against the Company alleging claims under Sections 5, 15(a)(1) and 29(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and violations of certain California and Florida state statutes. On March 11, 2022, plaintiffs filed an amended complaint adding Coinbase, Inc. and Brian Armstrong as defendants and adding causes of action. Among other relief requested, the plaintiffs sought injunctive relief, unspecified damages, attorneys’ fees and costs. On February 1, 2023, the court dismissed all federal claims (with prejudice) and state law claims (without prejudice) against Coinbase Global, Inc., Coinbase, Inc. and Brian Armstrong. Subsequently, on February 9, 2023, the plaintiffs appealed that ruling to the U.S. Court of Appeals for the Second Circuit, and the parties completed briefing the appeal on September 13, 2023. Oral argument took place on February 1, 2024. The defendants continue to dispute the claims in this case and intend to vigorously defend against them. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
In April 2022, a dissenting stockholder to the Company’s acquisition of FairXchange, Inc. (“FairX”) filed a Verified Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware seeking, among other relief, an appraisal of the fair value of their common and preferred shares of FairX stock. Petitioners contend that the valuation of FairX was higher than the valuation ascribed by the parties at the time of the transaction. The case is captioned Hyde Park Venture Partners Fund III, L.P. et al. v. FairXchange, LLC, et al. Trial took place in November 2023 and post-trial briefing and argument is scheduled to be completed in March 2024. A settlement offer was made and rejected in November 2023. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot reasonably estimate the potential impact, if any, on its business or financial statements at this time.
In June 2023, the SEC filed a complaint in the U.S. District Court for the Southern District of New York against the Company and Coinbase, Inc. alleging that Coinbase, Inc. has acted as an unregistered securities exchange, broker, and clearing agency in violation of Sections 5, 15(a) and 17A(b) of the Exchange Act and that, through its staking program, Coinbase, Inc. has offered and sold securities without registering its offers and sales in violation of Sections 5(a) and 5(c) of the Securities Act. The SEC has also alleged that the Company is liable for the alleged violations as an alleged control person of Coinbase, Inc. The case is captioned SEC v. Coinbase, Inc. et al. The SEC seeks, among other relief, injunctive relief, disgorgement and civil money penalties. The Company and Coinbase, Inc. filed an answer to the SEC complaint in June 2023, dispute the claims in this case, and intend to vigorously defend against them. On August 4, 2023, the Company and Coinbase, Inc. filed a motion for judgment on the pleadings. The SEC filed its response on October 3, 2023 and the Company and Coinbase, Inc. filed their reply on October 24, 2023. Oral argument took place on January 17, 2024. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time. An adverse resolution of the SEC’s lawsuit could have a material impact on the Company’s business and financial statements.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
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
23.    RELATED PARTY TRANSACTIONS
Revenue and accounts receivable
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue from related party customers of $17.9 million, $12.9 million and $29.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, amounts receivable from related party customers were $3.4 million and $1.3 million, respectively.
Customer assets and liabilities
As of December 31, 2023 and 2022, safeguarding customer crypto assets and safeguarding customer crypto liabilities for related parties were $8.8 billion and $3.5 billion, respectively. As of December 31, 2023 and 2022, customer custodial funds and customer custodial cash liabilities due to related party customers were $348.0 million and $14.2 million, respectively.
Prepaid and other assets
During the years ended December 31, 2023 and 2022, the Company invested an aggregate of $4.0 million and $13.8 million, respectively, in investees in which certain related parties of the Company held an interest over 10%.
Expenses
During the year ended December 31, 2023, the Company incurred $2.5 million for professional and consulting services provided by entities affiliated with related parties. There were no professional and consulting services provided by entities affiliated with related parties to note during the years ended December 31, 2022 and 2021.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements
24.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
USDC	$254,571	$(848,138)	$(77,471)
Accounts and loans receivable	80,375	(141,023)	28,511
Deposits in transit	(115,391)	28,952	(36,527)
Income taxes, net	8,547	1,906	(62,145)
Other current and non-current assets	28,033	19,237	(20,060)
Accounts payable	954	18,612	27,330
Lease liabilities	(39,733)	(10,223)	(20,596)
Other current and non-current liabilities	108,850	(100,771)	302,396
Net changes in operating assets and liabilities	$326,206	$(1,031,448)	$141,438
Reconciliation of cash, cash equivalents, and restricted cash (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$5,139,351	$4,425,021	$7,123,478
Restricted cash	22,992	25,873	30,951
Customer custodial cash	4,393,086	4,978,752	10,526,233
Total cash, cash equivalents, and restricted cash	$9,555,429	$9,429,646	$17,680,662
Supplemental schedule of non-cash investing and financing activities were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Crypto assets borrowed	$450,663	$920,379	$1,134,876
Crypto assets borrowed repaid with crypto assets	559,191	1,432,688	609,600
Crypto loans originated	396,981	—	—
Crypto loans repaid	469,763	—	—
Non-cash assets received as collateral	255,383	26,874	—
Non-cash assets received as collateral returned	282,257	—	—
Non-cash assets pledged as collateral	156,963	58,377	—
Non-cash assets pledged as collateral returned	163,460	—	—
Non-cash consideration paid for business combinations	51,494	324,925	571,196
Purchase of crypto assets and investments with non-cash consideration	27,977	19,967	13,511
Realized gain on crypto assets held as investments	48,491	—	—
Disposal of crypto assets and investments for non-cash consideration	42,551	617	—
Changes in right-of-use assets and operating lease obligations	17,530	3,059	27,286
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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Item 9B. Other Information
Rule 10b5-1 Trading Plans
The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) (“Section 16 officers”) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended December 31, 2023, one of the Company’s Section 16 officers adopted a Rule 10b5-1 Plan. Additionally, during the three months ended December 31, 2023, entities affiliated with one of the Company’s directors adopted prearranged trading plans intended by such entities to qualify as Rule 10b5-1 Plans. All such Rule 10b5-1 Plans were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.
On December 1, 2023, Alesia Haas, the Company’s Chief Financial Officer, entered into a Rule 10b5-1 Plan (the “Haas Plan”) providing for the potential sale of (a) up to 255,565 shares of Class A common stock owned by Ms. Haas and (b) the number of shares of Class A common stock necessary to cover the exercise price, taxes, commissions and fees associated with the exercise of up to 686,873 shares of Class A common stock pursuant to stock options owned by Ms. Haas, in each case, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Haas Plan, between an estimated start date of March 5, 2024 and December 31, 2024, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Haas Plan or the occurrence of certain events set forth therein.
On November 29, 2023, Andreessen Horowitz Fund Ill, L.P., Andreessen Horowitz Fund Ill-A, L.P., Andreessen Horowitz Fund III-B, L.P., Andreessen Horowitz Fund III-Q, L.P., AH Parallel Fund III, L.P., AH Parallel Fund Ill-A, L.P., AH Parallel Fund III-B, L.P., AH Parallel Fund III-Q, L.P., Andreessen Horowitz LSV Fund I, L.P., Andreessen Horowitz LSV Fund I-B, L.P., and Andreessen Horowitz LSV Fund I-Q, L.P. (collectively, the “Funds”), each of which is an affiliate of Marc Andreessen, a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “a16z Plan”) providing for the potential distribution of up to 14,018,115 shares of Class A common stock owned by the Funds to the limited partners of the Funds (the “Distributions”), so long as the market price of the Class A common stock is higher than certain minimum threshold prices specified in the a16z Plan, during the period beginning on January 2, 2024 and ending on May 26, 2024, such earlier date as the distribution of all shares specified in the a16z Plan is completed or the occurrence of certain events set forth therein.
On December 1, 2023, AH Capital Management, L.L.C., an affiliate of Mr. Andreessen, a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “AH Capital Plan”) providing for the sale of any and all shares of Class A common stock received by AH Capital Management, L.L.C. in connection with the Distributions by the Funds, during the period beginning on January 2, 2024 and ending on May 26, 2024, such earlier date as sale of all shares specified in the AH Capital Plan is completed or the occurrence of certain events set forth therein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III I
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
PART IV
Item 15. Exhibits and Financial Statement Schedules
1.Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Equity
Consolidated Statements of Cash Flows
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

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	S-8	333-254967	4.1	4/1/2021
3.2	Amended and Restated Bylaws	8-K	001-40289	3.1	2/1/2023
4.1	Form of the Registrant’s Class A common stock certificate	S-1	333-253482	4.1	2/25/2021
4.2	Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain securityholders dated March 15, 2021	S-1	333-253482	4.2	3/17/2021
4.3	Indenture, dated as of May 21, 2021, between Coinbase Global, Inc. and U.S. Bank National Association, as trustee	8-K	001-40289	4.1	5/21/2021
4.4	Form of 0.50% Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-40289	4.2	5/21/2021
4.5	Indenture, dated as of September 17, 2021, among Coinbase Global, Inc., Coinbase, Inc. and U.S. Bank National Association, as trustee	8-K	001-40289	4.1	9/17/2021
4.6	Form of 3.375% Senior Notes due 2028 (included in Exhibit 4.5)	8-K	001-40289	4.2	9/17/2021
4.7	Form of 3.625% Senior Notes due 2031 (included in Exhibit 4.5)	8-K	001-40289	4.3	9/17/2021
4.8	Description of Class A common stock registered under Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-40289	4.8	2/21/2023
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-253482	10.1	2/25/2021
10.2†	2013 Amended and Restated Stock Plan and forms of award agreements thereunder	S-1	333-253482	10.2	2/25/2021
10.3†	2019 Equity Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-253482	10.3	2/25/2021
10.4†	2021 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-253482	10.4	2/25/2021
10.5†	2021 Employee Stock Purchase Plan and forms of enrollment agreements thereunder	S-1	333-253482	10.5	2/25/2021
10.6†	Form of Immediately Exercisable Stock Option Agreement under the 2021 Equity Incentive Plan	10-K	001-40289	10.6	2/25/2022

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.7†	Employment Agreement by and between the Registrant and Brian Armstrong, dated February 18, 2021	S-1	333-253482	10.6	2/25/2021
10.8†	Employment Agreement by and between the Registrant and Paul Grewal, dated February 11, 2021	S-1	333-253482	10.8	2/25/2021
10.9†	Employment Agreement by and between the Registrant and Alesia J. Haas, dated March 29, 2021	10-K	001-40289	10.10	2/25/2022
10.10†	Employment Agreement by and between the Registrant and Emilie Choi, dated April 8, 2021	10-K	001-40289	10.11	2/25/2022
10.11†	Employment Agreement by and between the Registrant and Lawrence Brock, dated February 11, 2023					X
10.12†	Change of Control and Severance Policy	S-1	333-253482	10.9	2/25/2021
10.13	Form of Capped Call Transaction Confirmation	8-K	001-40289	10.1	5/21/2021
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on the signature page)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Compensation Recovery Policy					X

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL					X
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
Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COINBASE GLOBAL, INC.
Date: February 15, 2024
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

Name	Title	Date

/s/ Brian Armstrong	Chief Executive Officer and Chairman of the Board	February 15, 2024
Brian Armstrong	(Principal Executive Officer)

/s/ Alesia J. Haas	Chief Financial Officer	February 15, 2024
Alesia J. Haas	(Principal Financial Officer)

/s/ Jennifer N. Jones	Chief Accounting Officer	February 15, 2024
Jennifer N. Jones	(Principal Accounting Officer)

/s/ Marc L. Andreessen	Director	February 15, 2024
Marc L. Andreessen

/s/ Frederick Ernest Ehrsam III	Director	February 15, 2024
Frederick Ernest Ehrsam III

/s/ Kathryn Haun	Director	February 15, 2024
Kathryn Haun

/s/ Kelly Kramer	Director	February 15, 2024
Kelly Kramer

/s/ Tobias Lütke	Director	February 15, 2024
Tobias Lütke

/s/ Gokul Rajaram	Director	February 15, 2024
Gokul Rajaram

/s/ Fred Wilson	Director	February 15, 2024
Fred Wilson