Form 10-Q
period 2024-03-31
Coinbase Global, Inc.
filed 2024-05-02
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 25, 2024, the number of shares of the registrant's Class A common stock outstanding was 199,758,519 and the number of shares of the registrant's Class B common stock outstanding was 45,810,422.

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
•trends in revenue;
•trends in operating expenses, including technology and development expenses, sales and marketing expenses, and general and administrative expenses, as well as certain variable expenses, and expectations regarding these expenses as a percentage of revenue;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$6,711,400	$5,139,351
Restricted cash	33,499	22,992
Customer custodial funds	5,201,906	4,570,845
Safeguarding customer crypto assets	329,506,477	192,583,060
USDC	860,669	576,028
Loan receivables	529,143	193,425
Crypto assets held as collateral	106,610	—
Crypto assets borrowed	231,348	45,212
Accounts receivable, net	280,357	168,290
Other current assets	379,537	286,643
Total current assets	343,840,946	203,585,846
Crypto assets held for investment	1,522,328	330,610
Deferred tax assets	879,671	1,272,233
Goodwill	1,139,670	1,139,670
Other non-current assets	653,862	654,594
Total assets	$348,036,477	$206,982,953
Liabilities and Stockholders’ Equity
Current liabilities:
Customer custodial cash liabilities	$5,201,906	$4,570,845
Safeguarding customer crypto liabilities	329,506,477	192,583,060
Crypto asset borrowings	272,805	62,980
Obligation to return collateral	315,090	1,063
Accrued expenses and other current liabilities	438,321	496,183
Total current liabilities	335,734,599	197,714,131
Long-term debt	4,225,014	2,979,957
Other non-current liabilities	5,870	7,216
Total liabilities	339,965,483	200,701,304
Commitments and contingencies (Note 19)
Preferred stock, $0.00001 par value; 500,000 shares authorized and zero shares issued and outstanding at each of March 31, 2024 and December 31, 2023	—	—
Stockholders’ equity:
Class A common stock, $0.00001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; 199,449 and 195,192 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2024 and December 31, 2023; 45,922 and 46,856 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	4,550,408	4,491,571
Accumulated other comprehensive loss	(37,496)	(30,270)
Retained earnings	3,558,080	1,820,346
Total stockholders’ equity	8,070,994	6,281,649
Total liabilities and stockholders’ equity	$348,036,477	$206,982,953
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Net revenue	$1,587,677	$736,398
Other revenue	49,893	36,131
Total revenue	1,637,570	772,529
Operating expenses:
Transaction expense	217,407	96,369
Technology and development	357,863	358,031
Sales and marketing	98,585	63,976
General and administrative	287,236	248,761
Gains on crypto assets held for operations, net	(86,358)	—
Crypto asset impairment, net	—	17,962
Restructuring	—	144,489
Other operating expense (income), net	2,376	(33,184)
Total operating expenses	877,109	896,404
Operating income (loss)	760,461	(123,875)
Interest expense	19,071	21,536
Gains on crypto assets held for investment, net	(650,429)	—
Other (income) expense, net	(45,605)	20,265
Income (loss) before income taxes	1,437,424	(165,676)
Provision for (benefit from) income taxes	261,179	(86,780)
Net income (loss)	$1,176,245	$(78,896)
Net income (loss) attributable to common stockholders:
Basic	$1,175,479	$(78,896)
Diluted	$1,178,079	$(78,896)
Net income (loss) per share attributable to common stockholders:
Basic	$4.84	$(0.34)
Diluted	$4.40	$(0.34)
Weighted-average shares of common stock used to compute net income (loss) per share attributable to common stockholders:
Basic	242,793	231,489
Diluted	267,945	231,489

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$1,176,245	$(78,896)
Other comprehensive income (loss):
Translation adjustment	(6,898)	12,513
Income tax effect	328	2,316
Translation adjustment, net of tax	(7,226)	10,197
Comprehensive income (loss)	$1,169,019	$(68,699)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at January 1, 2024	242,048	$2	$4,491,571	$(30,270)	$1,820,346	$6,281,649
Cumulative-effect adjustment due to the adoption of Accounting Standards Update 2023-08, net of tax	—	—	—	—	561,489	561,489
Issuance of common stock upon settlement of stock awards, net of shares withheld	999	—	(117,225)	—	—	(117,225)
Issuance of common stock upon exercise of stock options, net of repurchases	2,324	—	44,603	—	—	44,603
Stock-based compensation expense	—	—	235,569	—	—	235,569
Purchase of capped calls	—	—	(104,110)	—	—	(104,110)
Comprehensive loss	—	—	—	(7,226)	—	(7,226)
Net income	—	—	—	—	1,176,245	1,176,245
Balance at March 31, 2024	245,371	$2	$4,550,408	$(37,496)	$3,558,080	$8,070,994

Balance at January 1, 2023	230,866	$2	$3,767,686	$(38,606)	$1,725,475	$5,454,557
Issuance of equity instruments as consideration for business combination	961	—	44,995	—	—	44,995
Issuance of common stock upon settlement of stock awards, net of shares withheld	1,955	—	(62,497)	—	—	(62,497)
Issuance of common stock upon exercise of stock options, net of repurchases	713	—	9,566	—	—	9,566
Stock-based compensation expense	—	—	212,982	—	—	212,982
Stock-based compensation expense recognized in relation to restructuring	—	—	84,042	—	—	84,042
Comprehensive income	—	—	—	10,197	—	10,197
Net loss	—	—	—	—	(78,896)	(78,896)
Balance at March 31, 2023	234,495	$2	$4,056,774	$(28,409)	$1,646,579	$5,674,946
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$1,176,245	$(78,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,327	41,208
Stock-based compensation expense	224,504	198,860
Restructuring stock-based compensation expense	—	84,042
Deferred income taxes	214,361	(84,169)
Unrealized (gain) loss on foreign exchange	(992)	8,428
Non-cash lease expense	2,793	12,215
Fair value gains on crypto assets borrowed and borrowings	(2,944)	(3,199)
Gains on crypto assets held as investments and operations	(736,787)	(84,685)
Realized loss on crypto futures contract	—	43,339
Crypto asset impairment expense (prior to ASU 2023-08)	—	28,935
Other operating activities, net	(21,020)	(18,327)
Net changes in operating assets and liabilities	(474,002)	315,327
Net cash provided by operating activities	411,485	463,078
Cash flows from investing activities
Fiat loans originated	(416,405)	(65,611)
Proceeds from repayment of fiat loans	254,600	31,779
Purchase of crypto assets held for investment	(135)	(53,223)
Sale of crypto assets held for investment	51,659	110,776
Settlement of crypto futures contract	—	(43,339)
Other investing activities, net	(15,400)	(6,462)
Net cash used in investing activities	(125,681)	(26,080)
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	44,216	8,873
Taxes paid related to net share settlement of equity awards	(117,225)	(62,497)
Proceeds received under the ESPP	5,460	4,562
Customer custodial cash liabilities	645,938	528,959
Issuance of convertible senior notes, net	1,246,025	—
Purchase of capped calls	(104,110)	—
Fiat received as collateral	340,296	3,117
Fiat received as collateral returned	(132,879)	(2,403)
Other financing activities	—	(20,482)
Net cash provided by financing activities	1,927,721	460,129
Net increase in cash, cash equivalents, and restricted cash	2,213,525	897,127
Effect of exchange rates on cash, cash equivalents, and restricted cash	(21,186)	11,377
Cash, cash equivalents, and restricted cash, beginning of period	9,555,448	9,429,646
Cash, cash equivalents, and restricted cash, end of period	$11,747,787	$10,338,150

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$74
Cash paid during the period for income taxes	5,528	5,322
Operating cash outflows for amounts included in the measurement of operating lease liabilities	3,140	4,668
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and preparation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries – entities in which the Company holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. The Condensed Consolidated Financial Statements are unaudited but have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) on the same basis as the audited Consolidated Financial Statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair presentation of the Company’s Financial Statements. Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions in the Condensed Consolidated Financial Statements and notes thereto. Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. The unaudited Condensed Consolidated Results of Operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other period and should be read in conjunction with the audited Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2024 (the “Annual Report”).
There were no changes to the Company’s most significant estimates and assumptions, significant accounting policies, or recent accounting pronouncements that were disclosed in Note 2. Summary of Significant Accounting Policies to the audited Consolidated Financial Statements included in the Annual Report, other than as discussed below.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
Concentration of credit risk
The Company’s cash and cash equivalents, restricted cash, customer custodial funds, accounts receivable, loan receivables and deposits are potentially subject to concentration of credit risk. Cash and cash equivalents, restricted cash, and customer custodial funds are primarily placed with financial institutions which are of high credit quality. The Company invests cash and cash equivalents and customer custodial funds primarily in highly liquid, highly rated instruments which are uninsured. The Company may also have corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts.
The Company also holds cash, restricted cash, and crypto assets at crypto asset trading venues, payment processors, and clearing brokers, and performs a regular assessment of these venues as part of its risk management process. As of March 31, 2024, the Company held $203.3 million at these venues, including $124.8 million in unrestricted cash, $63.6 million in crypto assets, and $14.9 million in restricted deposits. As of December 31, 2023, the Company held $93.5 million at these venues, including $88.8 million in unrestricted cash, an immaterial amount of crypto assets, and $4.7 million in restricted deposits.
The issuer of USDC reported that, as of March 31, 2024, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
As of March 31, 2024 and December 31, 2023, the Company had five and three counterparties and four and three counterparties, respectively, who accounted for more than 10% of the Company’s recorded loan receivables and unrecorded loans receivable, respectively. As of both March 31, 2024 and December 31, 2023, the Company had two counterparties who accounted for more than 10% of the Company’s Accounts receivable, net. See Note 6. Collateralized Arrangements and Financing for details on collateralization of loan receivables.
During the three months ended March 31, 2024 and 2023, one counterparty accounted for more than 10% of total revenue in each period.
Crypto assets held
The Company holds crypto assets for investment and operating purposes, as well as borrowed crypto assets and crypto assets held as collateral.
Effective January 1, 2024, the Company adopted ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) using a modified retrospective approach. Upon adoption, the Company recognized a fair value adjustment on crypto assets held of $739.5 million and established a deferred tax liability of $177.9 million, for a net cumulative-effect adjustment of $561.5 million increasing retained earnings.
As a result of the adoption of ASU 2023-08, the Company introduced four new categories of crypto assets held in the Condensed Consolidated Balance Sheets based on their nature. This updated presentation aligns with the requirements of ASU 2023-08 and describes the purpose of the various types of crypto assets held by the Company.
Crypto assets held for investment
Crypto assets held for investment are primarily held as long-term holdings. The Company does not engage in regular trading of these crypto assets. The Company may loan crypto assets held for investment through Prime Financing. See Note 6. Collateralized Arrangements and Financing for additional details on Prime Financing. Crypto assets held for investment are initially recorded at cost and

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
are subsequently remeasured at fair value on a specific identification basis at the end of each reporting period, with changes in fair value recognized in net income. Fair value is measured using quoted crypto asset prices at the time of measurement within the Company’s principal market. Fair value gains and losses on Crypto assets held for investment are recognized within Gains on crypto assets held for investment, net in the Condensed Consolidated Statements of Operations. Cash flows from crypto asset investment purchases and sales are recorded in Net cash used in investing activities in the Condensed Consolidated Statements of Cash Flows.
Crypto assets held for operations
The Company may receive crypto assets as a form of payment for transaction revenue, blockchain rewards, custodial fee revenue, and other subscriptions and services revenue which are recorded in Crypto assets held for operations when received. Crypto assets received as a form of payment are converted to cash nearly immediately or are used timely to fulfill corporate expenses. Crypto assets held for operations are initially recorded at the transaction price of the crypto assets at contract inception and are subsequently remeasured at fair value on a first in first out basis at the end of each reporting period, with changes in fair value recognized in net income. Fair value is measured using quoted crypto asset prices at the time of measurement within the Company’s principal market. Fair value gains and losses on Crypto assets held for operations are recorded in Gains on crypto assets held for operations, net in the Condensed Consolidated Statements of Operations. Cash flows from crypto assets held for operations are recorded as Net changes in operating assets and liabilities in the Condensed Consolidated Statements of Cash Flows. Crypto assets held for operations are recorded in Other current assets in the Condensed Consolidated Balance Sheets.
Crypto assets borrowed
Crypto assets borrowed represent crypto assets borrowed from third parties to facilitate Prime Financing. Prior to the adoption of ASU 2023-08, crypto assets borrowed were designated as fair value hedges, and accounted for as hybrid instruments, with a liability host contract that contained an embedded derivative based on the changes in fair value of the underlying crypto asset. Contemporaneously with the adoption of ASU 2023-08, the Company dedesignated $62.9 million of crypto assets borrowed that previously qualified as fair value hedges against the corresponding crypto asset borrowing. There was a net zero impact of the cumulative fair value hedge basis adjustments that were reversed and recorded in Transaction expense. As of December 31, 2023, the cumulative amount of fair value hedging adjustment was $3.9 million.
Post dedesignation and ASU 2023-08 adoption, crypto assets borrowed by the Company, that have not been loaned out, are recorded in Crypto assets borrowed in the Condensed Consolidated Balance Sheets. Crypto assets borrowed are initially recorded at cost and are subsequently remeasured at fair value using the average costing method at the end of each reporting period, with changes in fair value recognized in net income. Fair value is measured using quoted crypto asset prices at the time of measurement within the Company’s principal market. Fair value gains and losses on Crypto assets borrowed are recorded within Transaction expenses. See Note 6. Collateralized Arrangements and Financing for further details on Crypto assets borrowed and Note 21. Supplemental Disclosures of Cash Flow Information for details on cash flows from crypto assets borrowed included in the supplemental schedule of non-cash investing and financing activities.
Crypto assets held as collateral
For loans receivable, the Company requires borrowers to pledge collateral on loans offered under Prime Financing. Crypto assets held as collateral are initially recorded at cost if the Company has the right to sell, pledge or rehypothecate and are subsequently remeasured at fair value using the specific identification method at the end of each reporting period, with changes in fair value recognized in net income. Fair value is measured using quoted crypto asset prices at the time of measurement within the Company’s principal market. Fair value gains and losses on Crypto assets held as collateral are recorded

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
in Transaction expenses. See Note 6. Collateralized Arrangements and Financing for additional details on crypto assets borrowed and Note 21. Supplemental Disclosures of Cash Flow Information for details on cash flows from Crypto assets held as collateral included in the supplemental schedule of non-cash investing and financing activities.
The following table presents the effects of the changes in presentation in the Condensed Consolidated Balance Sheets (in thousands):

	December 31, 2023
	Previously Reported	Adjustment	As Adjusted
Crypto assets held(1)	$449,925	$(449,925)	$—
Crypto assets held for investment	—	330,610	330,610
Crypto assets held for operations	—	74,103	74,103
Crypto assets borrowed	—	45,212	45,212
	$449,925	$—	$449,925
_________________
(1)No crypto assets held as collateral met the recognition criteria as of December 31, 2023.

Recent accounting pronouncements
There have been no new developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s Consolidated Financial Statements and footnote disclosures, from those disclosed in the Annual Report.
3.    RESTRUCTURING
In January 2023, the Company announced and completed a restructuring impacting approximately 21% of the Company’s headcount as of December 31, 2022. The restructuring was intended to manage the Company’s operating expenses in response to the ongoing market conditions impacting the cryptoeconomy and ongoing business prioritization efforts. As a result, the Company recorded restructuring charges of $144.5 million, which included $84.0 million in stock-based compensation, $57.7 million in separation pay, and an immaterial amount of other personnel costs. There were no restructuring charges during the three months ended March 31, 2024.
4.    ACQUISITIONS
Information on acquisitions completed during the periods presented is set forth below. The impact of these acquisitions was not considered material to the Condensed Consolidated Financial Statements for the periods presented, and pro forma financial information has not been provided.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill. The goodwill balance was primarily attributed to the assembled workforce, market presence, synergies, and time-to-market advantages. The Company finalized the fair value valuation analysis of assets acquired and liabilities assumed and as a result no measurement period adjustments were recorded.
The total consideration transferred in the acquisition was $96.8 million, consisting of the following (in thousands):

Cash	$30,830
Cash payable	1,005
Previously-held interest on acquisition date	20,000
Class A common stock of the Company	44,995
Total purchase consideration	$96,830
Included in the purchase consideration was $6.0 million in cash and 119,991 shares of the Company’s Class A common stock that are subject to an indemnity holdback. The cash and shares subject to the indemnity holdback will be released 18 months after the closing date of the transaction.
The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been recorded in the Condensed Consolidated Financial Statements as of the date of acquisition. The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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
Customer relationships are amortized on a straight-line basis over their respective useful lives to general and administrative expense. The licenses have an indefinite useful life and will not be amortized. Management applied significant judgment in determining the fair value of intangible assets, which involved the use of estimates and assumptions with respect to forecasted revenues and expenses, and costs to recreate the IPR&D and obtain the licenses.
Total acquisition costs incurred were $2.6 million and were recorded in General and administrative expense in the Condensed Consolidated Statements of Operations during the year ended December 31, 2023.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
5.    REVENUE
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2024	2023
Net revenue
Transaction revenue
Consumer, net(1)	$935,212	$329,152
Institutional, net	85,392	22,311
Other transaction revenue(1)	56,137	23,250
Total transaction revenue	1,076,741	374,713
Subscription and services revenue
Stablecoin revenue	197,317	198,898
Blockchain rewards	150,929	73,749
Interest and finance fee income(2)	66,663	43,313
Custodial fee revenue	32,341	17,043
Other subscription and services revenue(2)	63,686	28,682
Total subscription and services revenue	510,936	361,685
Total net revenue	1,587,677	736,398
Other revenue
Corporate interest and other income	49,893	36,131
Total other revenue	49,893	36,131
Total revenue	$1,637,570	$772,529
__________________
(1)During the first quarter of 2024, the Company reclassified Base and payment-related revenue from consumer, net to other transaction revenue. Prior period amounts have been reclassified to conform to current period presentation.
(2)During the first quarter of 2024, the Company reclassified Prime Financing fees earned from other subscription and services revenue to interest income, and renamed interest income to interest and finance fee income. Prior period amounts have been reclassified to conform to current period presentation.
Revenue by geographic location
In the table below are the revenues disaggregated by geography, based on domicile of the customers, as applicable (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$1,353,450	$686,769
International(1)	284,120	85,760
Total revenue	$1,637,570	$772,529
__________________
(1)No other individual country accounted for more than 10% of total revenue.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
6.    COLLATERALIZED ARRANGEMENTS AND FINANCING
Loans and related collateral
The Company may lend crypto assets borrowed, crypto assets held for investment, crypto assets held for operations, corporate cash, and corporate USDC to eligible institutional customers through Prime Financing. Prime Financing lending arrangements may have open ended or fixed terms, with the exception of trade finance, where the Company enables customers to instantly invest in crypto assets without pre-funding their trade, which transactions are typically settled in one to three days. Crypto asset and fiat loans are recorded in Loan receivables in the Condensed Consolidated Balance Sheets. USDC loaned to customers does not meet derecognition criteria under ASC 860, Transfers and Servicing (“ASC 860”) as the borrower has an obligation to return the same financial assets (USDC) back to the Company in order to release the collateral pledged for the loan. This constitutes a form of continuing involvement with the USDC transferred and therefore the Company maintains effective control over the USDC. USDC loaned remains recorded in corporate USDC in the Condensed Consolidated Balance Sheets.
The following table summarizes the Company’s Prime Financing lending arrangements (in thousands):

	March 31,	December 31,
	2024	2023
Loan receivables
Trade finance receivables	$122,817	$—
Fiat loan receivables	210,185	171,196
Crypto asset loan receivables	196,141	22,229
Total loan receivables	$529,143	$193,425

Customer loans not meeting recognition criteria
USDC	$268,345	$205,645
Prime Financing loans are fully collateralized by a customer’s pledged crypto assets, USDC, or fiat, with collateral requirements ranging from 100% to 400% of the fair value of the loan.
The Company adheres to strict internal risk management and liquidation protocols for loan counterparty defaults, including restricting trading and withdrawals and liquidating assets in borrowers’ accounts as contractually permitted. If the value of the borrower’s eligible collateral falls below the required collateral requirement, the customer is obligated to deposit additional collateral up to the required collateral level. The Company continuously and systematically monitors the fair value of the related collateral assets pledged compared to the fair value of the related loan receivable, and requires additional collateral pursuant to the contractual terms of the loan agreements. Due to the collateral requirements the Company applies to its loans, the collateral maintenance process, and collateral being held on its own platform, the Company’s credit exposure is significantly limited and no allowance, write-offs or recoveries were recorded against loans receivable for the periods presented. The Company would recognize credit losses on these loans if there were a collateral shortfall and it is not reasonably expected that the borrower will replenish such a shortfall.
If the Company receives fiat collateral into a Coinbase controlled collateral wallet, the Company records the collateral in Cash and cash equivalents and a corresponding liability in Obligation to return collateral in the Condensed Consolidated Balance Sheets. If the Company receives USDC or crypto assets as collateral with contractual rights to sell, pledge, or rehypothecate the collateral, the Company records the collateral in corporate USDC or Crypto assets held as collateral, respectively, and a corresponding liability in Obligation to return collateral in the Condensed Consolidated Balance Sheets. Obligation to return collateral, if a crypto asset, is accounted for as a hybrid instrument, with a liability host contract that contains an embedded derivative based on the changes in the fair value of the underlying

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
crypto asset. The remeasurement of the crypto assets held as collateral and the obligation to return collateral are recorded net in Transaction expense.
If the Company does not obtain control or have the right to sell, pledge, or rehypothecate customer collateral, the collateral is recorded in Safeguarding customer crypto assets and Safeguarding customer crypto liabilities if the collateral is USDC or crypto assets and Customer custodial funds and Customer custodial cash obligations if the collateral is fiat, as the collateral is required to be held on the Company’s platform.
The Company’s Crypto assets held as collateral and Obligation to return collateral consisted of the following (in thousands, except units):

	March 31, 2024		December 31, 2023
	Units	Fair Value	Units	Fair Value
Crypto assets held as collateral
Bitcoin(1)	1,495	$106,610	—	$—
Total held as collateral		$106,610		$—

Obligation to return collateral
Fiat	N/A	$208,480	N/A	$1,063
Bitcoin	1,495	106,610	—	—
Total obligation to return collateral		$315,090		$1,063

Customer collateral pledged, not recognized	nm	$1,578,643	nm	$712,644
__________________
nm - not meaningful
(1) The cost basis of bitcoin held as collateral as of March 31, 2024 was $75.4 million.
The following table summarizes the reconciliation of Crypto assets held as collateral for the three months ended March 31, 2024 (in thousands):

	January 1, 2024	Cumulative Adjustment	Collateral Received	Collateral Returned	Gains(1)	Losses(1)	March 31, 2024
Crypto assets held as collateral	$—	$—	$90,798	$(15,374)	$31,186	$—	$106,610
__________________
(1)No cumulative realized gains or losses occurred during the period.
Borrowings and related collateral
To facilitate Prime Financing, the Company may borrow crypto assets from third parties and records the associated liability in Crypto asset borrowings in the Condensed Consolidated Balance Sheets. Crypto asset borrowings that have not been loaned out are recorded in Crypto assets borrowed. Crypto asset borrowings are accounted for as hybrid instruments, with a liability host contract that contains an embedded derivative based on the changes in the fair value of the underlying crypto asset. See Note 13. Derivatives for additional information. As of March 31, 2024 and December 31, 2023, the weighted average annual fees on these borrowings were 2.3% and 2.0%, respectively. See Note 13. Derivatives, for additional details regarding Crypto asset borrowings.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
The following table summarizes the units, cost basis, and fair value of crypto assets borrowed (in thousands, except units) and the associated crypto asset borrowings:

	March 31, 2024			December 31, 2023
	Units	Cost Basis	Fair Value	Carrying Value
Crypto assets borrowed
Bitcoin	2,688	$112,099	$191,573	$36,368
Ethereum	1,122	2,214	4,093	3,720
Solana	55,575	5,198	11,247	3,516
Other crypto assets(1)	nm	14,247	24,435	1,608
Total borrowed		$133,758	$231,348	$45,212

Crypto asset borrowings
Bitcoin	3,040	$128,417	$216,703	$50,679
Ethereum	5,601	10,655	20,420	7,059
Solana	55,575	5,198	11,247	3,513
Other crypto assets(1)	nm	14,248	24,435	1,729
Total borrowings		$158,518	$272,805	$62,980
__________________
nm - not meaningful
(1)Includes various other crypto assets balances, none of which individually represented more than 5% of total crypto assets borrowed and crypto asset borrowings.

The following table summarizes the reconciliation of Crypto assets borrowed for the three months ended March 31, 2024 (in thousands):

		Additions		Dispositions
	January 1, 2024	Crypto Borrowings Originated	Crypto Loans Repaid	Crypto Borrowings Repaid	Crypto Loans Originated	Gains(1)	Losses(1)	March 31, 2024
Crypto assets borrowed	$45,212	$191,436	$285,254	$(77,451)	$(301,168)	$88,352	$(287)	$231,348
__________________
(1)No cumulative realized gains or losses occurred during the period.
Under the terms of the Company’s borrowing arrangements, the Company may be required to maintain a collateral to loan ratio and pledge fiat, USDC, or crypto assets for crypto asset borrowings. If the lender has the right to use the collateral, or if the collateral is fiat, the Company records the collateral pledged as a right to receive the collateral within Other current assets in the Condensed Consolidated Balance Sheets. USDC pledged as collateral to lenders, where the lender does not have the right to sell, pledge or rehypothecate, is not recorded as assets pledged as collateral as the pledged USDC does not meet the derecognition criteria under ASC 860. This collateral continues to be recorded in USDC in the Condensed Consolidated Balance Sheets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
The Company’s corporate assets pledged as collateral against crypto borrowings consisted of the following (in thousands, except units):

	March 31, 2024		December 31, 2023
	Units	Fair Value	Units	Fair Value
Assets pledged as collateral
USDC	73,096,425	$73,096	51,879,705	$51,880
Fiat	N/A	—	N/A	1,191
Total pledged as collateral		$73,096		$53,071

Assets pledged as collateral not meeting derecognition criteria
USDC	221,827,262	$221,827	29,577,339	$29,577
7.    ACCOUNTS RECEIVABLE, NET
Accounts receivable, net of allowance consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Stablecoin revenue receivable	$75,499	$57,885
Customer fee revenue receivable(1)	32,078	23,603
In-transit customer receivables	88,472	42,562
Other accounts receivable(1)	118,263	66,799
Less: allowance for doubtful accounts receivable	(33,955)	(22,559)
Total accounts receivable, net	$280,357	$168,290
__________________
(1)Includes accounts receivable denominated in crypto assets. See Note 13. Derivatives for additional details.
8.    CRYPTO ASSETS HELD FOR INVESTMENT
The following table summarizes the units, cost basis, and fair value of Crypto assets held for investment (in thousands, except units):

	March 31, 2024			December 31, 2023
	Units	Cost Basis	Fair Value	Carrying Value(1)
Bitcoin	9,183	$270,438	$654,655	$126,614
Ethereum	96,086	190,447	350,267	129,131
Other crypto assets(2)	nm	213,922	517,406	74,865
Total held for investment		$674,807	$1,522,328	$330,610
__________________
nm - not meaningful
(1)Recorded at impaired cost as of December 31, 2023.
(2)Includes various other crypto assets balances, none of which individually represented more than 5% of total Crypto assets held for investment.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the reconciliation of Crypto assets held for investment for the three months ended March 31, 2024 (in thousands):

					Transfers
	January 1, 2024	Cumulative Adjustment(1)	Additions(2)	Sales	From Operating	Crypto Loans Originated	Crypto Loans Repaid	Gains(3)	Losses(3)	March 31, 2024
Crypto assets held for investment	$330,610	$717,373	$3,530	$(59,726)	$1,972	$(123,081)	$1,221	$655,688	$(5,259)	$1,522,328
__________________
(1)Fair value adjustment on Crypto assets held for investment upon the Company’s adoption of ASU 2023-08.
(2)Additions represent purchases of and staking rewards earned on Crypto assets held for investment.
(3)Includes $17.0 million of cumulative realized gains from sales that occurred during the period and no cumulative realized losses.
The Company has $264.3 million of assets subject to selling restrictions recorded in Crypto assets held for investment. The selling restrictions are time-based and lift between 2024 and 2029. Restrictions do not consist of any other obligations.
9.    CUSTOMER ASSETS AND LIABILITIES
The following table presents customers’ cash and safeguarded crypto positions (in thousands):

	March 31,	December 31,
	2024	2023
Customer custodial funds	$5,201,906	$4,570,845
Safeguarding customer crypto assets	329,506,477	192,583,060
Total customer assets	$334,708,383	$197,153,905

Customer custodial cash liabilities	$5,201,906	$4,570,845
Safeguarding customer crypto liabilities	329,506,477	192,583,060
Total customer liabilities	$334,708,383	$197,153,905

During the three months ended March 31, 2024 and 2023, no losses were incurred in connection with safeguarding customer crypto assets.
The following table sets forth the fair values of Safeguarding customer crypto assets as shown on the Condensed Consolidated Balance Sheets (in thousands, except percentages):

	March 31, 2024		December 31, 2023
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Bitcoin	$156,528,307	48%	$89,864,637	47%
Ethereum	62,873,141	19%	40,200,059	21%
Solana	24,304,478	7%	12,906,278	6%
Other crypto assets(1)	85,800,551	26%	49,612,086	26%
Total safeguarding customer crypto assets	$329,506,477	100%	$192,583,060	100%
__________________
(1)Includes various other crypto assets balances, none of which individually represented more than 5% of total Safeguarding customer crypto assets.

See Note 14. Fair Value Measurements, for additional details regarding the Safeguarding customer crypto assets and Safeguarding customer crypto liabilities.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
10.    OTHER CURRENT AND NON-CURRENT ASSETS
Other current assets and other non-current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Other current assets
Crypto assets held for operations	$150,630	$74,103
Prepaid expenses	98,004	79,552
Assets pledged as collateral(1)	73,096	53,071
Income tax receivable	39,945	63,726
Other	17,862	16,191
Total other current assets	$379,537	$286,643

Other non-current assets
Strategic investments	$346,902	$343,045
Property and equipment, net	193,056	192,550
Intangible assets, net	79,755	86,422
Lease right of use assets	10,164	12,737
Deposits and other	23,985	19,840
Total other non-current assets	$653,862	$654,594
_______________
(1) See Note 6. Collateralized Arrangements and Financing for additional details.

Crypto assets held for operations
The following table summarizes the units, cost basis, and fair value of crypto assets held for operations (in thousands, except units):

	March 31, 2024			December 31, 2023
	Units	Cost Basis	Fair Value	Carrying Value(1)
Bitcoin	101	$5,548	$7,174	$7,243
Ethereum	15,006	44,799	54,565	15,775
Solana	144,193	25,967	29,128	10,275
Other(2)	nm	48,077	59,763	40,810
Total held for operations		$124,391	$150,630	$74,103
__________________
nm - not meaningful
(1)Recorded at impaired cost as of December 31, 2023.
(2)Includes various other crypto assets balances, none of which individually represented more than 5% of total Crypto assets held for operations.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements

Measurement alternative investments
The changes in the carrying value of strategic investments accounted for under the measurement alternative are presented below (in thousands):

	March 31,	December 31,
	2024	2023
Carrying amount, beginning of period	$330,346	$315,285
Net additions(1)	4,527	60,979
Upward adjustments	43	62
Previously held interest in ORDAM (see Note 4)	—	(20,000)
Impairments and downward adjustments	(937)	(25,980)
Carrying amount, end of period	$333,979	$330,346
__________________
(1)Net additions include additions from purchases and reductions due to exits of strategic investments.

Upward adjustments, impairments, and downward adjustments from remeasurement of investments are recorded in Other (income) expense, net in the Condensed Consolidated Statements of Operations. As of March 31, 2024, cumulative upward adjustments for investments held as of that date were $5.0 million and cumulative impairments and downward adjustments were $127.6 million. As of December 31, 2023, cumulative upward adjustments for investments held as of that date were $4.9 million and cumulative impairments and downward adjustments were $127.0 million.
11.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued payroll and payroll related	$117,309	$224,237
Other accrued expenses	126,841	89,254
Income taxes payable	35,222	17,366
Accounts payable	26,825	39,294
Lease liabilities	8,820	10,902
Other payables(1)	123,304	115,130
Total accrued expenses and other current liabilities	$438,321	$496,183
__________________
(1)Includes other payables denominated in crypto assets. See Note 13. Derivatives for additional details.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
12.    LONG-TERM DEBT
The components of long-term debt were as follows as of March 31, 2024 (in thousands, except percentages):

Long-term Debt	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,273,013	$(13,890)	$1,259,123
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(7,810)	992,190
0.25% 2030 Convertible Notes due on April 1, 2030	0.55%	1,265,000	(22,038)	1,242,962
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	737,457	(6,718)	730,739
Total		$4,275,470	$(50,456)	$4,225,014
The components of long-term debt were as follows as of December 31, 2023 (in thousands, except percentages):

Long-term Debt	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,273,013	$(15,378)	$1,257,635
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(8,218)	991,782
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	737,457	(6,917)	730,540
Total		$3,010,470	$(30,513)	$2,979,957
2030 Convertible Notes
In March 2024, the Company issued an aggregate principal amount of $1.3 billion of convertible senior notes due 2030 (the “2030 Convertible Notes”), which included the full exercise by the initial purchasers of their option to purchase up to an additional $165.0 million aggregate principal amount of the 2030 Convertible Notes, pursuant to an indenture, dated March 18, 2024 between the Company and U.S Bank Trust Company, National Association, as trustee (the “Indenture”). The 2030 Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
The 2030 Convertible Notes are senior unsecured obligations of the Company and accrue interest of 0.25% per year payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The 2030 Convertible Notes mature on April 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds received of $1.2 billion, were net of a 1.5% original issue discount.
The 2030 Convertible Notes will be convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election at an initial conversion rate of 2.9981 shares of the Company’s Class A common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of approximately $333.54 per share of the Company’s Class A common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture.
The 2030 Convertible Notes will be convertible at the option of the holders after the calendar quarter ending on June 30, 2024, if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
Company’s Class A common stock, at the Company’s election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally in the event of a corporate event constituting a fundamental change (as defined in the Indenture), holders of the 2030 Convertible Notes may require the Company to repurchase all or a portion of their 2030 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2030 Convertible Notes being repurchased, plus accrued and unpaid special interest or additional interest, if any, to, but excluding, the date of the fundamental change repurchase.
The Company accounted for the 2030 Convertible Notes wholly as debt because (1) the conversion features do not require bifurcation as a derivative under ASC 815 and (2) the 2030 Convertible Notes were not issued at a substantial premium.
Debt issuance costs related to the issuance of the 2030 Convertible Notes recognized were $3.2 million, and include commissions payable to the underwriters and third-party offering costs. As of March 31, 2024, the outstanding aggregate principal balance of the 2030 Convertible Notes and the related unamortized discounts were $1.3 billion and $22.0 million, respectively.
Capped calls
On May 18, 2021, in connection with the pricing of the convertible senior notes due in 2026 (the “2026 Convertible Notes”), on March 13, 2024, in connection with the pricing of the 2030 Convertible Notes, and on March 14, 2024, in connection with the full exercise by the initial purchasers of their option to purchase additional 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Calls” and “2030 Capped Calls,” respectively, and “the Capped Calls” collectively) with certain financial institutions (the “2026 Option Counterparties” and “2030 Option Counterparties,” respectively and the “Option Counterparties” collectively) at a cost of $90.1 million and $104.1 million, respectively, in each case in exchange for the right to receive a predetermined amount of cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. The Capped Calls cover, subject to customary adjustments, the number of shares of the Company’s Class A common stock initially underlying each of the 2026 Convertible Notes and 2030 Convertible Notes (collectively, the “Convertible Notes”), as applicable. The Capped Calls allow the Company to hedge the economic effect of the conversion options embedded in the Convertible Notes and purchase shares of its own Class A common stock at a specified strike price. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the Convertible Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the Convertible Notes its Class A common stock price exceeds the conversion price of the Convertible Notes. The 2026 Capped Calls have an initial strike price of approximately $370.45 per share of Class A common stock (the “2026 Initial Strike Price”) and an initial cap price of approximately $478.00 per share of Class A common stock (the “2026 Initial Cap Price”). The 2030 Capped Calls have an initial strike price of approximately $333.54 per share of Class A common stock (the “2030 Initial Strike Price” and, together with the 2026 Initial Strike Price, the “Initial Strike Prices”) and an initial cap price of approximately $503.46 per share of Class A common stock (the “2030 Initial Cap Price” and, together with the 2026 Initial Cap Price, the “Initial Cap Prices”). Upon expiration of the agreements underlying the Capped Calls, the Capped Calls will be automatically exercised. If the closing market price of the Class A common stock is above the applicable Initial Cap Price, the initial investments will be returned with a premium in either cash or shares at the Company’s election. If the closing market price of the Class A common stock is at or below the applicable Initial Strike Price, the Company will receive the number of shares specified i n the agreements.
Upon certain extraordinary events, nationalization, insolvency or delisting event, or additional disruption events, the Capped Calls are contractually structured to terminate. The Company has the contractual right to terminate the Capped Calls upon repurchase, redemption or conversion (in the case of conversion, prior to December 1, 2025 or October 1, 2029, for the 2026 Capped Calls and 2030 Capped Calls, respectively) of the underlying Convertible Notes, in certain circumstances.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
The Capped Calls also include early termination provisions based on beneficial ownership positions of the counterparties. That is, if at any time the counterparty’s holdings exceed 8% beneficial ownership of the Company (as defined under Section 13 of the Exchange Act) and the counterparty is unable, after commercially reasonable efforts, to effect a transfer or assignment of all or a portion of the transaction such that an excess ownership position no longer exists, the counterparty may early terminate a portion of the Capped Calls, in which case the Company can settle in cash or shares of its Class A common stock.
13.    DERIVATIVES
The following outlines the Company’s derivatives, which were all embedded forward contracts as of March 31, 2024:

Location of Host Contract and Derivative on Balance Sheets	Description of Derivative
Accounts receivable, net	The Company provided services for which, under the contract, the counterparty pays a fixed amount in crypto assets in the future.
Crypto asset borrowings
The Company borrowed crypto assets that resulted in the obligation to deliver a fixed amount of crypto assets in the future. See Note 6. Collateralized Arrangements and Financing for additional information.

Obligation to return collateral
The Company receives crypto asset collateral that results in the obligation to return collateral received as a fixed amount of crypto assets. See Note 6. Collateralized Arrangements and Financing for additional information.

Accrued expenses and other current liabilities	The Company entered into arrangements that result in the obligation to deliver a fixed amount of crypto assets in the future.
Impact of derivatives on the Condensed Consolidated Balance Sheets
The following table summarizes the notional amounts of derivative instruments outstanding, measured in U.S. dollar equivalents (in thousands):

	March 31,	December 31,
	2024	2023
Designated as hedges
Crypto asset borrowings(1)	$—	$31,666
Not designated as hedging instrument
Accounts receivable denominated in crypto assets	21,362	16,335
Crypto asset borrowings	158,518	12,503
Obligation to return loan collateral	75,424	—
Other payables denominated in crypto assets	33,012	20,092
__________________
(1)    Prior to the adoption of ASU 2023-08, the Company applied hedge accounting using these derivative instruments in qualifying fair value hedges to hedge the fair value exposure of crypto asset prices for the crypto assets borrowed. As of January 1, 2024, the date of ASU 2023-08 adoption, these derivative instruments have been dedesignated.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
The following tables summarize information on derivative assets and liabilities that are reflected on the Condensed Consolidated Balance Sheets, by accounting designation (in thousands):

	Gross Derivative Assets			Gross Derivative Liabilities
	Not Designated as Hedges	Designated as Hedges	Total Derivative Assets	Not Designated as Hedges	Designated as Hedges	Total Derivative Liabilities
March 31, 2024
Accounts receivable denominated in crypto assets	$41,263	$—	$41,263	$—	$—	$—
Crypto asset borrowings	264	—	264	114,551	—	114,551
Obligation to return loan collateral	—	—	—	31,186	—	31,186
Other payables denominated in crypto assets	2,687	—	2,687	4,367	—	4,367
Total fair value of derivative assets and liabilities	$44,214	$—	$44,214	$150,104	$—	$150,104

December 31, 2023
Accounts receivable denominated in crypto assets	$28,065	$—	$28,065	$—	$—	$—
Crypto asset borrowings	26	(25)	1	5,290	13,522	18,812
Other payables denominated in crypto assets	2,511	—	2,511	3,101	—	3,101
Total fair value of derivative assets and liabilities	$30,602	$(25)	$30,577	$8,391	$13,522	$21,913
Impact of derivatives on the Condensed Consolidated Statements of Operations
Gains (losses) on derivative instruments recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Derivatives	Hedged Items	Income Statement Impact(4)	Derivatives	Hedged Items	Income Statement Impact
Designated as hedging instrument
Crypto asset futures(1)	$—	$—	$—	$(43,116)	$48,491	$5,375
Crypto asset borrowings(1)	—	—	—	(91,714)	48,600	(43,114)
Not designated as hedging instrument
Accounts receivable denominated in crypto assets(2)	13,795	—	13,795	42,924	—	42,924
Crypto asset borrowings(3)	(95,914)	—	(95,914)	—	—	—
Obligation to return loan collateral(3)	(31,186)	—	(31,186)	—	—	—
Other payables denominated in crypto assets(1)	(1,721)	—	(1,721)	439	—	439
Other(1)	—	—	—	(213)	—	(213)
Total	$(115,026)	$—	$(115,026)	$(91,680)	$97,091	$5,411
__________________
(1)Changes in fair value are recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.
(2)Changes in fair value are recorded in Other (income) expense, net or Other operating expense (income), net in the Condensed Consolidated Statements of Operations depending on the nature of the receivable.
(3)Changes in fair value are recorded in Transaction expense in the Condensed Consolidated Statements of Operations.
(4)Though the Company has dedesignated crypto assets borrowed that previously qualified as fair value hedges, the impact of derivatives is naturally offset, at least in part, in the Condensed Consolidated Statements of Operations by the impact of associated naturally offsetting positions. See Quantitative and Qualitative Information about Market Risk in Part I, Item 3 of this Quarterly Report on Form 10-Q for more information.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
14.    FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	March 31, 2024		December 31, 2023
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents(1)	$3,037,792	$—	$3,682,917	$—
Customer custodial funds(2)	4,894,429	—	3,301,029	—
Crypto asset loan receivables	—	196,141	—	22,229
Crypto assets borrowed(3)	231,348	—	45,212	—
Safeguarding customer crypto assets	—	329,506,477	—	192,583,060
Derivative assets(4)	—	44,214	—	30,577
Crypto assets held for operations	150,630	—	74,103	—
Crypto assets held as collateral	106,610	—	—	—
Crypto assets held for investment	1,522,328	—	330,610	—
Total assets	$9,943,137	$329,746,832	$7,433,871	$192,635,866

Liabilities
Safeguarding customer crypto liabilities	$—	$329,506,477	$—	$192,583,060
Derivative liabilities(4)	—	150,104	—	21,913
Obligation to return collateral	106,610	—	—	—
Total liabilities	$106,610	$329,656,581	$—	$192,604,973
__________________
(1)Represents money market funds. Excludes $3.5 billion of corporate cash held in deposit at banks and $124.8 million held at venues, which were not measured and recorded at fair value as of March 31, 2024. Excludes $1.4 billion of corporate cash held in deposit at banks and $88.8 million held at venues, which were not measured and recorded at fair value as of December 31, 2023.
(2)Represents money market funds. Excludes customer custodial funds of $307.5 million and $1.3 billion held in deposit at financial institutions and not measured and recorded at fair value as of March 31, 2024 and December 31, 2023, respectively.
(3)Includes crypto assets held that were designated as hedged items in fair value hedges as of December 31, 2023 and excludes crypto assets of $404.7 million held at cost as of December 31, 2023.
(4)See Note 13. Derivatives for additional details.
Safeguarding customer crypto assets and liabilities represent the Company’s obligation to safeguard customer crypto assets and are based on Level 2 inputs. The Company has valued the assets and liabilities using quoted market prices for the underlying crypto assets.
Assets and liabilities measured and recorded at fair value on a non-recurring basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. The Company’s crypto assets held, prior to the adoption of ASU 2023-08, and the Company’s strategic investments, are measured at fair value on a non-recurring basis. Fair value of crypto assets held are based predominantly on Level 1 inputs and fair value measurements for strategic investments are based predominantly on Level 3 inputs. The carrying value of the Company’s strategic investments is adjusted based on an Option-Pricing Model that uses publicly available market data of comparable companies and other unobservable inputs including expected volatility, expected time to liquidity, adjustments for other company-specific developments, and the rights and obligations of the securities the Company holds.
Assets and liabilities not measured and recorded at fair value
The Company’s financial instruments, including certain cash and cash equivalents, restricted cash, certain customer custodial funds, USDC, accounts receivable, fiat loan receivables, fiat collateral, and

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
customer custodial cash liabilities are not measured at fair value. The carrying values of these instruments approximate their fair values due to their liquid or short-term nature. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs.
As of March 31, 2024, the estimated fair value of the 2026 Convertible Notes, 2030 Convertible Notes, and the 2028 and 2031 Senior Notes were $1.4 billion, $1.3 billion, and $1.5 billion, respectively. These are based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
15.    STOCK-BASED COMPENSATION
Stock options
A summary of options activity for the three months ended March 31, 2024 is as follows (in thousands, except per share and years data):

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2024	28,697	$25.01	6.1	$4,295,055
Exercised	(2,338)	18.84
Forfeited and cancelled	(24)	30.36
Balance at March 31, 2024	26,335	$25.55	5.9	$6,309,011

Exercisable at March 31, 2024	20,201	$26.19	5.8	$4,826,583
Vested and expected to vest at March 31, 2024	20,211	$26.18	5.8	$4,829,027
During the three months ended March 31, 2024, the Company granted no stock options.
As of March 31, 2024, there was total unrecognized compensation cost of $56.0 million related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years.
Restricted stock units
The Company grants restricted stock units (“RSUs”) that vest upon the satisfaction of a service-based condition. In general, the RSUs vest over a service period ranging from one to four years. Once vested, the RSUs are settled by delivery of Class A common stock.
A summary of RSU activity for the three months ended March 31, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2024	3,016	$108.07
Granted	5,139	142.75
Vested	(1,580)	131.48
Forfeited and cancelled	(212)	125.33
Balance at March 31, 2024	6,363	$129.69

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2024, there was total unrecognized compensation cost of $782.2 million related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.2 years.
Performance restricted stock units
The Company also grants performance restricted stock units (“PRSUs”), which are subject to either (a) a market condition or (b) the achievement of performance goals.
A summary of PRSU activity for the three months ended March 31, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2024	804	$55.42
Vested	(80)	55.42
Balance at March 31, 2024	724	$55.42
As of March 31, 2024, there was total unrecognized compensation cost of $13.0 million related to unvested PRSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.7 years.
Restricted common stock
As part of the Company’s past acquisitions, the Company has issued shares of restricted Class A common stock. Vesting of this restricted Class A common stock is dependent on a service-based vesting condition that is generally satisfied over three years. The Company has the right to repurchase shares, at par value, for which the vesting condition is not satisfied. Activity of restricted Class A common stock is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2024	543	$114.22
Vested	(182)	129.03
Forfeited and cancelled	(4)	267.48
Balance at March 31, 2024	357	$104.97
As of March 31, 2024, there was total unrecognized compensation cost of $24.3 million related to unvested restricted Class A common stock. These costs are expected to be recognized over a weighted-average period of approximately 1.3 years.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
Stock-based compensation expense
The effects of stock-based compensation expense in the Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Technology and development	$139,830	$122,696
Sales and marketing	16,623	14,209
General and administrative	68,051	61,955
Restructuring	—	84,042
Total	$224,504	$282,902

During the three months ended March 31, 2024 and 2023, $11.1 million and $14.1 million of stock-based compensation expense was recorded in capitalized software, which is included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets, respectively.
16. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Foreign exchange losses, net	$1,651	$13,878
Strategic investment losses, net	849	6,319
Gains on crypto asset loan receivables(1)	(25,526)	—
Gains on other financial instruments, net	(13,186)	—
Other	(9,393)	68
Total Other (income) expense, net	$(45,605)	$20,265
__________________
(1)Represents unrealized gains on crypto asset loans made from the Company’s portfolio of crypto assets held as investment. See Note 6. Collateralized Arrangements and Financing for additional details.
17.    INCOME TAXES
For the three months ended March 31, 2024, the Company calculated the tax provision using a discrete effective tax rate method. Historically, the tax provision was calculated for interim periods using an estimated annual effective tax rate, applied to year-to-date ordinary income. The Company’s estimated annual effective tax rate can fluctuate significantly based on the amount of estimated pretax income or loss in the period. For example, when pretax income is lower, the effect of non-deductible expenses or other discrete items will have a significant impact on the effective tax rate. Therefore, the Company determined the discrete effective tax rate method is the appropriate method for calculating the interim tax provision.
The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 18.2% and 52.4%, respectively. The effective tax rate of 18.2% for the three months ended March 31, 2024 was lower than the U.S. statutory rate of 21.0% primarily due to the Company’s deductible stock-based compensation and research and development credits.
As of March 31, 2024, the Company had a net deferred tax asset balance of $879.7 million, compared to $1.3 billion as of December 31, 2023. The decrease resulted from the deferred tax liability of $177.9 million established upon the adoption of ASU 2023-08 and the deferred tax provision of $214.6 million recorded on pretax earnings and other comprehensive income during the quarter.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
As of December 31, 2023, the Company had a valuation allowance of $8.7 million recorded against its deferred capital loss tax asset balance of $207.6 million. The Company’s capital loss tax asset is comprised primarily of impairment charges related to crypto assets held and strategic investments made by Coinbase Ventures. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2024, because crypto assets appreciation during the quarter provided more gains to offset losses, management determined that there is sufficient positive evidence to conclude that it is more likely than not that capital loss tax assets are realizable, resulting in a valuation allowance release of $8.7 million for the quarter.
18.    NET INCOME (LOSS) PER SHARE
The computation of Net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic Net income (loss) per share:
Numerator
Net income (loss)	$1,176,245	$(78,896)
Less: Income allocated to participating securities	(766)	—
Net income (loss) attributable to common stockholders, basic	$1,175,479	$(78,896)

Denominator
Weighted-average shares of common stock used to compute Net income (loss) per share attributable to common stockholders, basic	242,793	231,489
Net income (loss) per share attributable to common stockholders, basic	$4.84	$(0.34)

Diluted Net income (loss) per share:
Numerator
Net income (loss)	$1,176,245	$(78,896)
Less: Income allocated to participating securities	(697)	—
Add: Interest on convertible notes, net of tax	2,531	—
Net income (loss) attributable to common stockholders, diluted	$1,178,079	$(78,896)

Denominator
Weighted-average shares of common stock used to compute Net income (loss) per share attributable to common stockholders, basic	242,793	231,489
Weighted-average effect of potentially dilutive securities:
Stock options	18,534	—
Convertible notes	4,145	—
RSUs	2,164	—
Restricted common stock	309	—
Weighted-average shares of common stock used to compute Net income (loss) per share attributable to common stockholders, diluted	267,945	231,489
Net income (loss) per share attributable to common stockholders, diluted	$4.40	$(0.34)
Certain shares of the Company’s restricted Class A common stock granted as consideration in past acquisitions are participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	March 31,
	2024	2023
Stock options	6,671	31,274
ESPP	733	822
PRSUs	322	—
RSUs	292	10,592
Restricted common stock	242	1,004
Convertible notes	—	3,880
Contingent consideration	—	76
Total	8,260	47,648
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
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., was filed in the U.S. District Court for the Southern District of New York (the “District Court”) against the Company alleging claims under Sections 5, 15(a)(1) and 29(b) of the Exchange Act, and violations of certain California and Florida state statutes. On March 11, 2022, plaintiffs filed an amended complaint adding Coinbase, Inc. and Brian Armstrong as defendants and adding causes of action, including alleging claims under Sections 5, 12(a)(1) and 15 of the Securities Act and violations of certain New Jersey state statutes. Among other relief requested, the plaintiffs sought injunctive relief, unspecified damages, attorneys’ fees and costs. On February 1, 2023, the District Court dismissed all federal claims (with prejudice) and state law claims (without prejudice) against Coinbase Global, Inc., Coinbase, Inc. and Brian Armstrong. Subsequently, on February 9, 2023, the plaintiffs appealed that ruling to the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”), and the parties completed briefing the appeal on September 13, 2023. Oral argument took place on February 1, 2024 and on April 5, 2024, the Court of Appeals issued a Summary Order affirming the District Court’s dismissal order with respect to the claims alleging violations of the Exchange Act, and reversing the District Court’s dismissal order with respect to the claims alleging violations of the Securities Act and violations of the state statutes. The defendants continue to dispute the claims in this case and intend to vigorously defend against them. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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
In April 2022, a dissenting stockholder to the Company’s acquisition of FairXchange, Inc. (“FairX”) filed a Verified Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware seeking, among other relief, an appraisal of the fair value of their common and preferred shares of FairX stock. Petitioners contend that the valuation of FairX was higher than the valuation ascribed by the parties at the time of the transaction. The case is captioned Hyde Park Venture Partners Fund III, L.P. et al. v. FairXchange, LLC, et al. Trial took place in November 2023 and post-trial briefing and argument was completed on March 5, 2024 and March 22, 2024, respectively. A settlement offer was made and rejected in November 2023. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot reasonably estimate the potential impact, if any, on its business or financial statements at this time.
In June 2023, the SEC filed a complaint in the District Court against the Company and Coinbase, Inc. alleging that Coinbase, Inc. has acted as an unregistered securities exchange, broker, and clearing agency in violation of Sections 5, 15(a) and 17A(b) of the Exchange Act and that, through its staking program, Coinbase, Inc. has offered and sold securities without registering its offers and sales in violation of Sections 5(a) and 5(c) of the Securities Act. The SEC has also alleged that the Company is liable for the alleged violations as an alleged control person of Coinbase, Inc. The case is captioned SEC v. Coinbase, Inc. et al. The SEC seeks, among other relief, injunctive relief, disgorgement and civil money penalties. The Company and Coinbase, Inc. filed an answer to the SEC complaint in June 2023, dispute the claims in this case, and intend to vigorously defend against them. On August 4, 2023, the Company and Coinbase, Inc. filed a motion for judgment on the pleadings. The SEC filed its response on October 3, 2023 and the Company and Coinbase, Inc. filed their reply on October 24, 2023. Oral argument took place on January 17, 2024. On March 27, 2024, the District Court denied in part the Company and Coinbase, Inc.’s motion for judgment on the pleadings with respect to the SEC’s claims that Coinbase, Inc. has operated as an unregistered securities exchange, broker, and clearing agency and has engaged in an unregistered offer and sale of securities through the Company’s staking program. The District Court dismissed the SEC’s claim that Coinbase, Inc. acts as an unregistered broker through its wallet service. Subsequently, on April 12, 2024, the Company and Coinbase, Inc. filed a motion with the District Court seeking certification of an interlocutory appeal to the Court of Appeals. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time. An adverse resolution of the SEC’s lawsuit could have a material impact on the Company’s business and financial statements.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
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
20.    RELATED PARTY TRANSACTIONS
Revenue and accounts receivable
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue from related party customers of $6.9 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, accounts receivable from related party customers were $4.2 million and $3.4 million, respectively.
Customer assets and liabilities
Safeguarding customer crypto assets and safeguarding customer crypto liabilities for related parties as of March 31, 2024 and December 31, 2023 were $13.0 billion and $8.8 billion, respectively. Customer custodial funds and Customer custodial cash liabilities for related parties as of March 31, 2024 and December 31, 2023 were $4.5 million and $348.0 million, respectively.
Other assets
As of March 31, 2024 and December 31, 2023, the Company made strategic investments of an aggregate of $0.1 million and $4.0 million, respectively, in investees in which certain related parties of the Company held an interest over 10%.
Expenses and accounts payable
During the three months ended March 31, 2024 and 2023, the Company incurred $1.1 million and an immaterial amount, respectively, for professional and consulting services provided by entities affiliated with related parties. As of March 31, 2024 and December 31, 2023, accounts payable to related party parties were $1.3 million and an immaterial amount, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
21.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
USDC	$(299,507)	$497,303
Accounts receivable	(108,802)	(67,126)
Deposits in transit	(21,260)	(15,262)
Income taxes, net	41,613	(7,608)
Other current and non-current assets	(3,856)	(14,892)
Other current and non-current liabilities	(82,190)	(77,088)
Net changes in operating assets and liabilities	$(474,002)	$315,327
Reconciliation of cash, cash equivalents, and restricted cash (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$6,711,400	$5,018,409
Restricted cash	33,499	26,712
Customer custodial cash	5,002,888	5,293,029
Total cash, cash equivalents, and restricted cash	$11,747,787	$10,338,150
Supplemental schedule of non-cash investing and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Crypto assets borrowed	$191,436	$170,599
Crypto assets borrowed repaid with crypto assets	77,451	200,151
Crypto asset loans originated	424,248	—
Crypto asset loans repaid	286,475	—
Non-cash assets received as collateral	90,798	19,116
Non-cash assets received as collateral returned	15,374	45,990
Non-cash assets pledged as collateral	42,020	30,774
Non-cash assets pledged as collateral returned	20,804	10,743
Non-cash consideration paid for business combinations	—	51,494
Realized gains on crypto assets held for investment	—	48,491
Cumulative-effect adjustment due to the adoption of ASU 2023-08	561,489	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries.
Executive Overview
This executive overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.
Our financial performance during the first quarter of 2024 reflects our focused execution on product expansion, ongoing operational discipline, and strong crypto market conditions. For the three months ended March 31, 2024 we generated $1.6 billion of Net revenue and $1.2 billion in net income.
For the remainder of 2024, our primary focus will be on three main priorities. First we plan to drive revenue growth by expanding our transaction and stablecoin revenue streams. This will involve international expansion and deeper integration of USDC into the cryptoeconomy. Second, we plan to enhance the utility of crypto by promoting the use of stablecoins and supporting developers on our Base platform. Lastly, we plan to continue to work towards achieving regulatory clarity for the industry. Overall, the first quarter of 2024 was highly productive, and we remain dedicated to our mission of increasing economic freedom worldwide.
Key Business Metrics
In addition to the measures presented in our Condensed Consolidated Financial Statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended March 31,		% Change
	2024	2023
MTUs (in millions)	8.0	8.4	(5)
Trading Volume (in billions)	$312	$145	115
Net income (loss) (in millions)	$1,176	$(79)	nm
Adjusted EBITDA(1) (in millions)	$1,014	$287	253
___________________
nm - not meaningful
(1)See the section titled “Non-GAAP Financial Measure” below for a reconciliation of Net income (loss) to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Monthly Transacting Users
We define a Monthly Transacting User (“MTU”) as a consumer who actively or passively transacts in one or more products on our platform at least once during the rolling 28-day period ending on the date of measurement. Quarterly MTUs are the average of each month’s MTUs in each respective quarter. Revenue-generating transactions include active transactions such as buying or selling crypto assets or passive transactions such as earning a staking reward. MTUs also engage in transactions that are non-revenue generating such as send and receive. MTUs may overstate the number of unique consumers due to differences in product architecture or user behavior.
MTUs declined for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due in part to a decrease in staking users as a result of updates we made to our staking service offset by an increase in trading users which led to higher Trading Volume and net revenue in the current period.
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
Generally, Trading Volume on our platform is primarily influenced by the price of crypto assets, crypto market capitalization, crypto asset volatility, macroeconomic conditions, and our share of total crypto market spot trading volume. In periods of high crypto asset prices and crypto asset volatility, we have experienced correspondingly high levels of Trading Volume on our platform.
Our Trading Volume in future periods will depend on the relative availability and adoption of Bitcoin, Ethereum, and other crypto assets.

	Three Months Ended March 31,		% Change
	2024	2023
Trading Volume (in billions):
Consumer	$56	$21	167
Institutional	256	124	106
Total	$312	$145	115

Trading Volume by crypto asset:
Bitcoin	33%	32%	3
Ethereum	13	24	(46)
USDT(1)	11	nm	nm
Other crypto assets(2)	43	45	(4)
Total(3)	100%	100%

Transaction revenue by crypto asset:
Bitcoin	30%	36%	(17)
Ethereum	15	18	(17)
Other crypto assets(2)	55	46	20
Total	100%	100%
____________________________________
nm - not meaningful
(1)USDT is a stablecoin issued by Tether Operations Limited.
(2)No crypto assets other than those shown in this table individually represented more than 10% of our Trading Volume or our transaction revenue.
(3)Figures presented above may not sum precisely due to rounding.

For the three months ended March 31, 2024 as compared to 2023, Trading Volume increased 115% primarily due to:
•an increase in Crypto Asset Volatility1 of 12% and an increase in total crypto market capitalization of 94%. These two macro inputs have historically been heavily correlated with Trading Volume and are typically influenced by overall crypto market sentiment, activity in the crypto market and higher average crypto asset prices; and
•an increase in our market share, as Trading Volume growth outpaced total crypto market spot trading volume growth. This includes outperforming spot market trading volume in the United States, which grew 78%, where our business is concentrated, as we were able to capture a larger portion of the trading activity due to our competitive position and product strategy.
Components of Results of Operations
Revenue
We generate revenue from transactions, subscription and services, and other activities. The vast majority of our total revenue is generated in the United States, which is based on the domicile of the customers.
Net revenue
Transaction revenue
Transaction revenue is generated primarily from transaction fees on consumer and institutional trades that occur on our platform. We also earn other transaction revenue, which primarily consists of Base and payment-related revenue.
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
Subscription and services revenue
Subscription and services revenue primarily consists of:
•Stablecoin revenue: We derive stablecoin revenue from our arrangement with the issuer of USDC. We earn a pro rata portion of income earned on USDC reserves based on the amount of USDC held on each respective party’s platform, and from the distribution and usage of USDC after certain expenses. Income derived by us from this arrangement is dependent on various factors including the balance of USDC on our platform, the total market capitalization of USDC, which is the total amount of USDC in circulation, and the prevailing interest rate environment.
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
•Interest and finance fee income: We earn interest on customer custodial funds held at third-party depository institutions, which is influenced by Trading Volume and prevailing interest rates. As consumer Trading Volume increases, customer custodial funds on our platform also tend to increase. Additionally, we earn interest and finance fee income from loans issued to institutional customers through Prime Financing. The amount earned depends on the total loans issued and the prevailing interest or contractual rate.
•Custodial fee revenue: We earn custodial fee revenue based on a percentage of the daily value of crypto assets held within our cold storage solutions. The value of crypto assets held under custody is driven by the quantity, price, and type of crypto asset. Our custodial fee revenue is further dependent on the fee rates we charge to our customers.
•Other subscription and services revenue primarily comprises revenue from Coinbase One, developer product revenue, including items such as delegation, participation, and infrastructure services, and revenue from other subscription licenses.
Other revenue
Other revenue includes interest income earned on our corporate cash and cash equivalents.
Operating expenses
Operating expenses consist of transaction expense, technology and development, sales and marketing, general and administrative, gains on crypto assets held for operations, net (following our adoption of ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”)), crypto asset impairment, net (prior to our adoption of ASU 2023-08), restructuring, and other operating expense, net. Personnel-related expense in all of these categories includes employee cash, stock-based compensation expense, and other employee benefits.
Transaction expense
Transaction expense includes costs directly associated with revenues. For transaction revenues, these expenses include costs to operate our platform, process crypto assets trades, perform wallet services, and transaction rebates and incentives earned by customers. For subscription and services revenues, the primary expenses are the rewards distributed to users for staking their assets. Fixed-fee costs are expensed over the term of the contract and transaction-level costs are expensed as incurred.
Our transaction expenses as a percentage of revenue will vary depending on the composition of our revenue. For example, if interest income and stablecoin revenue increase as a percentage of net revenue, transaction expenses as a percentage of net revenue will decrease as there are no transaction expenses directly attributed to these revenues. Conversely, if blockchain rewards increase as a percentage of net revenue, transaction expenses as a percentage of net revenue will increase since the majority of blockchain rewards revenue is distributed to the customer. Additionally, transaction expenses can be impacted by the fee we charge for staking our customers’ assets, as well as by transaction reversal losses.
Technology and development
Technology and development expenses comprise mainly personnel-related expenses incurred in operating, maintaining, and enhancing our platform and in developing new products and services. These costs also include website hosting and infrastructure expenses, and the amortization of internally developed and acquired developed technology. Certain costs of developing new products and services are capitalized to property and equipment, net included within Other non-current assets in our Condensed Consolidated Balance Sheets.
Sales and marketing
Sales and marketing expenses primarily include personnel-related expenses, marketing programs costs, USDC rewards, and costs related to customer acquisition.
General and administrative
General and administrative expenses include personnel-related expenses incurred to support our business, including executive, customer support, compliance, finance, human resources, legal, and other support operations. These expenses also include costs of professional services and software subscriptions for support services.
Gains on crypto assets held for operations, net
Starting in the first quarter of 2024, gains on crypto assets held for operations, net, includes realized and unrealized gains and losses on our crypto assets held for operations.
Crypto asset impairment, net
Crypto asset impairment, net represents gross impairments recorded on crypto assets held, net of subsequent realized gains on the sale and disposal of previously impaired crypto assets held. Crypto asset impairment, net is no longer recorded as a result of the adoption of ASU 2023-08.
Restructuring
Restructuring expenses comprise separation pay, stock-based compensation, and other personnel costs related to reductions in our headcount. For more information, see Note 3. Restructuring of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other operating expense (income), net
Other operating expense (income), net includes fair value gains and losses related to derivatives as well as platform-related incidents and losses. Because these components fluctuate with market conditions, Other operating expense (income), net can vary widely between periods.
Interest expense
Interest expense on debt includes coupon interest expense, as well as amortization of debt discounts and debt issuance costs.
Gains on crypto assets held for investment, net
Starting in the first quarter of 2024, gains on crypto assets held for investment, net includes realized and unrealized gains and losses on our crypto assets held for investment.
Other (income) expense, net
Other (income) expense, net includes the following items:
•realized and unrealized foreign currency exchange gains and losses;
•realized and unrealized fair value gains and losses on strategic equity investments;

•fair value remeasurement gains and losses on crypto asset loan receivables on assets lent from our crypto assets held for investment portfolio; and
•fair value remeasurement gains on other financial instruments held for investment.
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
Results of Operations
The following table summarizes the historical Condensed Consolidated Statements of Operations data (in thousands) and each component as a percentage of total revenue:

	Three Months Ended March 31,
	2024		2023
	$	%(1)	$	%(1)
Revenue:
Net revenue	$1,587,677	97	$736,398	95
Other revenue	49,893	3	36,131	5
Total revenue	1,637,570	100	772,529	100
Operating expenses:
Transaction expense	217,407	13	96,369	12
Technology and development	357,863	22	358,031	46
Sales and marketing	98,585	6	63,976	8
General and administrative	287,236	18	248,761	32
Gains on crypto assets held for operations, net	(86,358)	(5)	—	—
Crypto asset impairment, net	—	—	17,962	2
Restructuring	—	—	144,489	19
Other operating expense (income), net	2,376	—	(33,184)	(4)
Total operating expenses	877,109	54	896,404	116
Operating income (loss)	760,461	46	(123,875)	(16)
Interest expense	19,071	1	21,536	3
Gains on crypto assets held for investment, net	(650,429)	(40)	—	—
Other (income) expense, net	(45,605)	(3)	20,265	3
Income (loss) before income taxes	1,437,424	88	(165,676)	(21)
Provision for (benefit from) income taxes	261,179	16	(86,780)	(11)
Net income (loss)	$1,176,245	72	$(78,896)	(10)
__________________
(1)Percentage of total revenue. Figures presented above may not sum precisely due to rounding.

Comparison of the three months ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Transaction revenue	$1,076,741	$374,713	$702,028	187
Subscription and services revenue	510,936	361,685	149,251	41
Other revenue	49,893	36,131	13,762	38
Total revenue	$1,637,570	$772,529	$865,041	112
For the three months ended March 31, 2024 and 2023 we generated 83% and 89%, respectively, of total revenue in the United States. No other country accounted for more than 10% of total revenue during the periods presented. International revenue comprised mainly of transaction revenue in all periods presented.
Transaction revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Consumer, net(1)	$935,212	$329,152	$606,060	184
Institutional, net	85,392	22,311	63,081	283
Other transaction revenue(1)	56,137	23,250	32,887	100
Total transaction revenue	$1,076,741	$374,713	$702,028	187
__________________
(1)Prior period amounts were recast to conform to current period presentation. See Note 5. Revenue of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Transaction revenue increased for the three months ended March 31, 2024 as compared to 2023, primarily due to:
•an increase in consumer transaction revenue due to a 167% increase in consumer Trading Volume;
•an increase in institutional transaction revenue of $23.8 million due to a 106% increase in institutional Trading Volume and an increase of $39.3 million as a result of an 85% increase in the average blended fee rate. The average blended fee rate increased as there was a significant reduction in the discounts that we offered to certain market maker customers beginning in February 2023; and
•an increase in other transaction revenue primarily due to Base revenue, resulting from the launch of Base in the third quarter of 2023.

Subscription and services revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Stablecoin revenue	$197,317	$198,898	$(1,581)	(1)
Blockchain rewards	150,929	73,749	77,180	105
Interest and finance fee income(1)	66,663	43,313	23,350	54
Custodial fee revenue	32,341	17,043	15,298	90
Other subscription and services revenue(1)	63,686	28,682	35,004	122
Total subscription and services revenue	$510,936	$361,685	$149,251	41
__________________
(1)Prior period amounts were recast to conform to current period presentation. See Note 5. Revenue of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Subscription and services revenue increased for the three months ended March 31, 2024 as compared to 2023, primarily due to:
•Stablecoin revenue remained flat year over year due to offsetting trends. Revenue was negatively impacted due to lower off-platform USDC market capitalization, however this reduction was offset by higher interest rates, which rose 84 basis points, and a new arrangement with the issuer of USDC;
•an increase in blockchain rewards, driven by higher average crypto asset prices, resulting in an increase of $51.2 million, with the remainder due to an increase in native units staked;
•an increase in interest and finance fee income due to $11.6 million in interest income generated on customer custodial cash primarily as a result of higher average earned interest rates, which were up 84 basis points, and higher finance fees driven by increased demand for our Prime Financing products;
•an increase in custodial fee revenue of $17.1 million due to an increase of $75.5 billion in average crypto assets under custody as a result of higher asset prices and $7.5 million of net native unit inflows, partially offset by a $9.3 million decrease in fee rates; and
•an increase in other subscription and services revenue due to a $17.0 million increase from developer products as a result of higher average crypto asset prices, and an increase of $11.8 million in Coinbase One revenue driven by an increase of 136% in paid subscribers.
Other revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Corporate interest and other income	$49,893	$36,131	$13,762	38
Total other revenue	$49,893	$36,131	$13,762	38
Other revenue increased for the three months ended March 31, 2024 as compared to 2023, primarily due to higher average earned interest rates on corporate balances, which rose 88 basis points, as well as higher average corporate balances.

Operating expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Transaction expense	$217,407	$96,369	$121,038	126
Technology and development	357,863	358,031	(168)	—
Sales and marketing	98,585	63,976	34,609	54
General and administrative	287,236	248,761	38,475	15
Gains on crypto assets held for operations, net	(86,358)	—	(86,358)	100
Crypto asset impairment, net	—	17,962	(17,962)	(100)
Restructuring	—	144,489	(144,489)	(100)
Other operating expense (income), net	2,376	(33,184)	35,560	(107)
Total operating expenses	$877,109	$896,404	$(19,295)	(2)
In order to achieve our goal of positive Adjusted EBITDA for the remainder of 2024, we are committed to being adaptable and responsive to overall macro market conditions and revenue opportunities. We plan to dynamically adjust our expense base, increasing or decreasing it as needed, especially with respect to certain variable expenses. In the second quarter of 2024, we expect technology and development and general and administrative expenses to grow due to increased customer support and infrastructure expenses associated with higher trading volumes. Additionally, we expect sales and marketing expenses to grow significantly as compared to the first quarter of 2024, primarily driven by USDC customer rewards and seasonally higher NBA sponsorship related spend.
Transaction expense

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Blockchain rewards fees	$105,454	$52,610	$52,844	100
Payment processing and account verification	35,482	24,411	11,071	45
Transaction reversal losses	19,974	11,758	8,216	70
Miner fees	33,340	6,157	27,183	441
Other	23,157	1,433	21,724	nm
Total transaction expense	$217,407	$96,369	$121,038	126
__________________
nm - not meaningful

Transaction expense increased for the three months ended March 31, 2024 as compared to 2023, primarily due to:
•an increase in blockchain rewards fees, which increased in line with blockchain rewards revenue;
•an increase in payment processing and account verification fees reflecting higher Trading Volume of 115%, and growth in new customer sign up activity;
•an increase in transaction reversal losses driven by the increased transaction revenue. Despite the increase, the transaction reversal loss as a percentage of transaction revenue decreased driven by our efforts to optimize our fraud monitoring processes;

•an increase in miner fees primarily driven by $20.1 million attributed to higher average crypto asset prices and increased blockchain transmission volumes from both customer withdrawals and corporate wallet movements, as well as higher blockchain network fees, such as Ethereum gas prices which rose 39%; and
•an increase in other largely due to higher transaction rebates and incentives earned by institutional customers.
Technology and development expense

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Personnel-related	$266,581	$243,013	$23,568	10
Website hosting and infrastructure expenses	49,873	57,005	(7,132)	(13)
Amortization expense	23,972	33,608	(9,636)	(29)
Other	17,437	24,405	(6,968)	(29)
Total technology and development expenses	$357,863	$358,031	$(168)	—
Technology and development expenses remained flat for the three months ended March 31, 2024, as compared to 2023, as higher personnel-related expenses were offset by decreased website hosting and infrastructure expenses, amortization expense, and other, where no individual material changes were noted. Personnel-related expenses were higher due to an increase in stock-based compensation expense as a result of the 2023 annual employee equity awards being granted at a lower stock price as compared to the 2024 annual employee equity awards.
Sales and marketing expense

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Personnel-related	$35,492	$32,881	$2,611	8
Marketing programs	25,700	21,106	4,594	22
USDC rewards	26,562	3,207	23,355	728
Other	10,831	6,782	4,049	60
Total sales and marketing expenses	$98,585	$63,976	$34,609	54
Sales and marketing expenses increased for the three months ended March 31, 2024, as compared to 2023, primarily due to higher USDC rewards payouts driven by growth in on-platform USDC balances.
There were no material changes to note within personnel-related expense, marketing programs, or other.

General and administrative expense

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Personnel-related (excluding customer support)	$137,470	$125,449	$12,021	10
Customer support	39,364	31,885	7,479	23
Professional services	38,391	34,313	4,078	12
Other	72,011	57,114	14,897	26
Total general and administrative expenses	$287,236	$248,761	$38,475	15
General and administrative expenses increased for the three months ended March 31, 2024, as compared to 2023, primarily due to:
•higher personnel-related expenses driven by increased stock-based compensation expense as a result of the 2023 annual employee equity awards being granted at a lower stock price as compared to the 2024 annual employee equity rewards;
•an increase in customer support costs as a result of increased capacity needs. Our capacity needs may increase in periods following higher Trading Volumes; and
•an increase in legal costs included within other.
There were no material changes to note within professional services expense.
Gains on crypto assets held for operations, net

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Gains on crypto assets held for operations, net	$(86,358)	$—	$(86,358)	100
Gains on crypto assets held for operations, net was $86.4 million for the three months ended March 31, 2024. Of the total, $57.0 million represented realized gains recognized on crypto assets sold during the period, with the remaining attributed to unrealized gains on our crypto assets held for operations.
Crypto asset impairment, net

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Gross crypto asset impairment expense	$—	$28,935	$(28,935)	(100)
Recoveries	—	(10,973)	10,973	(100)
Total crypto asset impairment, net	$—	$17,962	$(17,962)	(100)
Crypto asset impairment expense, net was $18.0 million for the three months ended March 31, 2023, driven by gross crypto asset impairments from the challenging crypto market conditions offset in part by expense recoveries as we sold previously impaired assets at recovered prices. There was no crypto asset impairment, net for the three months ended March 31, 2024 as a result of our adoption of ASU 2023-08.

Restructuring expense
Restructuring expense was $144.5 million for the three months ended March 31, 2023 and was driven by separation pay, stock-based compensation expense relating to the acceleration of the vesting of outstanding equity awards in accordance with the terms of such awards, and other personnel costs related to the workforce reduction in January 2023. There were no restructuring expenses for the three months ended March 31, 2024.
Other operating expense (income), net

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Platform-related incidents and losses	$195	$2,392	$(2,197)	(92)
Losses (gains) on derivatives, net	1,579	(37,096)	38,675	(104)
Other	602	1,520	(918)	(60)
Total Other operating expense (income), net	$2,376	$(33,184)	$35,560	(107)
Changes in other operating expense (income), net for the three months ended March 31, 2024 as compared to 2023 were primarily due to losses (gains) on derivatives, net. Gains on derivatives, net was $37.1 million for the three months ended March 31, 2023 which reflected crypto assets realized gains recognized offset by net realized losses on the settlement of crypto asset futures. There were no material changes within losses (gains) on derivatives, net for the three months ended March 31, 2024. See Note 13. Derivatives of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
There were no material changes to note within platform-related incidents and losses or other.
Interest expense

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Interest expense	$19,071	$21,536	$(2,465)	(11)
There were no material changes to note within interest expense for the three months ended March 31, 2024 as compared to 2023.
Gains on crypto assets held for investment, net

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Gains on crypto assets held for investment, net	$(650,429)	$—	$(650,429)	100
Gains on crypto assets held for investment, net was $650.4 million for the three months ended March 31, 2024. Of the total, $633.4 million represented gains from the fair value remeasurement of our crypto assets held for investment.

Other (income) expense, net

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Foreign exchange losses, net	$1,651	$13,878	$(12,227)	(88)
Strategic investment losses, net	849	6,319	(5,470)	(87)
Gains on crypto asset loan receivables	(25,526)	—	(25,526)	100
Gains on other financial instruments, net	(13,186)	—	(13,186)	100
Other	(9,393)	68	(9,461)	nm
Total other (income) expense, net	$(45,605)	$20,265	$(65,870)	(325)
__________________
nm - not meaningful

Other (income) expense, net changed for the three months ended March 31, 2024, as compared to 2023, primarily due to:
•a decrease in net foreign exchange losses due to improvements in foreign exchange risk management;
•unrealized fair value remeasurement gains on crypto asset loans to customers issued from our crypto assets held for investment portfolio; and
•unrealized fair value remeasurement gains on other financial instruments.
There were no material changes to note within strategic investment losses, net or other.

Provision for (benefit from) income taxes

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)		(in thousands)
Provision for (benefit from) income taxes	$261,179	$(86,780)	$347,959	(401)
Provision for income taxes increased for the three months ended March 31, 2024 as compared to 2023 primarily due to the tax provision on an increase in pretax income, partially offset by additional tax benefits from stock-based compensation.
Non-GAAP Financial Measure
In addition to our results determined in accordance with GAAP, we believe Adjusted EBITDA, a non-GAAP financial performance measure, is useful information to help investors evaluate our operating performance because it: enables investors to compare this measure and component adjustments to similar information provided by peer companies and our past financial performance; provides additional company-specific adjustments for certain items that may be included in income from operations but that we do not consider to be normal, recurring, operating expenses (or income) necessary to operate our business given our operations, revenue generating activities, business strategy, industry, and regulatory environment; and provides investors with visibility to a measure management uses to evaluate our ongoing operations and for internal planning and forecasting purposes.

Limitations of Adjusted EBITDA
We believe that Adjusted EBITDA may be helpful to investors for the reasons noted above. However, Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. There are a number of limitations related to Adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent of Adjusted EBITDA. Some of these limitations are that Adjusted EBITDA excludes:
•provision for (benefit from) income taxes;
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
•net gains or losses on our crypto assets held for investment, net, after the adoption of ASU 2023-08;
•non-recurring lease charges, which represent a non-recurring fee and write-off related to an early lease termination;
•impairment on crypto assets still held, net, which represents impairment on crypto assets still held and is a non-cash expense, prior to the adoption of ASU 2023-08;
•Other (income) expense, net, which represents realized and unrealized foreign exchange gains or losses, gains or losses on strategic investments, and other non-operating income and expense activity; and
•the impact of restructuring, which is not related to normal operations but impacted our results in 2023.
In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our disclosure of Adjusted EBITDA as a tool for comparison. A reconciliation is provided below for Adjusted EBITDA to Net income (loss), the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of Adjusted EBITDA to Net income (loss), and not to rely on any single financial measure to evaluate our business.
Revised Definition of Adjusted EBITDA
During the first quarter of 2024, we revised our definition of Adjusted EBITDA as follows and recast prior periods for comparability:
•to adjust for other (income) expense, net in total, as the entire line item represents non-operating activity, and as a majority of the activity recorded in Other (income) expense, net had been included in the calculation of Adjusted EBITDA previously in separate rows while this combined presentation is more streamlined and easily reconciled to the Condensed Consolidated Statements of Operations;

•to revise our definition of Adjusted EBITDA to remove the adjustment for crypto asset borrowing costs on Prime Financing, as even though these costs are akin to interest expense on debt, we believe they represent normal, recurring, operating expenses necessary to expand and grow Prime Financing; and
•to revise our definition of Adjusted EBITDA to change what is adjusted with respect to gains and losses on crypto assets in connection with the adoption of ASU 2023-08, adjusting post-adoption only for gains and losses on crypto assets held for investment, as they do not represent normal, recurring, operating expenses (or income) necessary to operate our business.
The following table provides a reconciliation of Net income (loss) to Adjusted EBITDA. The prior period comparative reconciliation has been updated to conform to the current period presentation:

	Three Months Ended March 31,
	2024	2023
	(thousands)
Net income (loss)	$1,176,245	$(78,896)
Adjusted to exclude the following:
Provision for (benefit from) income taxes	261,179	(86,780)
Interest expense	19,071	21,536
Depreciation and amortization	29,327	41,208
Stock-based compensation	224,504	198,860
Gain on crypto assets held for investment, net (post-adoption of ASU 2023-08)	(650,429)	—
Non-recurring lease charges	—	13,866
Impairment on crypto assets still held, net (pre-adoption of ASU 2023-08)	—	12,085
Other (income) expense, net	(45,605)	20,265
Restructuring	—	144,489
Adjusted EBITDA	$1,014,292	$286,633

Revised definition no longer adjusts for:
Crypto asset borrowing costs		$1,520
Other impairment expense		5,527
Revised definition newly adjusts for:
Additional other (income) expense, net(1)		(10,028)
Adjusted EBITDA, previous definition		$283,652
__________________
(1)Represents the portion of Other (income) expense, net that was not previously included as an adjustment to arrive at Adjusted EBITDA.
Liquidity and Capital Resources
There have been no material changes to our liquidity and capital resources from those presented in our Annual Report on Form 10-K for the year ended December 31, 2023, other than those described below.
We continue to believe our existing cash and cash equivalents and USDC will be sufficient in both the short and long term to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements. Our ability to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including market acceptance of crypto assets and blockchain technology, our growth, our ability to attract and retain customers on our platform, the continuing market acceptance of our products and services, the introduction of new subscription products and services on our platform, expansion of sales and marketing activities, and overall economic conditions. We anticipate satisfying our short-term cash requirements with our existing cash and cash equivalents and USDC and with future cash flows from operations and may satisfy our long-term cash requirements additionally with proceeds from a future equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.
In January 2023, S&P Global Ratings announced a downgrade of our issuer credit rating and senior unsecured debt from BB to BB-, and Moody’s Investors Service (“Moody’s”) announced a downgrade of our Corporate Family Rating (“CFR”) to B2 from Ba3 and downgraded our guaranteed senior unsecured notes to B1 from Ba2. As of March 31, 2024, our credit ratings with S&P Global Ratings and Moody’s remain unchanged from these downgraded levels. A downgrade of our credit rating may adversely affect our ability to raise additional financing, and any future debt offerings or credit arrangements we propose to enter into may be on less favorable terms or terms that may not be acceptable to us.
Cash and cash equivalents, restricted cash, and USDC
As of March 31, 2024 and December 31, 2023, our cash and cash equivalents, restricted cash, and USDC balances consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents:
Cash equivalents(1)	$3,037,792	$3,682,917
Cash held at banks	3,548,842	1,367,643
Cash held at venues	124,766	88,791
Total cash and cash equivalents	$6,711,400	$5,139,351

Restricted cash(2)	$33,499	$22,992

USDC(3):
USDC loaned(4)	$268,345	$205,645
USDC pledged as collateral(4)	221,827	29,577
USDC not loaned or pledged	370,497	340,806
Total USDC	$860,669	$576,028
__________________
(1)Cash equivalents consists of money market funds denominated in U.S. dollars.
(2)Restricted cash consists primarily of amounts held in restricted bank accounts at certain third-party banks as security deposits.
(3)USDC is a stablecoin redeemable on a one-to-one basis for U.S. dollars. While not accounted for as cash or cash equivalents, we treat our USDC holdings as a liquidity resource.
(4)USDC loaned represents loaned assets that do not meet the criteria for derecognition on our Condensed Consolidated Balance Sheets. USDC pledged as collateral represents assets pledged as collateral that do not meet derecognition criteria against our crypto asset borrowings on our Condensed Consolidated Balance Sheets. See Note 6. Collateralized Arrangements and Financing of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Debt
On March 18, 2024, we issued $1.3 billion in aggregate principal amount of convertible senior notes that mature on April 1, 2030 (“2030 Convertible Notes”), unless converted, redeemed or repurchased on an earlier date. As of March 31, 2024, we held $4.3 billion in aggregate principal amount of debt, including the 2030 Convertible Notes as well as $1.3 billion in aggregate amount of convertible senior notes that mature on June 1, 2026 (“2026 Convertible Notes”), $1.0 billion in aggregate amount of senior notes that mature on October 1, 2028 (“2028 Senior Notes”), and $0.7 billion in aggregate amount of senior notes that mature on October 1, 2031 (“2031 Senior Notes”).
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
Crypto assets
We hold crypto assets for investment, operating, borrowing, and as collateral held against institutional customer loans. Effective January 1, 2024, we adopted ASU 2023-08 using a modified retrospective approach and recognized an associated fair value adjustment of $739.5 million on the crypto assets we held at that time. This adjustment caused the carrying values of the crypto assets we already held at the time to reflect their fair values and as such, this adjustment does not represent additional capital resources generated during the first quarter of 2024.
Crypto assets held for investment, net
We view our crypto assets investments as long term holdings and we do not plan to engage in regular trading of crypto assets. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets held for investment, varying based on the future fair value of such crypto assets.
Crypto assets held for operations, net
We primarily receive crypto assets held for operations as revenue for transaction revenue, blockchain rewards, custodial fee revenue, and other subscriptions and services revenue. Our intent is to convert crypto assets received as a form of payment to cash nearly immediately or use these crypto assets to fulfill corporate expenses. During times of instability in the crypto assets market, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets held for operations are considered less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
Crypto assets borrowed and borrowings
We borrow crypto assets from eligible institutional customers. These borrowings generally have open-ended terms or have a term of less than one year. We are required to maintain a collateral to loan ratio per our borrowing agreements. Any significant change in crypto asset prices could impact the value of the crypto assets borrowed or the value of crypto assets collateral. If crypto assets prices rise, we will post additional collateral to maintain required collateral loan ratios. We were in compliance with all collateral requirements as of March 31, 2024. See Note 6. Collateralized Arrangements and Financing of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional details relating to crypto assets borrowed and borrowings.
Crypto assets held as collateral
Crypto assets held as collateral represent institutional customers’ crypto assets pledged as collateral on Prime Financing loans, to which we have contractual rights to sell, pledge, or rehypothecate. As Prime Financing grows, we will continue to evaluate how to best utilize these resources to help fund the growth of this business.
Customer assets
Our business model does not expose us to liquidity risk if we have excessive redemptions or withdrawals from customers. We do not use customer crypto assets as collateral for any loan, margin, rehypothecation, or other similar activities without their consent to which we or our affiliates are a party. As of March 31, 2024, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. See Risk Factors–Depositing and withdrawing crypto assets into and from our platform involves risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely impact our business included in Part II, Item 1A of this Quarterly Report on Form 10-Q for further information.
Cash requirements and contractual obligations
There have been no material changes in our cash requirements and contractual obligations since those presented in our Annual Report on Form 10-K for the year ended December 31, 2023, other than the issuance of additional long-term debt noted above. See Notes 11. Accrued Expenses and Other Current Liabilities, 12. Long-Term Debt, 17. Income Taxes and 19. Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional details relating to our short and long term material cash requirements and contractual obligations as of March 31, 2024.
Cash flows
The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$411,485	$463,078
Net cash used in investing activities	(125,681)	(26,080)
Net cash provided by financing activities	1,927,721	460,129
Net increase in cash, cash equivalents, and restricted cash	$2,213,525	$897,127
Effect of exchange rates on cash, cash equivalents, and restricted cash	$(21,186)	$11,377
Change in customer custodial cash	$609,802	$314,277
Operating activities
Our largest source of cash provided by operations are revenues generated from transaction fees. Our primary uses of cash from operating activities include payments to employees for compensation, payments for website hosting and infrastructure services, professional services, and outsourced customer and support costs.
Net cash provided by operating activities decreased by $51.6 million for the three months ended March 31, 2024 as compared to 2023 primarily due to:
•a $796.8 million increase in cash used to purchase USDC to facilitate growth in Prime Financing and to use as a liquidity resource in the normal course of operations; and
•a $114.9 million increase in cash used for annual employee performance compensation given our strong financial performance during the prior year; offset in part by
•an increase in cash collected from customers as a result of the $865.0 million increase in total revenue.
Investing activities
Net cash used in investing activities increased by $99.6 million for the three months ended March 31, 2024 as compared to 2023 primarily due to:
•a $128.0 million increase in cash used towards the origination of fiat loans, net of repayments due to growth in Prime Financing; offset in part by

•a $43.3 million decrease in cash used as a result of the prior year period cash payment for the settlement of crypto asset futures, which did not recur in the current period as we have not engaged in any corporate investment hedging strategies.
Financing activities
Net cash provided by financing activities increased by $1.5 billion for the three months ended March 31, 2024 as compared to 2023 primarily due to:
•a $1.1 billion increase in cash due to proceeds from the issuance of the convertible senior notes due 2030, net of cash paid for associated capped calls; and
•a $206.7 million net increase of fiat collateral pledged by institutional customers related to Prime Financing loans that we have the right to sell, pledge or rehypothecate.
Critical Accounting Estimates
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2024.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk to our Financial Statements associated with the effect of changes in market factors, including risks associated with interest rates, foreign currency, derivatives, equity investments, and crypto assets. These assets, liabilities, and equities are held for purposes other than trading. There have been no material changes to our market risk exposures from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2023, except as described below.
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
In addition to the exposures described above, we hold crypto assets for various reasons and, effective January 1, 2024, we adopted ASU 2023-08, which changed how we value crypto assets held on our Condensed Consolidated Balance Sheets as of March 31, 2024. As of March 31, 2024, we held crypto assets as follows: $1.5 billion held for investment, $150.6 million held for operations, $231.3 million which were borrowed, and $106.6 million held as collateral. See Note 2. Summary of Significant Accounting Policies of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of these different categories of assets.
Crypto assets held for investment are primarily held as long-term holdings, and historically, we have not attempted to reduce our market risk exposure associated with these crypto assets. Crypto asset prices have been volatile, as demonstrated by the one year historical volatility of Bitcoin and Ethereum of approximately 50% implied from the annualized standard deviation of daily price returns observed in the past 24 months. A hypothetical 50% increase or decrease in crypto assets prices as of March 31, 2024 and December 31, 2023 would result in a $761.2 million and $514.0 million impact, respectively, to the value of our Crypto assets held for investment and would have, under ASU 2023-08, been reflected as a gain or loss on our Condensed Consolidated Statements of Operations.
Our market risk exposure on all remaining categories of crypto assets that we hold is limited, either due to their short-term nature or to naturally offsetting positions. Crypto assets held for operations are received as a form of payment that are converted to cash nearly immediately or used timely to fulfill corporate expenses and therefore are subject to limited market risk. Our market risk exposure on crypto assets borrowed and crypto assets held as collateral is limited through naturally offsetting positions of the crypto asset borrowings and obligation to return collateral which contain embedded derivatives that are remeasured each reporting period. A hypothetical 50% increase or decrease in crypto asset prices as of March 31, 2024 and December 31, 2023 applied to the value of these remaining crypto assets positions would not have a material impact on our Condensed Consolidated Financial Statements.
Market volatility associated with derivatives
We have exposure to derivatives measured and recorded at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility. In certain market conditions, we may opportunistically employ derivative strategies within a disciplined risk management framework to attempt to hedge our exposure to foreign currency or crypto assets positions that are not receivable, payable, or borrowing positions but rather direct crypto assets held for investment or operations. We did not have any such positions as of March 31, 2024 or December 31, 2023. Our remaining derivative positions, including all of those held during the periods presented, arise from our operations and reflect a strategy of largely mitigating these remaining exposures through naturally offsetting positions, regardless of whether hedge accounting is achieved.
Our market risk exposure on derivative crypto asset borrowings and obligations to return crypto asset collateral is naturally offset, at least in part, by the associated non-derivative crypto assets borrowed, crypto assets held as collateral, and crypto asset loan receivables originated with borrowed assets, all of which are recorded and held at their fair values. As of March 31, 2024 and December 31, 2023, our gross derivative exposures were liabilities of $379.4 million and $63.0 million, respectively, while our net exposures after considering the naturally offsetting non-derivative positions, were assets of $0.0 million and $0.1 million, respectively. The impact of changes in the fair values of these derivatives on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, were losses of $127.1 million and $0.2 million, respectively, when considered gross, or $0.0 million and $0.2 million, respectively, when considered net of the impact of the naturally offsetting non-derivative positions. The gains and losses on derivatives can be found within our Condensed Consolidated Statements of Operations in the locations shown in Note 13. Derivatives, while the impact of the naturally offsetting non-derivative positions can be found in Transaction expense. As of March 31, 2024 and December 31, 2023, a 10% increase or decrease in the fair value of these derivative positions, after considering the associated naturally offsetting positions, would not have a material impact on our Condensed Consolidated Financial Statements.
Our market risk exposure to derivatives arising from crypto asset denominated accounts receivable and other payables denominated in crypto assets represents unmitigated exposure. However, these assets and liabilities are short-term in nature. As of March 31, 2024 and December 31, 2023, our exposures, on a gross basis as the receivables and payables may be unrelated, were $97.3 million and $65.1 million, respectively. The impact of changes in the fair values of these derivatives on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, were gains of $12.1 million and $5.6 million, respectively. The gains and losses on these derivatives can be found within our Condensed Consolidated Statements of Operations in the locations shown in Note 13. Derivatives. As of March 31, 2024 and December 31, 2023, a 10% increase or decrease in the fair value of these derivative positions would not have a material impact on our Condensed Consolidated Financial Statements.
For more information on our derivatives, see Notes 2. Summary of Significant Accounting Policies, 6. Collateralized Arrangements and Financing, 7. Accounts Receivable, Net, 10. Other Current and Non-Current Assets, 11. Accrued Expenses and Other Current Liabilities, and 13. Derivatives, of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material legal proceedings in which we are involved, see Note 19. Commitments and Contingencies, in the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
The price of crypto assets and associated demand for buying, selling, and trading crypto assets have historically been subject to significant volatility. For instance, in 2017, the value of certain crypto assets, including Bitcoin, experienced steep increases in value, and our customer base expanded worldwide. The increases in value of certain crypto assets, including Bitcoin, from 2016 to 2017, and then again in 2021, were followed by a steep decline in 2018 and again in 2022, which adversely affected our net revenue and operating results. While the value of crypto assets, including Bitcoin, have recovered during the first quarter of 2024, if the value of crypto assets and transaction volume decline in the future, our ability to generate revenue may suffer and customer demand for our products and services may decline, which could adversely affect our business, operating results and financial condition and cause the price of our Class A common stock to decline. The price and trading volume of any crypto asset is subject to significant uncertainty and volatility, depending on a number of factors, including:
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
While we support a diverse portfolio of crypto assets for trading, staking and custody, our net revenue is concentrated in a limited number of areas, such as transactions in Bitcoin and Ethereum for transaction revenue and stablecoin revenue in connection with USDC for subscription and services revenue. Since 2022, we have derived a more meaningful amount of our net revenue from subscription and services revenue, primarily due to stablecoin revenue in connection with USDC, than we have historically. For the three months ended March 31, 2024 and the year ended December 31, 2023, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove approximately 46% and 54% of total Trading Volume on our platform during these periods, respectively. In addition to the factors impacting the broader cryptoeconomy described in this section, our revenue may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
The level of prevailing short-term interest rates affects our profitability because we derive a large portion of our revenue from interest earned from funds deposited with us by our customers which we hold on their behalf in custodial accounts at banks and from stablecoin revenue, which is derived from interest earned on USDC reserve balances. Higher interest rates increase the amount of interest and finance fee income and stablecoin revenue earned from these activities. When short-term interest rates decline, our revenue derived from interest correspondingly declines, which negatively impacts our profitability. Further, because stablecoin revenue from USDC has become an increased portion of our subscription and services revenue, if interest rates were to significantly decline from levels reached in the current interest rate environment, our net revenue could decline. Conversely, when interest rates increase, investors may choose to shift their asset allocations, which could negatively impact our stock price or the cryptoeconomy more generally.

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
Presently, and in the future, various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the cryptoeconomy generally, and crypto asset platforms in particular. Other companies’ failures of risk management and other control functions that played a role in the 2022 Events could accelerate an existing regulatory trend toward stricter oversight of crypto asset platforms and the cryptoeconomy. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the cryptoeconomy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. For example, in April 2023, the SEC reopened a comment period for amendments to Rule 3b-16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that could subject several cryptoeconomy participants and systems to registration or other operational compliance requirements under the Exchange Act. If the SEC’s proposed amendment is adopted in its current form, we, along with other cryptoeconomy participants, could face significant additional uncertainty and risk of increased operational costs. In November 2023, the New York Department of Financial Services (“NYDFS”) adopted guidance regarding the policies and procedures required for virtual currency business entities licensed in New York, such as Coinbase, Inc. This guidance and other applicable state law guidance regarding virtual currency business activity could result in changes to our business in such states as well as the risk of increased operational costs and the risk of enforcement actions. If we are unable to comply with any new requirements, our ability to offer our products and services in their current form may be adversely affected. Additionally, under recommendations from the Financial Crimes Enforcement Network (“FinCEN”), and the Financial Action Task Force (“FATF”), the United States and several foreign jurisdictions have or are likely to impose the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may face substantial costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. In October 2023, FinCEN released a proposed rule that identifies virtual currency “mixing” as a class of transactions of primary money laundering concern and imposes heightened recordkeeping and reporting obligations for financial institutions with respect to those transactions. There are substantial uncertainties regarding the scope of these requirements in practice, and we may face substantial costs to operationalize and comply with these rules.
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
Due to our business activities, we are subject to ongoing examinations, oversight, and reviews and currently are, and expect in the future, to be subject to investigations and inquiries, by U.S. federal and state regulators and foreign financial service regulators, many of which have broad discretion to audit and examine our business. We are periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have, are, and may in the future require us to take certain actions, including amending, updating, or revising our compliance measures from time to time, limiting the kinds of customers that we provide services to, changing, terminating, or delaying our licenses and the introduction of our existing or new product and services, and undertaking further external audit or being subject to further regulatory scrutiny, including investigations and inquiries. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business, as well as increased costs, and supervision and examination for ourselves, our agents, and service providers. For example, in June 2023, the SEC filed a complaint in the U.S. District Court for the Southern District of New York (the “District Court”) against us and Coinbase, Inc. alleging that (i) Coinbase, Inc. has acted as an unregistered securities exchange, broker, and clearing agency in violation of Sections 5, 15(a) and 17A(b) of the Exchange Act and that, through its staking program, Coinbase, Inc. has offered and sold securities without registering its offers and sales in violation of Sections 5(a) and 5(c) of the Securities Act of 1933, as amended (the “Securities Act”), and (ii) we are liable for the alleged violations as an alleged control person of Coinbase, Inc. (the “June 2023 SEC Complaint”). Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.

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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. For example, in January 2023, we settled a NYDFS compliance investigation for a monetary penalty of $50.0 million and a separate commitment to make $50.0 million in compliance program investments by the end of 2024. In June 2023, the SEC filed the June 2023 SEC Complaint, in connection with which the SEC is seeking, among other relief, injunctive relief, disgorgement, and civil money penalties, and we and Coinbase, Inc. subsequently filed an answer to the June 2023 SEC Complaint. In August 2023, we and Coinbase, Inc. also filed a motion for judgment on the pleadings. In October 2023, the SEC filed its response and we and Coinbase, Inc. filed our reply. Oral argument took place on January 17, 2024 and on March 27, 2024, the District Court denied in part and granted in part our motion for judgement on the pleadings. Subsequently, on April 12, 2024, we and Coinbase, Inc. filed a motion with the District Court seeking certification of an interlocutory appeal to the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”). The impact of the litigation relating to the June 2023 SEC Complaint, including the costs, timing, results and other potential consequences thereof, are unknown at this time. An adverse resolution of the June 2023 SEC Complaint could have a material impact on our business, operating results and financial condition. Additionally, we are currently subject to securities class actions and shareholder derivative actions. Furthermore, in June 2023, we and Coinbase, Inc. were issued notices, show-cause orders, and cease-and-desist letters, and became the subject of various legal actions initiated by U.S. state securities regulators in the states of Alabama, California, Illinois, Kentucky, Maryland, New Jersey, South Carolina, Vermont, Washington and Wisconsin alleging violations of state securities laws with respect to staking services provided by Coinbase, Inc. (the “State Staking Actions”). In July 2023, we and Coinbase, Inc. entered into agreements with state securities regulators in California, New Jersey, South Carolina and Wisconsin, pursuant to which customers in those states will no longer be able to stake new funds, in each case pending final adjudication of the matters. In October 2023, we and Coinbase, Inc. entered into a similar agreement with the Maryland state securities regulator. For a description of certain such litigation, regulatory investigations, and other proceedings, see Note 19. Commitments and Contingencies, of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
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
Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include decentralized applications, DeFi, yield farming, non-fungible tokens (“NFTs”), play-to-earn games, lending, staking and re-staking, token wrapping, governance tokens, innovative programs to attract customers such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, “layer 2” blockchain networks, and novel cryptocurrency fundraising and distribution schemes, such as “initial exchange offerings.” We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. For example, disruptive technologies such as generative AI may fundamentally alter the use of our products or services in unpredictable ways. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our customer base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract customers, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain customers, including large, institutional, high-frequency and high-volume traders. As a result, we expect to incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our business and our ability to successfully compete, to retain existing customers, and to attract new customers may be adversely affected.
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
The SEC and its staff have taken the position that a range of crypto assets, products and services fall within the definition of a “security” under the U.S. federal securities laws. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset, product, or service is a security or constitutes a securities offering under federal securities laws is ultimately determined by a federal court. The legal test for determining whether any given crypto asset, product, or service is an investment contract security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. and whether any given crypto asset, product, or service is a note in the 1990 Supreme Court case Reves v. Ernst & Young. The legal tests for determining whether any given crypto asset, product, or service is a security requires a highly complex, fact-driven analysis. Accordingly, whether any given crypto asset, product or service would be ultimately deemed to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed a “security” or “securities offering” under applicable laws. The SEC generally does not provide advance guidance or confirmation on its assessment of the status of any particular crypto asset, product, or service as a security. Furthermore, in our view, statements by the SEC and its staff have appeared contradictory at times. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the approach to enforcement by the SEC and its staff.
The SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019. The SEC has also recently brought enforcement actions and entered into settlements with numerous cryptoeconomy participants alleging that certain digital assets are securities, including the June 2023 SEC Complaint. These statements, framework and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. There is currently no certainty under the SEC’s application of the applicable legal test as to whether particular crypto assets, products or services are not securities. Moreover, the SEC and the Commodities Futures Trading Commission (the “CFTC”) and their senior officials have, at times, taken conflicting positions in speeches and enforcement actions as to whether a particular crypto asset is a security or commodity.
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
We have policies and procedures to analyze whether each crypto asset that we seek to facilitate trading on Coinbase Spot Market, as well as our products and services, could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which we use to make a risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed a “security” under applicable laws.
Because Coinbase Spot Market, Coinbase Prime and Coinbase app are not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), we only permit trading of those crypto assets, and offer products and services, for which we determine there are reasonably strong arguments to conclude that the crypto asset, product or service is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance on crypto assets, products and services and to facilitate informed risk-based business judgment. In addition, as we shared in our petition for SEC rulemaking, we remain open to registering or relying on an exemption to facilitate and offer the sale of crypto asset securities. We recognize that the application of securities laws to the specific facts and circumstances of crypto assets, products and services may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. Regardless of our conclusions, we have been, and could in the future be, subject to legal or regulatory action in the event the SEC or a state or foreign regulatory authority were to assert, or a court were to determine, that a supported crypto asset, product or service offered, sold, or traded on our platform or a product or service that we offer is a “security” under applicable laws. There can be no assurance that we will properly characterize over time any given crypto asset, product or service offering as a security or non-security, or that the SEC, foreign regulatory authority, or a court having final determinative authority on the topic, if the question was presented to it, would agree with our assessment. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, legislative developments, facts, and developments in technology. In June 2023, the SEC filed the June 2023 SEC Complaint. We and Coinbase, Inc. subsequently filed an answer to the June 2023 SEC Complaint in June 2023. In August 2023, we and Coinbase, Inc. also filed a motion for judgment on the pleadings. In October 2023, the SEC filed its response and we and Coinbase, Inc. filed our reply. Oral argument took place on January 17, 2024 and on March 27, 2024, the District Court denied in part and granted in part our motion for judgement on the pleadings. Subsequently, on April 12, 2024, we and Coinbase, Inc. filed a motion with the District Court seeking certification of an interlocutory appeal to the Court of Appeals. Additionally, in June 2023, we and Coinbase, Inc. became the subject of the State Staking Actions.
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
Crypto assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the crypto assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the crypto assets held in such a wallet. To the extent that any of the private keys relating to our wallets containing crypto assets held for our own account or for our customers is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the crypto assets held in the related wallet. Further, we cannot provide assurance that our wallets will not be hacked or compromised. Crypto assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ crypto assets could adversely affect our customers’ ability to access or sell their crypto assets, require us to reimburse our customers for their losses, and subject us to significant financial losses in addition to losing customer trust in us and our products. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. We have for years maintained, and continue to maintain, a commercial crime insurance policy, which has a one-year term without automatic renewals. The crypto insurance market is limited, and therefore, the level of insurance maintained by us may not be available or sufficient to protect us or our customers from all possible losses or sources of losses, and such losses may exceed our remaining assets, which could cause our business, operating results, and financial condition to be adversely impacted in the event of such uninsured loss.
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

Laws and regulations regarding conflicts of interest associated with the use of predictive data analytics, digital engagement practices, and similar technologies, if adopted and found to be applicable to our business, may require us to modify, limit, or discontinue our use of certain technologies and features contained within our products and services and may impact the way that we interact with existing and prospective customers, which could adversely affect our business, operating results, and financial condition.
We utilize a variety of predictive data analytics, digital engagement practices, and similar technologies in connection with certain of our products and services, such as recommendations, notifications, educational content, and relevant news, which are primarily designed to promote financial literacy and awareness and to provide customers with guidance and information to help them make better informed decisions about their crypto activity. Certain jurisdictions have proposed or are considering laws and regulations regarding conflicts of interest associated with the use of predictive data analytics, digital engagement practices, and similar technologies by broker-dealers, investment advisers and/or other securities market participants. For example, in July 2023 the SEC proposed rules (the “July 2023 Rule Proposals”) that would impose new obligations on broker-dealers and investment advisers registered, or required to be registered, with the SEC with respect to conflicts of interest associated with the use of predictive data analytics and similar technologies when interacting with investors. We do not believe that the July 2023 Rule Proposals, if adopted as proposed, would apply to our business, although the SEC has alleged in the June 2023 SEC Complaint that we have acted as an unregistered broker. If the July 2023 Rule Proposals were to be adopted (as proposed or otherwise) and found to apply to our business, or if similar rules were to be adopted and found to apply to our business in any other jurisdiction in which we operate, we may be required to modify, limit, or discontinue our use of certain technologies and features contained within our products and services and/or to change the way that we interact with existing and prospective customers. The adoption of such laws or regulations in the jurisdictions in which we operate could, if they are deemed to apply to our business, adversely affect our business, operating results, and financial condition.
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
We may not be able to generate sufficient cash to service our debt and other obligations, including our obligations under the 2026 Convertible Notes, 2030 Convertible Notes and Senior Notes.
Our ability to make payments on our indebtedness, including the 2026 Convertible Notes, 2030 Convertible Notes and Senior Notes, and our other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to attain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including each series of the 2026 Convertible Notes, 2030 Convertible Notes and Senior Notes, and other obligations.
If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of our debt obligations prior to maturity. Our ability to refinance or restructure our debt and other obligations will depend upon the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service our debt and other obligations, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all and any refinancing or restructuring could have a material adverse effect on our business, operating results, or financial condition. Statutory, contractual or other restrictions may also limit our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us. For these reasons, we may not have access to any assets or cash flows of our subsidiaries to make interest and principal payments on each series of the 2026 Convertible Notes, 2030 Convertible Notes and Senior Notes.
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
We have a substantial amount of indebtedness and other obligations, which could adversely affect our financial position and prevent us from fulfilling our obligations under the 2026 Convertible Notes, 2030 Convertible Notes and Senior Notes.
We have a substantial amount of indebtedness and other obligations. As of March 31, 2024, we had approximately $4.28 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $1.7 billion of our Senior Notes, $1.27 billion of our 2026 Convertible Notes and $1.27 billion of our 2030 Convertible Notes.
Our substantial indebtedness and other obligations may:
•make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our 2026 Convertible Notes, 2030 Convertible Notes, Senior Notes, and our other obligations;
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
Any acquisitions and investments that we make could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.
As part of our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, and other transactions. We have made and may continue to make acquisitions of and investments in, among other things, specialized employees, complementary companies, products, services, licenses, or technologies. In the future, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. We also invest in companies and technologies, many of which are private companies and technologies that are highly speculative in nature. In the future, we may not be able to find other suitable acquisition and investment candidates, and we may not be able to complete acquisitions or make investments on favorable terms, if at all. In some cases, the costs of such acquisitions and investments may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions and investments. We may in the future be required to write off acquisitions or investments. For example, we recorded gross impairment charges on our strategic investments in various companies and technologies for the year ended December 31, 2022, primarily as a result of adverse economic conditions and disruption in the crypto asset markets. Moreover, our previous and future acquisitions and investments may not achieve our goals, and any future acquisitions and investments we complete could be viewed negatively by customers, developers, advertisers, or investors. For example, in February 2019, we announced the acquisition of Neutrino S.r.l., a blockchain intelligence platform, whose founders were directly affiliated with the software firm the Hacking Team, which purportedly sold software with surveillance capabilities to governments with authoritarian regimes, resulting in reputational harm to our business, a loss of customers, and increased cost. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our net revenue and operating results could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
We regularly review key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. These key business metrics are calculated using internal company data and have not been validated by an independent third-party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our key business metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Additionally, we have in the past and may in the future, calculate key business metrics using third-party data. While we believe the third-party data we have used in the past or may use in the future is reliable, we have not independently verified and may not in the future independently verify the accuracy or completeness of the data contained in such sources and there can be no assurance that such data is free of error. Any inaccuracy in the third-party data we use could cause us to overstate or understate our key business metrics. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. Additionally, our MTUs metric is measured at a point in time and as our products and internal processes for calculating these metrics evolve over time, a previously reported number could fluctuate. We generally will not update previously disclosed key business metrics for any such inaccuracies or adjustments that are immaterial.
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
We receive a high degree of media coverage in the cryptoeconomy and around the world. Unfavorable publicity regarding, for example, our product changes, product quality, litigation or regulatory activity, privacy and data security practices, terms of service, employment matters, the use of our products, services, or supported crypto assets for illicit or objectionable ends, the actions of our customers, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. Further, we have in the past, and may in the future, be the target of social media campaigns criticizing actual or perceived actions or inactions that are disfavored by our customers, employees, or society at-large, which campaigns could materially impact our customers’ decisions to trade on our platform. Any such negative publicity could have an adverse effect on the size, activity, and loyalty of our customers and result in a decrease in net revenue, which could adversely affect our business, operating results, and financial condition.
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
Similarly, it is likely that new rules for reporting crypto assets under the global “common reporting standard” as well as the “crypto-asset reporting framework” will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. Such rules are under discussion today by the member and observer states of the “Organization for Economic Cooperation and Development” and by the European Commission on behalf of the member states of the European Union. These new rules may give rise to potential liabilities or disclosure requirements for prior customer arrangements and new rules that affect how we onboard our customers and report their transactions to taxing authorities. Additionally, the European Union has issued a directive, commonly referred to as “CESOP” (the Central Electronic System of Payment information), requiring payment service providers in the European Union to report cross-border fiat transactions to taxing authorities on a quarterly basis beginning in January 2024. Any actual or perceived failure by us to comply with the above or any other emerging tax regulations that apply to our operations could harm our business.
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
Additionally, historically, including for the reporting periods included in this Quarterly Report on Form 10-Q, we have accounted for the crypto assets we hold for investment and operating purposes as intangible assets with indefinite useful lives, which requires us to measure these crypto assets at cost less impairment. As a result of the high volatility in the cryptoeconomy and of crypto asset prices, we have recorded impairment charges on the crypto assets we hold. For example, for the year ended December 31, 2023, we recorded gross impairment charges of $96.8 million, due to the observed market price of crypto assets decreasing below the carrying value during these periods.
In December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (ASU 2023-08): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which represents a significant change in how entities that hold crypto assets will account for certain of those holdings. Previously, crypto assets held were accounted for as intangible assets with indefinite useful lives, which required us to measure crypto assets at cost less impairment. Effective as of January 1, 2024, we adopted ASU 2023-08, which requires us to measure crypto assets held at fair value at each reporting date, with fair value gains and losses recognized through net income. Fair value gains and losses can increase the volatility of our net income, especially if the underlying crypto asset market is volatile.
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
As a financial institution licensed to, among other things, engage in money transmission in the United States, to conduct virtual currency business activity in New York, and issue electronic money in Europe, we are subject to strict rules governing how we manage and hold customer fiat currency and crypto assets. We maintain complex treasury operations to manage and move customer fiat currency and crypto assets across our platforms and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency and crypto asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements. In addition, regulators may increase the amount of fiat currency reserves that we are required to maintain for our operations, as has happened in the past, which may lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services, including Learning Rewards campaigns, margin trading, lending functions, and the addition of new payment rails increase these risks.
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
The CCPA and the CPRA require covered companies to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. In addition, several other states have proposed or enacted laws that contain obligations similar to the CCPA and CPRA that have taken effect or will take effect in coming years. We cannot fully predict the impact of recently proposed or enacted laws or regulations on our business or operations, but compliance may require us to modify our data processing practices and policies incurring costs and expense. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, it may require costly and difficult efforts to achieve compliance with such laws. Our failure or perceived failure to comply with state privacy laws or regulations passed in the future could have a material adverse effect on our business, including how we use personal information, our business, operating results, and financial condition.

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
We are subject to the European Union’s General Data Protection Regulation (the “GDPR”) and the United Kingdom’s General Data Protection Regulation (the “U.K. GDPR”), which impose stringent privacy and data protection requirements, and could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. A breach of the GDPR or U.K. GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). For example, if regulators assert that we have failed to comply with the GDPR or U.K. GDPR, we may be subject to fines of up to €20 million (£17.5 million) or 4% of our worldwide annual revenue, whichever is greater. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
Both the GDPR (covering the EEA) as well as U.K. and Swiss data protection laws impose strict rules on the transfer of personal data out of the E.U., U.K., or Switzerland to a “third country,” including the United States. On June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect. The U.K. Information Commissioner’s Office of the Data Protection Authority published the U.K. version of the Standard Contractual Clauses (the “SCCS”), and by March 2024, we will be required to use and honor these clauses for transfers of U.K. residents’ personal data to a foreign country that does not have adequate data protection. Effective July 10, 2023, the new E.U.-U.S. Data Privacy Framework (“DPF”) has been recognized as adequate under E.U. law to allow transfers of personal data from the E.U. to certified companies in the U.S. However, the DPF is subject to further legal challenge which could cause the legal requirements for personal data transfers from the E.U. to the U.S. to become uncertain once again. E.U. data protection authorities have and may again block the use of certain U.S.-based services that involve the transfer of personal data to the U.S. In the E.U. and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of doing business in those regions.
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
Our performance is subject to general economic conditions, and their impact on the crypto asset markets and our customers. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. Adverse general economic conditions have impacted the cryptoeconomy, although the extent of which remains uncertain and dependent on a variety of factors, including market adoption of crypto assets, global trends in the cryptoeconomy, central bank monetary policies, instability in the global banking system and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and crypto asset markets. For example, the capital and credit markets have experienced extreme volatility and disruptions, resulting in steep declines in the value of crypto assets. To the extent general economic conditions and crypto assets markets materially deteriorate or decline for a prolonged period, our ability to generate revenue and to attract and retain customers could suffer and our business, operating results and financial condition could be adversely affected. Moreover, even if general economic conditions were to improve following any such deterioration, there is no guarantee that the cryptoeconomy would similarly improve.
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

Under the Inflation Reduction Act, our ability to utilize tax deductions or losses from prior years may be limited by the imposition of the 15% minimum tax if such minimum tax applies to us. Therefore, we may be required to pay additional U.S. federal income taxes despite any available tax deductions, U.S. federal net operating loss (“NOL”) carryforwards, credits or other tax benefits that we accumulate.
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
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part I, Item 2 of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments that comprise our critical accounting estimates involve the valuation of assets acquired and liabilities assumed in business combinations, valuation of strategic investments, evaluation of tax positions, and evaluation of legal and other contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
We have funded our operations since inception primarily through equity financings, debt and cash flows generated from operations. We cannot be certain that our operations will continue to fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business, including developing new products and services, enhancing our operating infrastructure, expanding our international operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, including due to general macroeconomic conditions, crypto market conditions and any disruptions in the crypto market, instability in the global banking system, increasing regulatory uncertainty and scrutiny or other unforeseen factors. In the event of a downgrade of our credit rating, our ability to raise additional financing may be adversely affected and any future debt offerings or credit arrangements we propose to enter into may be on less favorable terms or terms that may not be acceptable to us. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than our current debt. If we incur additional debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, we have authorized the issuance of “blank check” preferred stock and common stock that our board of directors could use to, among other things, issue shares of our capital stock in the form of blockchain tokens, implement a stockholder rights plan, or issue other shares of preferred stock or common stock. We may issue shares of capital stock, including in the form of blockchain tokens, to our customers in connection with customer reward or loyalty programs. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued common stock. We do not currently have any specific plans to issue shares of our capital stock in the form of blockchain tokens. The trading prices for our common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or crypto asset markets could adversely affect our business and the value of our Class A common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.
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

•issuance of shares of our Class A common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding 2026 Convertible Notes and 2030 Convertible Notes;
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
None.
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Plans
The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) (“Section 16 officers”) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended March 31, 2024, one of the Company’s Section 16 officers and two of the Company’s directors adopted Rule 10b5-1 Plans. Additionally, during the three months ended March 31, 2024, entities affiliated with one of the Company’s directors adopted prearranged trading plans intended by such entities to qualify as Rule 10b5-1 Plans. All such Rule 10b5-1 Plans were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.

On February 29, 2024, Jennifer Jones, the Company’s Chief Accounting Officer, entered into a Rule 10b5-1 Plan (the “Jones Plan”) providing for the potential sale of up to 47,509 shares of Class A common stock owned by Ms. Jones, including upon the vesting and settlement of restricted stock units for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Jones Plan or, in certain circumstances, at the market price, between an estimated start date of May 30, 2024 and February 28, 2025, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Jones Plan or the occurrence of certain events set forth therein. The Jones Plan provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding restricted stock units, net of any shares withheld by the Company to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Jones Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.

On March 1, 2024, Frederick Ernest Ehrsam III, a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “Ehrsam Plan”) providing for the potential sale of up to 614,032 shares of Class A common stock owned by The Frederick Ernest Ehrsam III Living Trust, of which Mr. Ehrsam is trustee, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Ehrsam Plan, between an estimated start date of June 3, 2024 and December 6, 2024, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Ehrsam Plan or the occurrence of certain events set forth therein.

On February 24, 2024, Frederick Wilson, a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “Wilson Plan”) providing for the potential sale of up to 95,539 shares of Class A common stock owned by the Frederick & Joanne Wilson 2012 DE Trust, of which Mr. Wilson’s spouse is grantor, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Wilson Plan, between an estimated start date of May 23, 2024 and May 29, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Wilson Plan or the occurrence of certain events set forth therein.

On February 23, 2024, Andreessen Horowitz Fund Ill, L.P., Andreessen Horowitz Fund Ill-A, L.P., Andreessen Horowitz Fund III-B, L.P., Andreessen Horowitz Fund III-Q, L.P., AH Parallel Fund III, L.P., AH Parallel Fund Ill-A, L.P., AH Parallel Fund III-B, L.P., AH Parallel Fund III-Q, L.P., Andreessen Horowitz LSV Fund I, L.P., Andreessen Horowitz LSV Fund I-B, L.P., and Andreessen Horowitz LSV Fund I-Q, L.P. (collectively, the “Funds”), each of which is an affiliate of Marc Andreessen, a member of the Company’s board of directors, entered into a modification of a Rule 10b5-1 Plan adopted on November 29, 2023 (the “Prior a16z Plan” and the Prior a16z Plan, as so modified, the “New a16z Plan”) providing for the potential distribution of up to an aggregate of 14,018,115 shares of Class A common stock owned by the Funds to the limited partners of the Funds, in order to amend certain minimum thresholds applicable to the market price of the Class A common stock at which distributions would be conducted under the New a16z Plan during the period beginning on March 25, 2024 and ending on May 26, 2024, such earlier date as the distribution of all shares specified in the New a16z Plan was completed or the occurrence of certain events set forth therein. Under Rule 10b5-1, the modification of the Prior a16z Plan was deemed to be a termination of an existing plan and an adoption of a new plan. On March 25, 2024, the distribution of all shares specified in the New a16z Plan was completed.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	Indenture, dated as of March 18, 2024, between Coinbase Global, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-40289	4.1	3/18/2024
4.2	Form of 0.25% Convertible Senior Notes due 2030 (included in Exhibit 4.1).	8-K	001-40289	4.1	3/18/2024
10.1	Form of Capped Call Transaction Confirmation.	8-K	001-40289	10.1	3/18/2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted as in iXBRL and contained in Exhibit 101					X
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

COINBASE GLOBAL, INC.

Date: May 2, 2024	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)