Form 10-Q
period 2024-06-30
Coinbase Global, Inc.
filed 2024-08-01
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 25, 2024, the number of shares of the registrant's Class A common stock outstanding was 202,952,721 and the number of shares of the registrant's Class B common stock outstanding was 45,524,996.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,225,535	$5,139,351
Restricted cash and cash equivalents	34,282	22,992
Customer custodial funds	4,197,837	4,570,845
Safeguarding customer crypto assets	269,198,067	192,583,060
USDC	1,056,648	576,028
Loan receivables	440,351	193,425
Crypto assets held as collateral	21,119	—
Crypto assets borrowed	223,123	45,212
Accounts receivable, net	236,444	168,290
Other current assets	253,226	286,643
Total current assets	282,886,632	203,585,846
Crypto assets held for investment	1,234,158	330,610
Deferred tax assets	1,010,154	1,272,233
Goodwill	1,139,670	1,139,670
Other non-current assets	688,559	654,594
Total assets	$286,959,173	$206,982,953
Liabilities and Stockholders’ Equity
Current liabilities:
Customer custodial cash liabilities	$4,197,837	$4,570,845
Safeguarding customer crypto liabilities	269,198,067	192,583,060
Crypto asset borrowings	237,474	62,980
Obligation to return collateral	272,171	1,063
Accrued expenses and other current liabilities	448,170	496,183
Total current liabilities	274,353,719	197,714,131
Long-term debt	4,228,019	2,979,957
Other non-current liabilities	6,666	7,216
Total liabilities	278,588,404	200,701,304
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 500,000 shares authorized and zero shares issued and outstanding at each of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; 202,766 and 195,192 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2024 and December 31, 2023; 45,571 and 46,856 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	4,816,808	4,491,571
Accumulated other comprehensive loss	(40,271)	(30,270)
Retained earnings	3,594,230	1,820,346
Total stockholders’ equity	8,370,769	6,281,649
Total liabilities and stockholders’ equity	$286,959,173	$206,982,953
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Net revenue	$1,379,942	$662,500	$2,967,619	$1,398,898
Other revenue	69,686	45,411	119,579	81,542
Total revenue	1,449,628	707,911	3,087,198	1,480,440
Operating expenses:
Transaction expense	191,477	108,200	408,884	204,569
Technology and development	364,258	320,667	722,121	678,698
Sales and marketing	165,262	83,853	263,847	147,829
General and administrative	320,115	258,988	607,351	507,749
Losses (gains) on crypto assets held for operations, net	31,016	—	(55,342)	—
Crypto asset impairment, net	—	(8,053)	—	9,909
Restructuring	—	(1,035)	—	143,454
Other operating expense (income), net	34,383	18,866	36,759	(14,318)
Total operating expenses	1,106,511	781,486	1,983,620	1,677,890
Operating income (loss)	343,117	(73,575)	1,103,578	(197,450)
Interest expense	20,507	21,672	39,578	43,208
Losses (gains) on crypto assets held for investment, net	319,020	—	(331,409)	—
Other expense (income), net	63,827	(16,564)	18,222	3,701
(Loss) income before income taxes	(60,237)	(78,683)	1,377,187	(244,359)
(Benefit from) provision for income taxes	(96,387)	18,722	164,792	(68,058)
Net income (loss)	$36,150	$(97,405)	$1,212,395	$(176,301)
Net income (loss) attributable to common stockholders:
Basic	$36,127	$(97,405)	$1,211,611	$(176,301)
Diluted	$36,128	$(97,601)	$1,217,829	$(176,497)
Net income (loss) per share attributable to common stockholders:
Basic	$0.15	$(0.42)	$4.95	$(0.76)
Diluted	$0.14	$(0.42)	$4.49	$(0.76)
Weighted-average shares of common stock used to compute net income (loss) per share attributable to common stockholders:
Basic	246,298	234,614	244,546	233,060
Diluted	266,831	234,641	271,003	233,087

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$36,150	$(97,405)	$1,212,395	$(176,301)
Other comprehensive (loss) income:
Translation adjustment	(2,785)	(6,981)	(9,683)	5,532
Income tax effect	(10)	(1,598)	318	718
Translation adjustment, net of tax	(2,775)	(5,383)	(10,001)	4,814
Comprehensive income (loss)	$33,375	$(102,788)	$1,202,394	$(171,487)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended June 30, 2024 and June 30, 2023
(In thousands)
(unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at April 1, 2024	245,371	$2	$4,550,408	$(37,496)	$3,558,080	$8,070,994
Issuance of common stock upon settlement of stock awards	1,563	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	1,188	—	25,474	—	—	25,474
Issuance of common stock under the Employee Stock Purchase Plan (the “ESPP”), net of shares withheld	215	—	10,557	—	—	10,557
Stock-based compensation expense	—	—	230,369	—	—	230,369
Other comprehensive loss	—	—	—	(2,775)	—	(2,775)
Net income	—	—	—	—	36,150	36,150
Balance at June 30, 2024	248,337	$2	$4,816,808	$(40,271)	$3,594,230	$8,370,769

Balance at April 1, 2023	234,495	$2	$4,056,774	$(28,409)	$1,646,579	$5,674,946
Issuance of common stock upon settlement of stock awards, net of shares withheld	1,672	—	(52,895)	—	—	(52,895)
Issuance of common stock upon exercise of stock options, net of repurchases	467	—	8,435	—	—	8,435
Issuance of common stock under the ESPP	254	—	12,381	—	—	12,381
Stock-based compensation expense	—	—	214,624	—	—	214,624
Other comprehensive loss	—	—	—	(5,383)	—	(5,383)
Net loss	—	—	—	—	(97,405)	(97,405)
Balance at June 30, 2023	236,888	$2	$4,239,319	$(33,792)	$1,549,174	$5,754,703

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2024 and June 30, 2023
(In thousands)
(unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at January 1, 2024	242,048	$2	$4,491,571	$(30,270)	$1,820,346	$6,281,649
Cumulative-effect adjustment due to the adoption of Accounting Standards Update (“ASU”) 2023-08, net of tax	—	—	—	—	561,489	561,489
Issuance of common stock upon settlement of stock awards, net of shares withheld	2,562	—	(117,225)	—	—	(117,225)
Issuance of common stock upon exercise of stock options, net of repurchases	3,512	—	70,077	—	—	70,077
Issuance of common stock under the ESPP, net of shares withheld	215	—	10,557	—	—	10,557
Stock-based compensation expense	—	—	465,938	—	—	465,938
Purchase of capped calls	—	—	(104,110)	—	—	(104,110)
Other comprehensive loss	—	—	—	(10,001)	—	(10,001)
Net income	—	—	—	—	1,212,395	1,212,395
Balance at June 30, 2024	248,337	$2	$4,816,808	$(40,271)	$3,594,230	$8,370,769

Balance at January 1, 2023	230,866	$2	$3,767,686	$(38,606)	$1,725,475	$5,454,557
Issuance of equity instruments as consideration for business combination	961	—	44,995	—	—	44,995
Issuance of common stock upon settlement of stock awards, net of shares withheld	3,627	—	(115,392)	—	—	(115,392)
Issuance of common stock upon exercise of stock options, net of repurchases	1,180	—	18,001	—	—	18,001
Issuance of common stock under the ESPP	254	—	12,381	—	—	12,381
Stock-based compensation expense	—	—	427,606	—	—	427,606
Stock-based compensation expense recognized in relation to restructuring	—	—	84,042	—	—	84,042
Other comprehensive income	—	—	—	4,814	—	4,814
Net loss	—	—	—	—	(176,301)	(176,301)
Balance at June 30, 2023	236,888	$2	$4,239,319	$(33,792)	$1,549,174	$5,754,703
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$1,212,395	$(176,301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,828	78,190
Stock-based compensation expense	442,438	398,632
Deferred income taxes	83,961	(71,435)
Non-cash lease expense	5,575	34,173
Gains on crypto assets held for investment and operations, net	(386,751)	(95,390)
Gains on crypto assets borrowed and borrowings, net	(1,173)	(13,930)
Restructuring stock-based compensation expense	—	84,042
Crypto asset impairment expense (prior to ASU 2023-08)	—	54,333
Realized loss on crypto futures contract	—	43,339
Crypto assets received as revenue (prior to ASU 2023-08)	—	(211,923)
Crypto asset payments for expenses (prior to ASU 2023-08)	—	135,002
Other operating activities, net	43,043	28,626
Net changes in operating assets and liabilities	(567,634)	326,844
Net cash provided by operating activities	895,682	614,202
Cash flows from investing activities
Fiat loans originated	(808,334)	(144,283)
Proceeds from repayment of fiat loans	646,700	109,630
Purchase of crypto assets held for investment	—	(99,064)
Sale of crypto assets held for investment	52,425	188,026
Settlement of crypto futures contract	—	(43,339)
Other investing activities, net	(35,083)	(23,724)
Net cash used in investing activities	(144,292)	(12,754)
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	69,521	16,649
Taxes paid related to net share settlement of equity awards	(117,225)	(115,392)
Customer custodial cash liabilities	(357,657)	(987,957)
Issuance of convertible senior notes, net	1,246,025	—
Repurchases of senior and convertible notes	—	(45,469)
Purchase of capped calls	(104,110)	—
Fiat received as collateral	493,499	5,169
Fiat received as collateral returned	(243,510)	(3,766)
Other financing activities	7,445	(11,497)
Net cash provided by (used in) financing activities	993,988	(1,142,263)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	1,745,378	(540,815)
Effect of exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(25,923)	(4,370)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	9,555,429	9,429,646
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$11,274,884	$8,884,461

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$33,424	$38,684
Cash paid during the period for income taxes	$81,552	$10,669
Operating cash outflows for amounts included in the measurement of operating lease liabilities	$6,291	$7,559
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
The Company is remote-first and accordingly, does not maintain a headquarters or principal executive office. Substantially all of the Company’s executive team meetings are held virtually, with meetings occasionally held in-person at locations that are either not in the Company’s offices or in various of the Company’s offices distributed around the world. The Company holds all of its stockholder meetings virtually.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and preparation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries – entities in which the Company holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. The Condensed Consolidated Financial Statements are unaudited but have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) on the same basis as the audited Consolidated Financial Statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair presentation of the Company’s Financial Statements. Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions in the Condensed Consolidated Financial Statements and notes thereto. Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. The unaudited Condensed Consolidated Results of Operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other period and should be read in conjunction with the audited Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2024 (the “Annual Report”).
There were no changes to the Company’s most significant estimates and assumptions, significant accounting policies, or recent accounting pronouncements that were disclosed in Note 2. Summary of Significant Accounting Policies to the audited Consolidated Financial Statements included in the Annual Report, other than as discussed below.
Concentration of credit risk
The Company’s cash and cash equivalents, restricted cash and cash equivalents, customer custodial funds, USDC, loan receivables, certain crypto assets held, accounts receivable, and deposits are potentially subject to concentration of credit risk. See below for a discussion of each of these risks by counterparty and type of transaction.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Funds held at financial institutions
Cash and cash equivalents, restricted cash and cash equivalents, and customer custodial funds are primarily placed with financial institutions which are of high credit quality. The Company invests cash and cash equivalents and customer custodial funds primarily in highly liquid, highly rated instruments which are uninsured. The Company may also have corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts.
Funds held at trading venues, payment processors, and clearing brokers
The Company holds cash, restricted cash, and crypto assets at crypto asset trading venues, payment processors, and clearing brokers, and performs a regular assessment of these venues as part of its risk management process. As of June 30, 2024, the Company held $159.2 million at these venues, including $97.1 million in cash and $46.0 million in crypto assets. As of December 31, 2023, the Company held $93.5 million at these venues, including $88.8 million in cash.
USDC
The Company holds USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars. USDC is accounted for as a financial instrument in the Condensed Consolidated Balance Sheets. The issuer of USDC reported that, as of June 30, 2024, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
Accounts receivable
As of June 30, 2024 and December 31, 2023, the Company had two counterparties who accounted for more than 10% of the Company’s Accounts receivable, net. The Company performs a regular assessment of accounts receivable as part of its risk management process. In determining expected credit losses, the Company considers historical loss experience and the aging of its receivable balance. See Note 7. Accounts Receivable, Net for additional details.
Loan receivables
As of June 30, 2024 and December 31, 2023, the Company had three counterparties who accounted for more than 10% of the Company’s recorded loan receivables. As of both of these dates, the Company also had three counterparties who accounted for more than 10% of the Company’s customer loans that did not meet the recognition criteria. See Note 6. Collateralized Arrangements and Financing for additional details.
Revenue
During both the three and six months ended June 30, 2024 and 2023, one counterparty accounted for more than 10% of total revenue in each period.
Crypto assets held
The Company holds crypto assets for investment and operating purposes, as well as borrowed crypto assets and crypto assets held as collateral.
Effective January 1, 2024, the Company adopted ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) using a modified retrospective approach. Upon adoption, the Company recognized a fair value adjustment on crypto assets held of $739.5 million and established an associated deferred tax liability of $177.9 million, for a net cumulative-effect adjustment of $561.5 million increasing retained earnings.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As a result of the adoption of ASU 2023-08, the Company introduced four new categories of crypto assets held in the Condensed Consolidated Balance Sheets based on their nature. This updated presentation aligns with the ASU 2023-08 requirements and describes the purpose of the various types of crypto assets held by the Company.
Crypto assets held for investment
Crypto assets held for investment are primarily held long term. The Company does not engage in regular trading of these crypto assets but may loan crypto assets held for investment through Prime Financing. See Note 6. Collateralized Arrangements and Financing for additional details on Prime Financing. Crypto assets held for investment are initially recorded at cost and are subsequently remeasured at fair value on a specific identification basis at the end of each reporting period, with changes in fair value recognized in net income. Fair value is measured using quoted crypto asset prices within the Company’s principal market at the time of measurement. Fair value gains and losses on Crypto assets held for investment are recorded in Losses (gains) on crypto assets held for investment, net in the Condensed Consolidated Statements of Operations. Cash flows from crypto asset investment purchases and sales are recorded in Net cash used in investing activities in the Condensed Consolidated Statements of Cash Flows.
Crypto assets held for operations
The Company may receive crypto assets as a form of payment for transaction revenue, blockchain rewards, custodial fee revenue, and other subscriptions and services revenue which are recorded in Crypto assets held for operations when received. Crypto assets received as a form of payment are converted to cash nearly immediately or are used timely to fulfill corporate expenses. Crypto assets held for operations are initially recorded at the transaction price of the crypto assets at contract inception and are subsequently remeasured at fair value on a first in first out basis at the end of each reporting period, with changes in fair value recognized in net income. Fair value is measured using quoted crypto asset prices within the Company’s principal market at the time of measurement. Fair value gains and losses on Crypto assets held for operations are recorded in Losses (gains) on crypto assets held for operations, net in the Condensed Consolidated Statements of Operations. Cash flows from crypto assets held for operations are recorded as Net changes in operating assets and liabilities in the Condensed Consolidated Statements of Cash Flows. Crypto assets held for operations are recorded in Other current assets in the Condensed Consolidated Balance Sheets.
Crypto assets borrowed
Crypto assets borrowed represent crypto assets borrowed from third parties to facilitate Prime Financing. Contemporaneously with the adoption of ASU 2023-08, the Company dedesignated $62.9 million of crypto assets borrowed that previously qualified as fair value hedges against the corresponding crypto asset borrowings. There was a net zero impact of the cumulative fair value hedge basis adjustments that were reversed and recorded in Transaction expense. As of December 31, 2023, the cumulative amount of the fair value hedge adjustment was $3.9 million.
Post hedge dedesignation and ASU 2023-08 adoption, crypto assets borrowed by the Company, that have not been loaned out, are recorded in Crypto assets borrowed in the Condensed Consolidated Balance Sheets. Crypto assets borrowed are initially recorded at cost and are subsequently remeasured at fair value using the average costing method at the end of each reporting period, with changes in fair value recognized in net income. Fair value is measured using quoted crypto asset prices within the Company’s principal market at the time of measurement. Fair value gains and losses on Crypto assets borrowed are recorded in Transaction expense. See Note 6. Collateralized Arrangements and Financing for further details on Crypto assets borrowed and Note 20. Supplemental Disclosures of Cash Flow Information for details on cash flows from Crypto assets borrowed included in the supplemental schedule of non-cash investing and financing activities.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Crypto assets held as collateral
The Company requires borrowers to pledge collateral on loans originated through Prime Financing. Crypto assets held as collateral are initially recorded at cost if the Company has the right to sell, pledge, or rehypothecate the assets and are subsequently remeasured at fair value using the specific identification method at the end of each reporting period, with changes in fair value recognized in net income. Fair value is measured using quoted crypto asset prices within the Company’s principal market at the time of measurement. Fair value gains and losses on Crypto assets held as collateral are recorded in Transaction expense in the Condensed Consolidated Statements of Operations. See Note 6. Collateralized Arrangements and Financing for additional details on Crypto assets held as collateral and Note 20. Supplemental Disclosures of Cash Flow Information for details on flows of non-cash collateral, including crypto assets, included in the supplemental schedule of non-cash investing and financing activities.
The following table shows the changes in presentation in the Condensed Consolidated Balance Sheets upon the Company’s adoption of ASU 2023-08 (in thousands):

	December 31, 2023
	Previously Reported	Adjustment	As Adjusted
Crypto assets held(1)	$449,925	$(449,925)	$—
Crypto assets held for investment	—	330,610	330,610
Crypto assets held for operations	—	74,103	74,103
Crypto assets borrowed	—	45,212	45,212
	$449,925	$—	$449,925
_________________
(1)Crypto assets held as collateral did not meet the recognition criteria as of December 31, 2023.

Recent accounting pronouncements
There have been no material developments relating to recent accounting pronouncements, including the expected dates of adoption and estimated effects on the Consolidated Financial Statements and footnote disclosures, since those disclosed in the Annual Report.
3. RESTRUCTURING
In January 2023, the Company announced and completed a restructuring impacting 21% of the Company’s headcount as of December 31, 2022. The restructuring was intended to manage the Company’s operating expenses in response to the then-ongoing market conditions impacting the cryptoeconomy and business prioritization efforts. As a result, the Company recorded restructuring charges of $143.5 million, which included $84.0 million in stock-based compensation, $57.6 million in separation pay, and an immaterial amount of other personnel costs. All amounts were settled in 2023, and there were no restructuring charges during the six months ended June 30, 2024.
4. ACQUISITIONS
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
Prior to the acquisition, the Company held a minority ownership stake in ORDAM, which was accounted for as a cost method investment. In accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the acquisition was accounted for as a business combination

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

achieved in stages under the acquisition method. Accordingly, the cost method investment was remeasured to fair value as of the acquisition date. As the fair value of the cost method investment was equal to its carrying value, no gain or loss on remeasurement was recorded on the acquisition date.
The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill. The goodwill balance was primarily attributed to the assembled workforce, market presence, synergies, and time-to-market advantages. Upon finalization of the fair value analysis of assets acquired and liabilities assumed, no measurement period adjustments were recorded.
The total consideration transferred in the acquisition was $96.8 million and consisted of the following (in thousands):

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
The results of operations and the fair values of the assets acquired and liabilities assumed have been recorded in the Condensed Consolidated Financial Statements as of the date of acquisition. The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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
Total acquisition costs incurred were immaterial and were recorded in General and administrative expense in the Condensed Consolidated Statements of Operations during the year ended December 31, 2023.
The impact of this acquisition was not considered material to the Condensed Consolidated Financial Statements for the periods presented, and supplemental pro forma information has not been provided.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. REVENUE
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue
Transaction revenue
Consumer, net(1)	$664,772	$288,971	$1,599,984	$618,123
Institutional, net	63,624	17,061	149,016	39,372
Other transaction revenue(1)	52,506	21,066	108,643	44,316
Total transaction revenue	780,902	327,098	1,857,643	701,811
Subscription and services revenue
Stablecoin revenue	240,436	151,394	437,753	350,292
Blockchain rewards	185,139	87,613	336,068	161,363
Interest and finance fee income(2)	69,400	51,932	136,063	95,245
Custodial fee revenue	34,505	16,992	66,846	34,034
Other subscription and services revenue(2)	69,560	27,471	133,246	56,153
Total subscription and services revenue	599,040	335,402	1,109,976	697,087
Total net revenue	1,379,942	662,500	2,967,619	1,398,898
Other revenue
Corporate interest and other income	69,686	45,411	119,579	81,542
Total other revenue	69,686	45,411	119,579	81,542
Total revenue	$1,449,628	$707,911	$3,087,198	$1,480,440
__________________
(1)During the first quarter of 2024, the Company reclassified Base and payment-related revenue from Consumer, net to Other transaction revenue. Prior period amounts have been reclassified to conform to current period presentation.
(2)During the first quarter of 2024, the Company reclassified Prime Financing fee income from Other subscription and services revenue to Interest and finance fee income. Prior period amounts have been reclassified to conform to current period presentation.
Revenue by geographic location
Below is Total revenue disaggregated by geography based on domiciles of the customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S.	$1,232,616	$637,861	$2,586,066	$1,324,630
International(1)	217,012	70,050	501,132	155,810
Total revenue	$1,449,628	$707,911	$3,087,198	$1,480,440
__________________
(1)No country accounted for more than 10% of Total revenue.
6. COLLATERALIZED ARRANGEMENTS AND FINANCING
Loans and related collateral
The Company may lend crypto assets borrowed, crypto assets held for investment or operations, corporate cash, and corporate USDC to eligible institutional customers through Prime Financing. Prime Financing lending arrangements may have open ended or fixed terms, with the exception of trade finance arrangements, which enable customers to instantly invest in crypto assets without pre-funding their trade. These arrangements are typically settled in one to three days. Crypto asset and fiat loans are recorded in

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Loan receivables in the Condensed Consolidated Balance Sheets. USDC loaned to customers does not meet the derecognition criteria under ASC Topic 860, Transfers and Servicing (“ASC 860”), as the borrower has an obligation to return the same financial assets (USDC) back to the Company in order to release the collateral pledged for the loan. This constitutes a form of continuing involvement with the USDC transferred and therefore the Company maintains effective control over the USDC. USDC loaned remains recorded in USDC in the Condensed Consolidated Balance Sheets.
The following table summarizes the Company’s Prime Financing lending arrangements (in thousands):

	June 30,	December 31,
	2024	2023
Loan receivables
Fiat trade finance receivables	$85,701	$—
Fiat loan receivables	247,130	171,196
Crypto asset loan receivables	107,520	22,229
Total loan receivables	$440,351	$193,425

Customer loans not meeting recognition criteria
USDC	$271,945	$205,645
Prime Financing loans are fully collateralized by a customer’s pledged crypto assets, USDC, or fiat, with collateral requirements ranging from 100% to 400% of the fair value of the loan.
The Company adheres to strict internal risk management and liquidation protocols for loan counterparty defaults, including restricting trading and withdrawals and liquidating assets in borrowers’ accounts as contractually permitted. If the value of the borrower’s eligible collateral falls below the required collateral requirement, the customer is obligated to deposit additional collateral up to the required collateral level. The Company continuously and systematically monitors the fair value of the related collateral assets pledged compared to the fair value of the related loan receivable, and requires additional collateral pursuant to the contractual terms of the loan agreements. Due to the collateral requirements the Company applies to its loans, the collateral maintenance process, and collateral being held on its own platform, the Company’s credit exposure is significantly limited and no allowance, write-offs, or recoveries were recorded against loan receivables during the periods presented. The Company would recognize credit losses on these loans if there were a collateral shortfall and it was not reasonably expected that the borrower would replenish such a shortfall.
The Company accounts for collateral it receives as follows:
•If the Company receives fiat collateral into a Coinbase controlled collateral wallet, the Company records the collateral in Cash and cash equivalents and a corresponding liability in Obligation to return collateral in the Condensed Consolidated Balance Sheets.
•If the Company receives USDC or crypto assets as collateral with contractual rights to sell, pledge, or rehypothecate the collateral, the Company records the collateral in USDC or Crypto assets held as collateral, respectively, and a corresponding liability in Obligation to return collateral in the Condensed Consolidated Balance Sheets.
•If the Company does not obtain control or have the right to sell, pledge, or rehypothecate customer collateral, the collateral is recorded in Safeguarding customer crypto assets and Safeguarding customer crypto liabilities if the collateral is USDC or crypto assets, or in Customer custodial funds and Customer custodial cash liabilities if the collateral is fiat, as the collateral is required to be held on the Company’s platform.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Obligation to return collateral in the form of crypto assets is accounted for as a hybrid instrument, with a liability host contract that contains an embedded derivative based on the changes in fair value of the underlying crypto asset. The gain or loss on remeasurement of the Obligation to return collateral (as well as of the Crypto assets held as collateral) is recorded in Transaction expense.
Crypto assets held as collateral and Obligation to return collateral consisted of the following (in thousands, except units):

	June 30, 2024		December 31, 2023
	Units	Fair Value	Units	Fair Value
Crypto assets held as collateral
Bitcoin(1)	337	$21,119	—	$—
Total held as collateral		$21,119		$—

Obligation to return collateral
Fiat	N/A	$251,052	N/A	$1,063
Bitcoin	337	21,119	—	—
Total obligation to return collateral		$272,171		$1,063

Customer collateral pledged, not recognized	nm	$1,333,686	nm	$712,644
__________________
nm - not meaningful
(1)The cost basis of Bitcoin held as collateral as of June 30, 2024 was $23.8 million.
The following table summarizes the reconciliation of Crypto assets held as collateral (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Beginning balance	$106,610	$—
Collateral received	270,920	361,718
Collateral returned	(357,317)	(372,691)
Gains	3,606	34,792
Losses	(2,700)	(2,700)
Ending balance	$21,119	$21,119
No cumulative realized gains or losses occurred during the periods presented as no Crypto assets held as collateral were sold or rehypothecated.
Borrowings and related collateral
To facilitate Prime Financing, the Company may borrow crypto assets from third parties and records the associated liabilities in Crypto asset borrowings in the Condensed Consolidated Balance Sheets. Crypto asset borrowings are accounted for as hybrid instruments, with a liability host contract that contains an embedded derivative based on the changes in fair value of the underlying crypto asset. See Note 12. Derivatives for additional information. As of June 30, 2024 and December 31, 2023, the weighted average annual fees on these borrowings were 2.3% and 2.0%, respectively. Crypto asset borrowings that have not been loaned out are recorded in Crypto assets borrowed.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the units, cost basis, and fair value of Crypto assets borrowed and the associated Crypto asset borrowings (in thousands, except units):

	June 30, 2024			December 31, 2023
	Units	Cost Basis	Fair Value	Carrying Value(1)
Crypto assets borrowed
Bitcoin	2,909	$122,740	$182,310	$36,368
Ethereum	5,707	15,505	19,587	3,720
Solana	48,375	3,850	7,081	3,516
Other crypto assets(2)	nm	15,136	14,145	1,608
Total borrowed		$157,231	$223,123	$45,212

Crypto asset borrowings
Bitcoin	2,991	$126,694	$187,452	$50,679
Ethereum	7,226	19,511	24,801	7,059
Solana	48,375	3,850	7,081	3,513
Other crypto assets(2)	nm	19,230	18,140	1,729
Total borrowings		$169,285	$237,474	$62,980
__________________
nm - not meaningful
(1)Recorded at fair value as of December 31, 2023.
(2)Includes various other crypto assets balances, none of which individually represented more than 5% of total Crypto assets borrowed or total Crypto asset borrowings, as applicable.
The following table summarizes the reconciliation of Crypto assets borrowed (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Beginning balance	$231,348	$45,212
Additions:
Borrowings	33,601	225,037
Customer repayment of loan receivables(1)	426,631	711,885
Dispositions:
Repayment of borrowings	(22,834)	(100,285)
Origination of loan receivables(1)	(410,928)	(712,096)
Gains	—	56,841
Losses	(34,695)	(3,471)
Ending balance	$223,123	$223,123
__________________
(1)Represents activity that relates to loans originated from borrowed assets. See Note 8. Crypto Assets Held for Investment for the remaining Crypto asset loan receivables activity.
No cumulative realized gains or losses occurred during the periods presented as no Crypto assets borrowed were sold.
Under the terms of the Company’s borrowing arrangements, the Company may be required to maintain a collateral to borrowings ratio and pledge fiat, USDC, or crypto assets as collateral for crypto asset borrowings. If the lender has the right to use the Company’s collateral, or if the collateral is fiat, the Company records the collateral pledged as Assets pledged as collateral in Other current assets in the Condensed Consolidated Balance Sheets. USDC pledged as collateral to lenders, where the lender does not have the right to sell, pledge, or rehypothecate, is not recorded as Assets pledged as collateral as the

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

pledged USDC does not meet the derecognition criteria under ASC 860. This collateral continues to be recorded in USDC in the Condensed Consolidated Balance Sheets.
The Company’s corporate assets pledged as collateral against Crypto asset borrowings consisted of the following (in thousands, except units):

	June 30, 2024		December 31, 2023
	Units	Fair Value	Units	Fair Value
Assets pledged as collateral
USDC	64,005,096	$64,005	51,879,705	$51,880
Fiat	N/A	—	N/A	1,191
Total pledged as collateral		$64,005		$53,071

Assets pledged as collateral not meeting derecognition criteria
USDC	195,372,009	$195,372	29,577,339	$29,577
7. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Stablecoin revenue receivable	$77,968	$57,885
Customer fee revenue receivable	34,577	23,603
In-transit customer receivables	52,436	42,562
Other accounts receivable	92,526	66,799
Gross accounts receivable	257,507	190,849
Less: allowance for doubtful accounts	(21,063)	(22,559)
Total accounts receivable, net	$236,444	$168,290
8. CRYPTO ASSETS HELD FOR INVESTMENT
The following table summarizes the units, cost basis, and fair value of Crypto assets held for investment (in thousands, except units):

	June 30, 2024			December 31, 2023
	Units	Cost Basis	Fair Value	Carrying Value(1)
Bitcoin	8,999	$215,518	$563,972	$126,614
Ethereum	112,024	248,722	384,508	129,131
Other crypto assets(2)	nm	208,434	285,678	74,865
Total held for investment		$672,674	$1,234,158	$330,610
__________________
nm - not meaningful
(1)Recorded at impaired cost as of December 31, 2023.
(2)Includes various other crypto assets balances, none of which individually represented more than 5% of total Crypto assets held for investment.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the reconciliation of Crypto assets held for investment (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Beginning balance	$1,522,328	$330,610
Cumulative-effect adjustment from adoption of ASU 2023-08	—	717,373
Additions(1)	11,577	15,109
Sales	(4,898)	(64,625)
Transfers:
(To) from Crypto assets held for operations	(1,671)	300
Origination of loan receivables(2)	(2,552)	(125,633)
Customer repayment of loan receivables(2)	28,394	29,615
Gain(3)	34,593	409,545
Loss(3)	(353,613)	(78,136)
Ending balance	$1,234,158	$1,234,158
__________________
(1)Additions represent purchases of, and staking rewards earned on, Crypto assets held for investment.
(2)Represents loans originated from Crypto assets held for investment. See Note 6. Collateralized Arrangements and Financing for the remaining Crypto asset loan receivables activity.
(3)Includes cumulative realized losses of $3.6 million during the three months ended June 30, 2024 and cumulative realized gains of $13.4 million during the six months ended June 30, 2024.
The Company has $130.4 million of crypto assets subject to selling restrictions recorded in Crypto assets held for investment. The selling restrictions are time-based and lift between 2024 and 2029.
9. CUSTOMER ASSETS AND LIABILITIES
The following table presents customers’ cash and safeguarded crypto positions (in thousands):

	June 30,	December 31,
	2024	2023
Customer custodial funds	$4,197,837	$4,570,845
Safeguarding customer crypto assets	269,198,067	192,583,060
Total customer assets	$273,395,904	$197,153,905

Customer custodial cash liabilities	$4,197,837	$4,570,845
Safeguarding customer crypto liabilities	269,198,067	192,583,060
Total customer liabilities	$273,395,904	$197,153,905
Safeguarding customer crypto assets and liabilities represent the Company’s obligation to safeguard customer crypto assets. During the six months ended June 30, 2024 and 2023, no losses were incurred in connection with customer custodial funds or safeguarding customer crypto assets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the fair values of Safeguarding customer crypto assets as shown in the Condensed Consolidated Balance Sheets (in thousands, except percentages):

	June 30, 2024		December 31, 2023
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Bitcoin	$137,375,583	51%	$89,864,637	47%
Ethereum	58,764,013	22%	40,200,059	21%
Solana	17,213,869	6%	12,906,278	6%
Other crypto assets(1)	55,844,602	21%	49,612,086	26%
Total safeguarding customer crypto assets	$269,198,067	100%	$192,583,060	100%
__________________
(1)Includes various other crypto assets balances, none of which individually represented more than 5% of total Safeguarding customer crypto assets.
See Note 13. Fair Value Measurements for additional details regarding the Safeguarding customer crypto assets and Safeguarding customer crypto liabilities.
10. OTHER CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
The following tables present certain other details of the Condensed Consolidated Balance Sheets (in thousands):
Other current assets

	June 30,	December 31,
	2024	2023
Crypto assets held for operations	$84,232	$74,103
Prepaid expenses	78,275	79,552
Assets pledged as collateral(1)	64,005	53,071
Income tax receivable	6,812	63,726
Other	19,902	16,191
Total other current assets	$253,226	$286,643
_______________
(1)See Note 6. Collateralized Arrangements and Financing for additional details.
Crypto assets held for operations
The following table summarizes the units, cost basis, and fair value of Crypto assets held for operations (in thousands, except units):

	June 30, 2024			December 31, 2023
	Units	Cost Basis	Fair Value	Carrying Value(1)
Bitcoin	138	$8,278	$8,634	$7,243
Ethereum	9,330	28,478	32,025	15,775
Solana	107,228	15,615	15,700	10,275
Other crypto assets(2)	nm	38,461	27,873	40,810
Total held for operations		$90,832	$84,232	$74,103
__________________
nm - not meaningful
(1)Recorded at impaired cost as of December 31, 2023.
(2)Includes various other crypto asset balances, none of which individually represented more than 5% of total Crypto assets held for operations.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other non-current assets

	June 30,	December 31,
	2024	2023
Strategic investments	$340,608	$343,045
Software and equipment, net	189,533	192,550
Intangible assets, net	70,649	86,422
Income tax receivable	55,968	—
Other	31,801	32,577
Total other non-current assets	$688,559	$654,594

Accrued expenses and other current liabilities

	June 30,	December 31,
	2024	2023
Accrued payroll and payroll related expenses	$140,445	$224,237
Other accrued expenses	151,747	89,254
Accounts payable	37,443	39,294
Income taxes payable	14,777	17,366
Other payables	103,758	126,032
Total accrued expenses and other current liabilities	$448,170	$496,183
11. LONG-TERM DEBT
The components of Long-term debt as of June 30, 2024 and December 31, 2023 were as follows (in thousands, except percentages):

	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
June 30, 2024
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,273,013	$(12,403)	$1,260,610
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(7,397)	992,603
0.25% 2030 Convertible Notes due on April 1, 2030	0.55%	1,265,000	(21,134)	1,243,866
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	737,457	(6,517)	730,940
Total		$4,275,470	$(47,451)	$4,228,019

December 31, 2023
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,273,013	$(15,378)	$1,257,635
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(8,218)	991,782
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	737,457	(6,917)	730,540
Total		$3,010,470	$(30,513)	$2,979,957

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Debt issuance costs related to the issuance of the 2030 Convertible Notes recognized were $3.2 million, and include commissions payable to the underwriters and third-party offering costs. As of June 30, 2024, the outstanding aggregate principal balance of the 2030 Convertible Notes and the related unamortized discounts were $1.3 billion and $21.1 million, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Capped calls
On May 18, 2021, in connection with the pricing of the convertible senior notes due in 2026 (the “2026 Convertible Notes”), on March 13, 2024, in connection with the pricing of the 2030 Convertible Notes, and on March 14, 2024, in connection with the full exercise by the initial purchasers of their option to purchase additional 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Calls” and “2030 Capped Calls,” respectively, and “the Capped Calls” collectively) with certain financial institutions (the “2026 Option Counterparties” and “2030 Option Counterparties,” respectively, and the “Option Counterparties” collectively) at a cost of $90.1 million and $104.1 million, respectively, in each case in exchange for the right to receive a predetermined amount of cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. The Capped Calls cover, subject to customary adjustments, the number of shares of the Company’s Class A common stock initially underlying each of the 2026 Convertible Notes and 2030 Convertible Notes (collectively, the “Convertible Notes”), as applicable. The Capped Calls allow the Company to hedge the economic effect of the conversion options embedded in the Convertible Notes and purchase shares of its own Class A common stock at a specified strike price. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the Convertible Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the Convertible Notes its Class A common stock price exceeds the conversion price of the Convertible Notes. The 2026 Capped Calls have an initial strike price of approximately $370.45 per share of Class A common stock (the “2026 Initial Strike Price”) and an initial cap price of approximately $478.00 per share of Class A common stock (the “2026 Initial Cap Price”). The 2030 Capped Calls have an initial strike price of approximately $333.54 per share of Class A common stock (the “2030 Initial Strike Price” and, together with the 2026 Initial Strike Price, the “Initial Strike Prices”) and an initial cap price of approximately $503.46 per share of Class A common stock (the “2030 Initial Cap Price” and, together with the 2026 Initial Cap Price, the “Initial Cap Prices”). Upon expiration of the agreements underlying the Capped Calls, the Capped Calls will be automatically exercised. If the closing market price of the Class A common stock is above the applicable Initial Cap Price, the initial investments will be returned with a premium in either cash or shares at the Company’s election. If the closing market price of the Class A common stock is at or below the applicable Initial Strike Price, the Company will receive the number of shares specified in the agreements.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. DERIVATIVES
During the periods presented, the Company’s derivatives were all embedded forward contracts to receive or deliver a fixed amount of crypto assets in the future.
Impact of derivatives on the Condensed Consolidated Balance Sheets
The following table summarizes the balance sheet impact of derivative instruments outstanding as of June 30, 2024 and December 31, 2023 as measured in U.S. dollar equivalents (in thousands), none of which were designated as hedging instruments at June 30, 2024:

		Derivative
Condensed Consolidated Balance Sheets Location	Notional	Fair Value, Net	Total
June 30, 2024
Accounts receivable, net(1)	$28,057	$15,278	$43,335
Crypto asset borrowings	169,285	68,189	237,474
Obligation to return collateral(1)	23,819	(2,700)	21,119
Accrued expenses and other current liabilities(1)	24,885	2,987	27,872

December 31, 2023
Designated as hedging instruments
Crypto asset borrowings	$31,666	$13,547	$45,213
Not designated as hedging instruments
Accounts receivable, net(1)	16,335	28,065	44,400
Crypto asset borrowings	12,503	5,264	17,767
Accrued expenses and other current liabilities(1)	20,092	590	20,682
__________________
(1)Represents the portion of the Condensed Consolidated Balance Sheet line item that is denominated in crypto assets.
The following table summarizes information on derivative assets and liabilities that are recorded in the Condensed Consolidated Balance Sheets, by accounting designation (in thousands):

	Gross Derivative Assets			Gross Derivative Liabilities
	Not Designated as Hedges	Designated as Hedges	Total Derivative Assets	Not Designated as Hedges	Designated as Hedges	Total Derivative Liabilities
June 30, 2024
Accounts receivable, net	$15,488	$—	$15,488	$210	$—	$210
Crypto asset borrowings	6,519	—	6,519	74,708	—	74,708
Obligation to return collateral	2,700	—	2,700	—	—	—
Accrued expenses and other current liabilities	1,865	—	1,865	4,852	—	4,852
Total fair value of derivative assets and liabilities	$26,572	$—	$26,572	$79,770	$—	$79,770

December 31, 2023
Accounts receivable, net	$28,065	$—	$28,065	$—	$—	$—
Crypto asset borrowings	26	(25)	1	5,290	13,522	18,812
Accrued expenses and other current liabilities	2,511	—	2,511	3,101	—	3,101
Total fair value of derivative assets and liabilities	$30,602	$(25)	$30,577	$8,391	$13,522	$21,913

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Impact of derivatives on the Condensed Consolidated Statements of Operations
Gains (losses) on derivative instruments recorded in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Derivatives	Hedged Items	Income Statement Impact(4)	Derivatives	Hedged Items	Income Statement Impact
	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
Designated as hedging instruments
Crypto asset futures(1)	$—	$—	$—	$5	$—	$5
Crypto asset borrowings(1)	—	—	—	3,159	333	3,492
Not designated as hedging instruments
Accounts receivable, net(2)	(25,421)	—	(25,421)	4,156	—	4,156
Crypto assets pledged as collateral(1)	—	—	—	(196)	—	(196)
Crypto asset borrowings(3)	46,099	—	46,099	196	—	196
Obligation to return collateral(3)	(906)	—	(906)	—	—	—
Accrued expenses and other current liabilities(1)	(1,299)	—	(1,299)	405	—	405
Other(1)	13	—	13	12	—	12
Total	$18,486	$—	$18,486	$7,737	$333	$8,070

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
Designated as hedging instruments
Crypto asset futures(1)	$—	$—	$—	$(43,111)	$48,491	$5,380
Crypto asset borrowings(1)	—	—	—	(88,555)	48,933	(39,622)
Not designated as hedging instruments
Accounts receivable, net(2)	(11,626)	—	(11,626)	47,080	—	47,080
Crypto assets pledged as collateral(1)	—	—	—	(196)	—	(196)
Crypto asset borrowings(3)	(49,815)	—	(49,815)	196	—	196
Obligation to return collateral(3)	(32,092)	—	(32,092)	—	—	—
Accrued expenses and other current liabilities(1)	(3,020)	—	(3,020)	844	—	844
Other(1)	13	—	13	(201)	—	(201)
Total	$(96,540)	$—	$(96,540)	$(83,943)	$97,424	$13,481
__________________
(1)Changes in fair value are recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.
(2)Changes in fair value are recorded in Other expense (income), net or Other operating expense (income), net in the Condensed Consolidated Statements of Operations depending on the nature of the receivable.
(3)As of January 1, 2024, the date of the Company’s adoption of ASU 2023-08, changes in fair value are recorded in Transaction expense in the Condensed Consolidated Statements of Operations. Prior to adoption of ASU 2023-08, changes in fair value were recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.
(4)Though the Company has dedesignated crypto assets borrowed that previously qualified as fair value hedges, the impact of derivatives is naturally offset, at least in part, in the Condensed Consolidated Statements of Operations by the impact of associated naturally offsetting positions.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	June 30, 2024		December 31, 2023
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents(1)	$4,068,451	$—	$3,682,917	$—
Restricted cash equivalents(2)	16,590	—	—	—
Customer custodial funds(3)	3,698,168	—	3,301,029	—
Safeguarding customer crypto assets	—	269,198,067	—	192,583,060
Crypto asset loan receivables	—	107,520	—	22,229
Crypto assets held as collateral	21,119	—	—	—
Crypto assets borrowed(4)	223,123	—	45,212	—
Crypto assets held for operations	84,232	—	—	—
Crypto assets held for investment	1,234,158	—	—	—
Derivative assets(5)	—	26,572	—	30,577
Total assets	$9,345,841	$269,332,159	$7,029,158	$192,635,866

Liabilities
Safeguarding customer crypto liabilities	$—	$269,198,067	$—	$192,583,060
Derivative liabilities(5)	—	79,770	—	21,913
Total liabilities	$—	$269,277,837	$—	$192,604,973
__________________
(1)Represents cash equivalents, which comprise money market funds and government bonds. Excludes cash, comprising $3.1 billion of corporate cash held in deposit at banks and $97.1 million held at venues as of June 30, 2024 and $1.4 billion of corporate cash held in deposit at banks and $88.8 million held at venues as of December 31, 2023.
(2)Represents restricted cash equivalents, which comprise money market funds. Excludes restricted cash, comprising an immaterial amount held in deposit at banks and held at venues as of June 30, 2024.
(3)Represents customer custodial cash equivalents, which comprise money market funds. Excludes customer custodial cash, comprising $499.7 million and $1.3 billion held in deposit at financial institutions as of June 30, 2024 and December 31, 2023, respectively.
(4)December 31, 2023 amount represents crypto assets designated as hedged items in fair value hedges.
(5)See Note 12. Derivatives for additional details.
The Company has valued all Level 2 assets and liabilities using quoted market prices for the underlying crypto assets.
Assets and liabilities measured and recorded at fair value on a non-recurring basis
The Company’s non-financial assets, such as software and equipment, goodwill, intangible assets, and crypto assets held prior to the adoption of ASU 2023-08, are adjusted to fair value when an impairment charge is recognized.
The Company’s strategic investments are recorded at cost and adjusted to fair value for observable transactions for same or similar investments of the same issuer or for impairment, on a non-recurring basis. Fair value measurements for strategic investments are based predominantly on Level 3 inputs to an Option-Pricing Model that uses publicly available market data of comparable companies and other unobservable inputs including expected volatility, expected time to liquidity, adjustments for other company-specific developments, and the rights and obligations of the securities the Company holds.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The changes in the carrying value of strategic investments accounted for under the measurement alternative are presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$330,346	$315,285
Net additions(1)	11,889	4,202
Upward adjustments	3,504	62
Previously held interest in ORDAM (see Note 4)	—	(20,000)
Impairments and downward adjustments	(17,504)	(7,771)
Ending balance	$328,235	$291,778
__________________
(1)Net additions include additions from purchases and reductions due to exits of strategic investments.
Upward adjustments, impairments, and downward adjustments from remeasurement of investments are recorded in Other expense (income), net in the Condensed Consolidated Statements of Operations. As of June 30, 2024, cumulative upward adjustments for investments held as of that date were $8.4 million and cumulative impairments and downward adjustments were $144.2 million. As of December 31, 2023, cumulative upward adjustments for investments held as of that date were $4.9 million and cumulative impairments and downward adjustments were $127.0 million.
Assets and liabilities not measured and recorded at fair value
Certain of the Company’s financial instruments, including cash, restricted cash, certain customer custodial funds and related liabilities, USDC, fiat accounts and loan receivables, fiat collateral, and fiat accounts payable are not measured and recorded at fair value. The carrying values of these instruments approximate their fair values due to their liquid or short-term nature. If these financial instruments were recorded at fair value, they would be based on Level 1 valuation inputs, except for fiat accounts receivable, fiat loan receivables, and fiat accounts payable which would be based on Level 2 valuation inputs.
The Company’s long-term debt is not measured and recorded at fair value. As of June 30, 2024, the estimated fair value of the 2026 Convertible Notes, 2030 Convertible Notes, and the 2028 and 2031 Senior Notes were $1.3 billion, $1.2 billion, and $1.4 billion, respectively. These are based on quoted prices for these instruments in markets that are not active and other market observable inputs, which are considered Level 2 valuation inputs.
14. STOCK-BASED COMPENSATION
Stock options
A summary of stock options activity is as follows (in thousands, except per share and years data):

		Weighted Average
	Options Outstanding	Exercise Price Per Share	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2024	28,697	$25.01	6.1	$4,295,055
Exercised	(3,515)	19.59
Forfeited and cancelled	(52)	49.66
Balance at June 30, 2024	25,130	$25.72	5.7	$4,938,285

Exercisable at June 30, 2024	18,996	$26.45	5.6	$3,719,034
Vested and expected to vest at June 30, 2024	18,997	$26.45	5.6	$3,719,310
As of June 30, 2024, there was total unrecognized compensation cost of $42.8 million related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.4 years.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted stock units
A summary of restricted stock units (“RSUs”) activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2024	3,016	$108.07
Granted	5,239	144.35
Vested	(3,143)	131.77
Forfeited and cancelled	(442)	128.64
Balance at June 30, 2024	4,670	$130.88
As of June 30, 2024, there was total unrecognized compensation cost of $568.2 million related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.1 years.
Performance restricted stock units
A summary of performance restricted stock units (“PRSUs”) activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2024	804	$55.42
Vested	(80)	55.42
Balance at June 30, 2024	724	$55.42
As of June 30, 2024, there was total unrecognized compensation cost of $10.9 million related to unvested PRSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.4 years.
Restricted common stock
A summary of restricted Class A common stock activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2024	543	$114.22
Vested	(196)	136.45
Forfeited and cancelled	(4)	267.48
Balance at June 30, 2024	343	$99.74
As of June 30, 2024, there was total unrecognized compensation cost of $18.6 million related to unvested restricted Class A common stock. These costs are expected to be recognized over a weighted-average period of approximately 1.2 years.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock-based compensation expense
The effects of stock-based compensation expense in the Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Technology and development	$133,622	$123,469	$273,452	$246,165
Sales and marketing	16,691	14,930	33,314	29,139
General and administrative	67,621	61,373	135,672	123,328
Restructuring	—	—	—	84,042
Total	$217,934	$199,772	$442,438	$482,674
During the three and six months ended June 30, 2024, $12.4 million and $23.5 million of stock-based compensation expense was recorded in capitalized software, respectively. During the three and six months ended June 30, 2023, $14.9 million and $29.0 million of stock-based compensation expense was recorded in capitalized software, respectively. Capitalized software is included within Software and equipment, net in Other non-current assets in the Condensed Consolidated Balance Sheets.
15. OTHER EXPENSE (INCOME), NET
Other expense (income), net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Strategic investment losses, net	$13,814	$3,839	$14,663	$10,158
Losses on other financial instruments, net	24,584	—	11,398	—
Losses on crypto asset loan receivables(1)	34,010	—	8,484	—
Foreign exchange (gains) losses, net	(321)	(3,344)	1,330	10,534
Other	(8,260)	(17,059)	(17,653)	(16,991)
Total other expense (income), net	$63,827	$(16,564)	$18,222	$3,701
__________________
(1)Represents fair value remeasurement losses on crypto asset denominated Loan receivables on crypto assets lent from the Company’s Crypto assets held for investment portfolio. See Note 6. Collateralized Arrangements and Financing for additional details.
16. INCOME TAXES
For the six months ended June 30, 2024, the Company calculated the tax provision using a discrete effective tax rate method. Historically, the tax provision was calculated for interim periods using an estimated annual effective tax rate (“ETR”), applied to year-to-date ordinary income. The Company’s estimated annual effective tax rate can fluctuate significantly based on the amount of estimated pretax income or loss in the period. For example, when pretax income is lower, the effect of non-deductible expenses or other discrete items will have a significant impact on the effective tax rate. Therefore, the Company determined the discrete effective tax rate method is the appropriate method for calculating the interim tax provision.
The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was 160.0% and (23.8)%, respectively. The effective tax rate of 160.0% for the three months ended June 30, 2024 was higher than the U.S. statutory rate of 21.0% primarily due to the Company’s deductible stock-based compensation and research and development credits. The Company’s ETR for the six months ended June 30, 2024 and 2023 was 12.0% and 27.9%, respectively. The ETR of 12.0% for the six months ended June 30, 2024 was lower than the U.S. statutory rate of 21.0%, primarily due to the Company’s deductible stock-based compensation and research and development credits.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2024, the Company had a net deferred tax asset balance of $1.0 billion, compared to $1.3 billion as of December 31, 2023. The decrease resulted from the deferred tax liability of $177.9 million established upon the Company’s adoption of ASU 2023-08 and the deferred tax provision of $84.0 million recorded on pretax earnings and other comprehensive income (loss) during the six months ended June 30, 2024. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Management determined that there is sufficient positive evidence to conclude that it is more likely than not that the Company’s net deferred tax asset will be fully realized.
17. NET INCOME (LOSS) PER SHARE
The computation of Net income (loss) per share, including the weighted average shares outstanding used in the computation (“WASO”), is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic Net income (loss) per share:
Numerator
Net income (loss)	$36,150	$(97,405)	$1,212,395	$(176,301)
Less: Income allocated to participating shares	(23)	—	(784)	—
Net income (loss) attributable to common stockholders, basic	$36,127	$(97,405)	$1,211,611	$(176,301)

Denominator
WASO - basic	246,298	234,614	244,546	233,060
Net income (loss) per share attributable to common stockholders, basic	$0.15	$(0.42)	$4.95	$(0.76)

Diluted Net income (loss) per share:
Numerator
Net income (loss)	$36,150	$(97,405)	$1,212,395	$(176,301)
Add: Interest on the Convertible Notes, net of tax	—	—	6,145	—
Less: Income allocated to participating shares	(22)	—	(711)	—
Less: Fair value gain on contingent consideration arrangement, net of tax	—	(196)	—	(196)
Net income (loss) attributable to common stockholders, diluted	$36,128	$(97,601)	$1,217,829	$(176,497)

Denominator
WASO - basic	246,298	234,614	244,546	233,060
Weighted-average effect of potentially dilutive shares:
Stock options	17,254	—	17,894	—
RSUs	2,672	—	2,250	—
PRSUs	350	—	343	—
Restricted common stock	257	—	283	—
Convertible Notes	—	—	5,687	—
Contingent consideration	—	27	—	27
WASO - diluted	266,831	234,641	271,003	233,087
Net income (loss) per share attributable to common stockholders, diluted	$0.14	$(0.42)	$4.49	$(0.76)

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Certain shares of the Company’s restricted Class A common stock granted as consideration in past acquisitions are participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. As a result, the undistributed earnings are allocated on a proportionate basis and the resulting income (loss) per share will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation awards(1)	7,807	41,621	7,807	41,621
Convertible Notes	7,229	3,706	—	3,706
Total	15,036	45,327	7,807	45,327
__________________
(1)Includes shares under the ESPP.
18. COMMITMENTS AND CONTINGENCIES
Indemnifications
In the event any registrable securities are included in a registration statement, the Company’s Amended and Restated Investors’ Rights Agreement (the “IRA”) entered into with certain of the Company’s stockholders provides indemnity to each stockholder, their partners, members, officers, directors, and stockholders and certain of their advisors; each underwriter, if any; and each person who controls each stockholder or underwriter, against any damages incurred in connection with investigating or defending any claim or proceeding arising as a result of such registration from which damages may result. The Company will reimburse each such party for any legal and any other expenses reasonably incurred, provided that the Company will not be liable in any such case to the extent the damages arise out of or are based upon any actions or omissions made in reliance upon and in conformity with written information furnished by or on behalf of such stockholder or underwriter and stated to be specifically for use therein.
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
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., was filed in the U.S. District Court for the Southern District of New York (the “District Court”) against the Company alleging claims under Sections 5, 15(a)(1) and 29(b) of the Exchange Act, and violations of certain California and Florida state statutes. On March 11, 2022, plaintiffs filed an amended complaint adding Coinbase, Inc. and Brian Armstrong as defendants and adding causes of action, including alleging claims under Sections 5, 12(a)(1) and 15 of the Securities Act and violations of certain New Jersey state statutes. Among other relief requested, the plaintiffs sought injunctive relief, unspecified damages, attorneys’ fees and costs. On February 1, 2023, the District Court dismissed all federal claims (with prejudice) and state law claims (without prejudice) against Coinbase Global, Inc., Coinbase, Inc. and Brian Armstrong. Subsequently, on February 9, 2023, the plaintiffs appealed that ruling to the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”), and the parties completed briefing the appeal on September 13, 2023. Oral argument took place on February 1, 2024 and on April 5, 2024, the Court of Appeals issued a Summary Order affirming the District Court’s dismissal order with respect to the claims alleging violations of the Exchange Act, and reversing the District Court’s dismissal order with respect to the claims alleging violations of the Securities Act and violations of the state statutes. On June 27, 2024, defendants filed an answer to the amended complaint, and on July 29, 2024, the defendants filed a Motion for Judgment on the Pleadings requesting the District Court dismiss the remaining claims. The defendants continue to dispute the claims in this case and intend to vigorously defend against them. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During 2022, the Company’s subsidiary, Coinbase, Inc., which holds a BitLicense from the New York Department of Financial Services (“NYDFS”) and is therefore subject to examinations and investigations by the NYDFS, was subject to an investigation by the NYDFS relating to its compliance program including compliance with the Bank Secrecy Act and sanctions laws, cybersecurity, and customer support. In January 2023, the NYDFS announced a consent order focused on historical shortcomings in Coinbase, Inc.'s compliance program. Pursuant to the consent order, Coinbase, Inc. paid a $50.0 million penalty in January 2023 and completed an agreed additional investment of $50.0 million in its compliance function as of the quarter ended June 30, 2024.
In April 2022, a dissenting stockholder to the Company’s acquisition of FairXchange, Inc. (“FairX”) filed a Verified Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware seeking, among other relief, an appraisal of the fair value of their common and preferred shares of FairX stock. Petitioners contend that the valuation of FairX was higher than the valuation ascribed by the parties at the time of the transaction. The case is captioned Hyde Park Venture Partners Fund III, L.P. et al. v. FairXchange, LLC, et al. Trial took place in November 2023 and post-trial briefing and argument was completed on March 5, 2024 and March 22, 2024, respectively. A settlement offer was made and rejected in November 2023, and another settlement offer was made and rejected in May 2024. On July 30, 2024, the Court of Chancery of the State of Delaware issued an opinion determining the fair value of FairX to be the deal price ascribed by the parties at the time of the transaction, plus both pre- and post-judgment interest. The Court of Chancery has directed the parties to prepare and submit a proposed final judgment, and the appeal period will expire 30 days after final judgment is entered. Should either party appeal, the Company cannot reasonably estimate the potential impact beyond the amounts recorded.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
19. RELATED PARTY TRANSACTIONS
Revenue and accounts receivable
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue from related party customers of $6.7 million and $4.0 million for the three months ended June 30, 2024 and 2023, respectively, and $13.6 million and $7.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, accounts receivable from related party customers were $3.8 million and $3.4 million, respectively.
Customer assets and liabilities
Safeguarding customer crypto assets and safeguarding customer crypto liabilities for related parties as of June 30, 2024 and December 31, 2023 were $9.6 billion and $8.8 billion, respectively. Customer custodial funds and Customer custodial cash liabilities for related parties as of June 30, 2024 and December 31, 2023 were $10.4 million and $348.0 million, respectively.
Other assets
As of June 30, 2024 and December 31, 2023, the Company made strategic investments of an aggregate of $3.3 million and $4.0 million, respectively, in investees in which certain related parties of the Company held an interest over 10%.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Expenses and Accounts payable
During the three months ended June 30, 2024 and 2023, the Company incurred $0.3 million and an immaterial amount, respectively, and during the six months ended June 30, 2024 and 2023, the Company incurred $1.4 million and an immaterial amount, respectively, for professional and consulting services provided by entities affiliated with related parties. As of June 30, 2024 and December 31, 2023, Accounts payable to related party parties were immaterial.
20. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
USDC	$(492,242)	$508,752
Accounts receivable	(69,779)	(36,579)
Deposits in transit	(5,012)	(88,680)
Income taxes, net	(1,667)	(7,012)
Other current and non-current assets	(2,971)	31,003
Other current and non-current liabilities	4,037	(80,640)
Net changes in operating assets and liabilities	$(567,634)	$326,844
The following is a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$7,225,535	$5,166,733
Restricted cash and cash equivalents	34,282	20,697
Customer custodial cash and cash equivalents	4,015,067	3,697,031
Total cash, cash equivalents, and restricted cash and cash equivalents	$11,274,884	$8,884,461
The following is a supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2024	2023
Crypto asset loan receivables originated	$837,729	$—
Crypto asset loan receivables repaid	741,500	—
Cumulative-effect adjustment due to the adoption of ASU 2023-08	561,489	—
Non-cash assets received as collateral returned	372,691	86,390
Non-cash assets received as collateral	361,718	59,516
Crypto assets borrowed	225,037	272,590
Crypto assets borrowed repaid with crypto assets	100,285	304,433
Non-cash assets pledged as collateral	59,138	63,460
Non-cash assets pledged as collateral returned	47,013	42,514
Disposal of crypto asset investments for USDC	10,346	7,283
Purchase of strategic investments with USDC	7,902	2,750
Purchase of crypto asset investments with USDC	1,941	6,580
Non-cash consideration paid for business combinations	—	51,494
Realized gains on crypto assets held for investment (prior to ASU 2023-08)	—	48,491

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. For all narrative provided in this Item 2, two numbers presented consecutively represent figures for the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023, respectively, unless otherwise noted.
Executive Overview
This executive overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.
Our financial performance during the second quarter of 2024 reflects our focused execution on product expansion, ongoing operational discipline, and regulatory clarity efforts. For the three and six months ended June 30, 2024 we generated $1.4 billion and $3.0 billion of Net revenue and $36.2 million and $1.2 billion in Net income.
For the remainder of 2024, our primary focus will be on three main priorities. First we plan to drive revenue growth by expanding our transaction and stablecoin revenue streams. This will involve international expansion and deeper integration of USDC into the cryptoeconomy. Second, we plan to enhance the utility of crypto by promoting the use of stablecoins and supporting developers on our Base platform. Lastly, we plan to continue to work towards achieving regulatory clarity for the industry. Overall, the second quarter of 2024 was a quarter of strong progress for us and the crypto industry, and we remain dedicated to our mission of increasing economic freedom worldwide.
Key Business Metrics
In addition to the measures presented in our Condensed Consolidated Financial Statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
MTUs (in millions)	8.2	7.3	12	8.1	7.9	3
Trading Volume (in billions)	$226	$92	146	$538	$237	127
Net income (loss) (in millions)	$36	$(97)	137	$1,212	$(176)	789
Adjusted EBITDA(1) (in millions)	$596	$189	215	$1,610	$475	239
_____________
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
MTUs increased for the three and six months ended June 30, 2024 as compared to 2023, primarily due to a 1.0 million and 0.9 million increase in trading users, influenced by overall crypto market sentiment and activity and higher average crypto asset prices, partially offset by a decrease in staking users as a result of updates we made to our staking service.
Trading Volume
We define Trading Volume as the total United States (“U.S.”) dollar equivalent value of spot matched trades transacted between a buyer and seller through our platform during the period of measurement. Trading Volume represents the product of the quantity of assets transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity on our order books, trading health, and the underlying growth of the cryptoeconomy.
Generally, Trading Volume on our platform is primarily influenced by overall market dynamics, namely the price of crypto assets, crypto asset volatility, macroeconomic conditions, and by our share of total crypto market spot trading volume. In periods of high crypto asset prices and crypto asset volatility, we have experienced correspondingly high levels of Trading Volume on our platform.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Trading Volume (in billions):
Consumer	$37	$14	164	$93	$35	166
Institutional	189	78	142	445	202	120
Total	$226	$92	146	$538	$237	127

Trading Volume by crypto asset:
Bitcoin	35%	40%	(13)	34%	35%	(3)
Ethereum	15	23	(35)	14	23	(39)
USDT(1)	10	nm	nm	11	nm	nm
Other crypto assets(2)	40	38	5	41	42	(2)
Total(3)	100%	100%		100%	100%

Transaction revenue by crypto asset:
Bitcoin	31%	39%	(21)	31%	38%	(18)
Ethereum	17	21	(19)	15	19	(21)
Solana	10	nm	nm	9	nm	nm
Other crypto assets(2)	42	39	8	45	43	5
Total	100%	100%		100%	100%
____________________________________
nm - not meaningful
(1)USDT is a stablecoin issued by Tether Operations Limited.
(2)No crypto assets other than those shown in this table individually represented more than 10% of our Trading Volume or our transaction revenue.
(3)Figures presented above may not sum precisely due to rounding.

For the three and six months ended June 30, 2024 as compared to 2023, Trading Volume increased 146% and 127% reflecting an increase in both the total market and our market share in the U.S., where our business is concentrated:
•Total market — an increase in Crypto Asset Volatility1 of 40% and 23% and an increase in total crypto market capitalization of 109% and 96%. These two macro inputs have historically been heavily correlated with Trading Volume and are typically influenced by overall crypto market sentiment, activity in the crypto market, and higher average crypto asset prices; and
•Market share — our Trading Volume growth outpaced the 83% and 80% growth in overall U.S. spot market trading volume, as we were able to capture a larger portion of the trading activity due to our competitive position and product strategy.
Components of Results of Operations
Revenue
We generate revenue from transactions, subscription and services, and other activities. The vast majority of our total revenue is generated in the U.S., which is based on the domicile of the customers.
Net revenue
Transaction revenue
Transaction revenue is generated primarily from transaction fees on consumer and institutional trades that occur on our platform. We also earn other transaction revenue, which primarily consists of sequencer fees from Base users and fees charged for payment-related transactions. Transaction revenue is recognized at the time the transaction is processed.
We provide a trade matching service for users to buy, sell, or convert crypto assets through our platform. This trading activity is the primary source of our transaction revenue and core to the service we offer. Transaction revenue is generated primarily from transaction fees applied to spot trades that are executed by both consumer and institutional customers on our platform. The transaction fee earned is based on the price and quantity of the crypto asset that is bought, sold, or converted. Transaction revenue is directly correlated with Trading Volume, which is driven by both the number of spot trade transactions processed on our platform and the crypto asset price at the time of execution. Institutional customers incur lower fees per transaction than consumer customers and, as a result, the impact of changes in consumer Trading Volume on transaction revenue is more pronounced than changes in institutional Trading Volume. In addition, changes in our pricing and mix between types of transactions will affect transaction revenue. See the section titled “—Key Business Metrics—Trading Volume” above for more information on our Trading Volume metric.
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
Operating expenses
Operating expenses consist of Transaction expense, Technology and development, Sales and marketing, General and administrative, Losses (gains) on crypto assets held for operations, net, Crypto asset impairment, net, Restructuring, and Other operating expense (income), net. Personnel-related expense in all of these categories includes employee cash, stock-based compensation expense, and other employee benefits.
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
Technology and development
Technology and development expenses comprise mainly personnel-related expenses incurred in operating, maintaining, and enhancing our platform and in developing new products and services. These costs also include website hosting and infrastructure expenses, and the amortization of internally developed and acquired developed technology. Certain costs of developing new products and services are capitalized to software and equipment, net included within Other non-current assets in our Condensed Consolidated Balance Sheets.
Sales and marketing
Sales and marketing expenses primarily include personnel-related expenses, marketing programs costs, USDC rewards, and costs related to customer acquisition.
General and administrative
General and administrative expenses include personnel-related expenses incurred to support our business, including executive, customer support, compliance, finance, human resources, legal, and other support operations. These expenses also include costs of professional services, policy spend, and software subscriptions for support services.
Losses (gains) on crypto assets held for operations, net
Losses (gains) on crypto assets held for operations, net, reflect changes in the fair value of crypto assets received as a form of payment and nearly immediately converted to cash or used timely to fulfill corporate expenses. In addition to crypto asset price changes, these gains and losses are influenced by the volume and mix of crypto assets received and used, and the timing of the turnover of these crypto assets.
Crypto asset impairment, net
Crypto asset impairment, net represents gross impairments recorded on crypto assets held, net of subsequent realized gains on the sale and disposal of previously impaired crypto assets held. Beginning in January 2024, we adopted ASU 2023-08, and no longer record Crypto asset impairment, net.
Restructuring
Restructuring expenses comprise separation pay, stock-based compensation, and other personnel costs related to reductions in our headcount.

Other operating expense (income), net
Other operating expense (income), net includes fair value gains and losses related to derivatives as well as platform-related incidents. The value of derivatives fluctuates with market conditions.
Interest expense
Interest expense on debt includes coupon interest expense, as well as amortization of debt discounts and debt issuance costs.
Losses (gains) on crypto assets held for investment, net
Losses (gains) on crypto assets held for investment, net generally comprise fair value remeasurement gains and losses from our crypto assets held for investment.
Other expense (income), net
Other expense (income), net includes the following items:
•realized and unrealized foreign currency exchange gains and losses;
•realized and unrealized fair value gains and losses on strategic equity investments;
•gains and losses on the fair value remeasurement of loan receivables originated from our crypto assets held for investment portfolio; and

•fair value remeasurement gains and losses on other financial instruments held for investment.
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
Results of Operations
The following table summarizes the historical Condensed Consolidated Statements of Operations data (in thousands) and each component as a percentage of total revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Revenue:
Net revenue	$1,379,942	95	$662,500	94	$2,967,619	96	$1,398,898	94
Other revenue	69,686	5	45,411	6	119,579	4	81,542	6
Total revenue	1,449,628	100	707,911	100	3,087,198	100	1,480,440	100
Operating expenses:
Transaction expense	191,477	13	108,200	15	408,884	13	204,569	14
Technology and development	364,258	25	320,667	45	722,121	23	678,698	46
Sales and marketing	165,262	11	83,853	12	263,847	9	147,829	10
General and administrative	320,115	22	258,988	37	607,351	20	507,749	34
Losses (gains) on crypto assets held for operations, net	31,016	2	—	—	(55,342)	(2)	—	—
Crypto asset impairment, net	—	—	(8,053)	(1)	—	—	9,909	1
Restructuring	—	—	(1,035)	—	—	—	143,454	10
Other operating expense (income), net	34,383	2	18,866	3	36,759	1	(14,318)	(1)
Total operating expenses	1,106,511	76	781,486	110	1,983,620	64	1,677,890	113
Operating income (loss)	343,117	24	(73,575)	(10)	1,103,578	36	(197,450)	(13)
Interest expense	20,507	1	21,672	3	39,578	1	43,208	3
Losses (gains) on crypto assets held for investment, net	319,020	22	—	—	(331,409)	(11)	—	—
Other expense (income), net	63,827	4	(16,564)	(2)	18,222	1	3,701	—
(Loss) income before income taxes	(60,237)	(4)	(78,683)	(11)	1,377,187	45	(244,359)	(17)
(Benefit from) provision for income taxes	(96,387)	(7)	18,722	3	164,792	5	(68,058)	(5)
Net income (loss)	$36,150	2	$(97,405)	(14)	$1,212,395	39	$(176,301)	(12)
__________________
(1)Percentage of total revenue. Figures presented above may not sum precisely due to rounding.

Comparison of the three and six months ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Transaction revenue	$780,902	$327,098	$453,804	139	$1,857,643	$701,811	$1,155,832	165
Subscription and services revenue	599,040	335,402	263,638	79	1,109,976	697,087	412,889	59
Other revenue	69,686	45,411	24,275	53	119,579	81,542	38,037	47
Total revenue	$1,449,628	$707,911	$741,717	105	$3,087,198	$1,480,440	$1,606,758	109
For the three and six months ended June 30, 2024 we generated 85% and 84%, respectively, of total revenue in the U.S. For the three and six months ended June 30, 2023 we generated 90% and 89%, respectively, of total revenue in the U.S. No other country accounted for more than 10% of total revenue during the periods presented. International revenue comprised mainly transaction revenue in all periods presented.
Transaction revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Consumer, net(1)	$664,772	$288,971	$375,801	130	$1,599,984	$618,123	$981,861	159
Institutional, net	63,624	17,061	46,563	273	149,016	39,372	109,644	278
Other transaction revenue(1)	52,506	21,066	31,440	149	108,643	44,316	64,327	145
Total transaction revenue	$780,902	$327,098	$453,804	139	$1,857,643	$701,811	$1,155,832	165
__________________
(1)Prior period amounts were recast to conform to current period presentation. See Note 5. Revenue of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Transaction revenue increased for the three and six months ended June 30, 2024 as compared to 2023, due to:
•an increase in consumer transaction revenue of $474.7 million and $1,023.3 million due to a 164% and 166% increase in consumer Trading Volume. This increase was offset in part by a decrease of $98.9 million and $41.5 million attributed to a lower average blended fee rate due to changes in the mix of Trading Volume between advanced and simple trading;
•an increase in institutional transaction revenue of $22.3 million and $61.6 million as a result of a higher average blended fee rate, and an increase of $24.2 million and $48.0 million due to 142% and 120% higher institutional Trading Volume. The increase in average blended fee rate was primarily due to a significant reduction in discounts offered to certain market maker customers as compared to 2023; and
•an increase in other transaction revenue, primarily due to the launch of Base in the third quarter of 2023.

Subscription and services revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Stablecoin revenue	$240,436	$151,394	$89,042	59	$437,753	$350,292	$87,461	25
Blockchain rewards	185,139	87,613	97,526	111	336,068	161,363	174,705	108
Interest and finance fee income(1)	69,400	51,932	17,468	34	136,063	95,245	40,818	43
Custodial fee revenue	34,505	16,992	17,513	103	66,846	34,034	32,812	96
Other subscription and services revenue(1)	69,560	27,471	42,089	153	133,246	56,153	77,093	137
Total subscription and services revenue	$599,040	$335,402	$263,638	79	$1,109,976	$697,087	$412,889	59
__________________
(1)Prior period amounts were recast to conform to current period presentation. See Note 5. Revenue of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Subscription and services revenue increased for the three and six months ended June 30, 2024 as compared to 2023, due to:
•increases in stablecoin revenue of $27.1 million and $62.3 million due to higher average interest rates, which rose 57 and 74 basis points, and $45.8 million and $76.1 million primarily due to higher on-platform USDC balances. For the six months ended June 30, 2024 as compared to 2023, these increases were partially offset by a decrease of $45.9 million attributable to a decline in overall USDC market capitalization;
•an increase of $106.0 million and $173.6 million in blockchain rewards due to higher average prices for Ethereum and Solana, and an increase due to higher native units staked, partially offset by lower reward rates;
•an increase in interest and finance fee income primarily reflecting growth of $10.6 million and $21.2 million in finance fees driven by higher average daily Prime Financing loan receivable outstanding balances. In addition, we saw growth of $5.1 million and $16.1 million related to customer custodial cash, primarily due to higher average customer balances and higher average earned interest rates;
•an increase in custodial fee revenue primarily due to the growth in average crypto assets under custody of $82.2 billion and $78.8 billion as a result of higher crypto asset prices, primarily for Bitcoin and Ethereum; and
•an increase in other subscription and services revenue, primarily due to growth of $25.7 million and $37.5 million in Coinbase One revenue, as the number of paid subscribers grew driven by market conditions and improvements to our product offerings, as well as an increase in revenue from developer products driven largely by higher average crypto asset prices.

Other revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Corporate interest and other income	$69,686	$45,411	$24,275	53	$119,579	$81,542	$38,037	47
Total other revenue	$69,686	$45,411	$24,275	53	$119,579	$81,542	$38,037	47
Other revenue increased for the three and six months ended June 30, 2024 as compared to 2023, primarily reflecting an increase of $7.3 million and $20.0 million due to higher average earned interest rates on corporate balances, which rose 50 and 84 basis points, as well as higher average corporate balances.
Operating expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Transaction expense	$191,477	$108,200	$83,277	77	$408,884	$204,569	$204,315	100
Technology and development	364,258	320,667	43,591	14	722,121	678,698	43,423	6
Sales and marketing	165,262	83,853	81,409	97	263,847	147,829	116,018	78
General and administrative	320,115	258,988	61,127	24	607,351	507,749	99,602	20
Losses (gains) on crypto assets held for operations, net	31,016	—	31,016	100	(55,342)	—	(55,342)	100
Crypto asset impairment, net	—	(8,053)	8,053	(100)	—	9,909	(9,909)	(100)
Restructuring	—	(1,035)	1,035	(100)	—	143,454	(143,454)	(100)
Other operating expense (income), net	34,383	18,866	15,517	82	36,759	(14,318)	51,077	357
Total operating expenses	$1,106,511	$781,486	$325,025	42	$1,983,620	$1,677,890	$305,730	18
In order to achieve our goal of positive Adjusted EBITDA for the remainder of 2024, we are committed to being adaptable and responsive to overall macro market conditions and revenue opportunities. We plan to dynamically adjust our expense base, increasing or decreasing it as needed, especially with respect to certain variable expenses. In the third quarter of 2024, we expect technology and development and general and administrative expenses to grow mainly due to the non-linear expense recognition of stock-based compensation. Additionally, we expect sales and marketing expenses to grow as compared to the second quarter of 2024 primarily as a result of higher variable digital marketing.

Transaction expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Blockchain rewards fees	$114,400	$60,221	$54,179	90	$219,854	$112,831	$107,023	95
Payment processing and account verification	36,090	18,962	17,128	90	71,572	43,373	28,199	65
Transaction reversal losses	4,428	14,002	(9,574)	(68)	24,402	25,760	(1,358)	(5)
Miner fees	15,948	13,533	2,415	18	49,288	19,690	29,598	150
Other	20,611	1,482	19,129	nm	43,768	2,915	40,853	nm
Total transaction expense	$191,477	$108,200	$83,277	77	$408,884	$204,569	$204,315	100
__________________
nm - not meaningful

Transaction expense increased for the three and six months ended June 30, 2024 as compared to 2023, due to:
•an increase in blockchain rewards fees, which increased generally in line with blockchain rewards revenue;
•an increase in payment processing and account verification fees reflecting Trading Volume growth of 146% and 127%, and more directly for account verification fees, an increase in the number of consumers trading on our platform of 13% for both comparative periods. These increases were offset in part by savings from reduced fees at higher volumes and our cost optimization efforts;
•an increase in miner fees for the six months ended June 30, 2024, primarily due to a $20.7 million increase resulting from higher blockchain transmission volumes, as well as due to higher average prices for Ethereum and Bitcoin; and
•an increase in other largely driven by higher transaction rebates earned by institutional customers as we work to create liquidity in our international exchange in the early stages of this offering.
There were no material changes to note within transaction reversal losses.
Technology and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Personnel-related	$252,622	$230,576	$22,046	10	$519,203	$473,589	$45,614	10
Website hosting and infrastructure	56,624	45,116	11,508	26	106,497	102,121	4,376	4
Amortization expense	29,289	30,145	(856)	(3)	53,261	63,753	(10,492)	(16)
Other	25,723	14,830	10,893	73	43,160	39,235	3,925	10
Total technology and development	$364,258	$320,667	$43,591	14	$722,121	$678,698	$43,423	6

Technology and development expenses increased for the three and six months ended June 30, 2024 as compared to 2023, due to:
•an increase in personnel-related expenses primarily due to an increase in stock-based compensation expense as a result of the 2023 annual employee equity awards being granted at a lower stock price as compared to the 2024 annual employee equity awards; and
•an increase in website hosting and infrastructure expenses driven by increased activity on our platform.
There were no material changes to note within amortization expense or other.
Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Personnel-related	$38,358	$38,723	$(365)	(1)	$73,850	$71,604	$2,246	3
Marketing programs	56,966	32,609	24,357	75	82,666	53,715	28,951	54
USDC rewards	56,563	4,553	52,010	nm	83,125	7,760	75,365	971
Other	13,375	7,968	5,407	68	24,206	14,750	9,456	64
Total sales and marketing	$165,262	$83,853	$81,409	97	$263,847	$147,829	$116,018	78
Sales and marketing expenses increased for the three and six months ended June 30, 2024 as compared to 2023, due to:
•an increase in marketing program expenses due to higher digital advertising spend; and
•an increase in USDC rewards payouts primarily driven by higher reward rates offered to customers in an effort to enhance customer retention and platform engagement.
There were no material changes to note within personnel-related or other.
General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Personnel-related (excluding customer support)	$132,647	$123,268	$9,379	8	$270,117	$248,717	$21,400	9
Customer support	46,646	32,339	14,307	44	86,010	64,224	21,786	34
Professional services	42,607	38,747	3,860	10	80,998	73,060	7,938	11
Other	98,215	64,634	33,581	52	170,226	121,748	48,478	40
Total general and administrative	$320,115	$258,988	$61,127	24	$607,351	$507,749	$99,602	20
General and administrative expenses increased for the three and six months ended June 30, 2024 as compared to 2023, due to:
•an increase in personnel-related expenses driven by increased stock-based compensation expense as a result of the 2023 annual employee equity awards being granted at a lower stock price as compared to the 2024 annual employee equity rewards;
•an increase in customer support costs as a result of increased capacity needs. Our capacity needs typically increase in periods following higher Trading Volumes;

•an increase in other, primarily reflecting:
▪an increase of $25.9 million in policy spend as we increased our crypto advocacy efforts;
▪an increase of $13.7 million and $17.5 million in taxes, licenses, and fees largely due to higher indirect taxes directly associated with the growth in revenue and the application of certain indirect tax rules;
▪an increase in legal costs of $20.6 million for the six months ended June 30, 2024 due to increased spend during the first quarter of 2024; offset in part by
▪lower lease costs, as we recognized a one-time lease termination fee of $25.0 million during the six months ended June 30, 2023 related to the closure of our San Francisco office space.
There were no material changes to note within professional services.
Losses (gains) on crypto assets held for operations, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Losses (gains) on crypto assets held for operations, net	$31,016	$—	$31,016	100	$(55,342)	$—	$(55,342)	100
Losses on crypto assets held for operations, net during the three months ended June 30, 2024 resulted from a net use of crypto assets for operations during a period of declining crypto asset prices. Gains on crypto assets held for operations, net during the six months ended June 30, 2024 resulted from net receipts of crypto assets for operations during a period of rising crypto asset prices.
Crypto asset impairment, net
During the three and six months ended June 30, 2023, crypto asset impairment, net reflected an $8.1 million gain and a $9.9 million expense, driven by gross crypto asset impairments resulting from challenging crypto market conditions at the time, followed by expense recoveries as we sold previously impaired assets at recovered prices. Beginning January 2024, we adopted ASU 2023-08, and as a result no longer record crypto asset impairments.
Restructuring
Restructuring expense was $143.5 million for the six months ended June 30, 2023, driven by separation pay, stock-based compensation expense, and other personnel costs related to the workforce reduction in January 2023. Restructuring expense was immaterial for the three months ended June 30, 2023, and there were no restructuring expenses for the three and six months ended June 30, 2024.

Other operating expense (income), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Platform-related incidents	$32,403	$3,588	$28,815	803	$32,598	$5,980	$26,618	445
Losses (gains) on derivatives, net	2,638	11,537	(8,899)	(77)	4,217	(25,559)	29,776	116
Other	(658)	3,741	(4,399)	(118)	(56)	5,261	(5,317)	(101)
Total other operating expense (income), net	$34,383	$18,866	$15,517	82	$36,759	$(14,318)	$51,077	357
Changes in other operating expense (income), net for the three and six months ended June 30, 2024 as compared to 2023, were due to:
•an increase in costs due to platform-related incidents; and
•changes in gains and losses on derivatives for the six months ended June 30, 2023, primarily due to realized losses on the settlement of crypto asset futures offset by gains on other crypto asset derivatives. See Note 12. Derivatives of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
There were no material changes to note within other.
Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Interest expense	$20,507	$21,672	$(1,165)	(5)	$39,578	$43,208	$(3,630)	(8)
There were no material changes to note within interest expense for the three and six months ended June 30, 2024 as compared to 2023.
Losses (gains) on crypto assets held for investment, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Losses (gains) on crypto assets held for investment, net	$319,020	$—	$319,020	100	$(331,409)	$—	$(331,409)	100
Losses (gains) on crypto assets held for investment, net during the three and six months ended June 30, 2024 were primarily due to the remeasurement of the fair value of crypto assets held, mainly Bitcoin and Ethereum, during periods of decreasing and increasing crypto asset prices, respectively.

Other expense (income), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Strategic investment losses, net	$13,814	$3,839	$9,975	260	$14,663	$10,158	$4,505	44
Losses on other financial instruments, net	24,584	—	24,584	100	11,398	—	11,398	100
Losses on crypto asset loan receivables	34,010	—	34,010	100	8,484	—	8,484	100
Foreign exchange (gains) losses, net	(321)	(3,344)	3,023	(90)	1,330	10,534	(9,204)	(87)
Other	(8,260)	(17,059)	8,799	(52)	(17,653)	(16,991)	(662)	4
Total other expense (income), net	$63,827	$(16,564)	$80,391	(485)	$18,222	$3,701	$14,521	392
Other expense (income), net changed for the three and six months ended June 30, 2024 as compared to 2023, due to:
•an increase in impairment expense recognized on certain strategic equity investments;
•losses on the fair value remeasurement of certain other crypto asset-denominated financial instruments;
•losses on the fair value remeasurement of loan receivables originated from our crypto assets held for investment portfolio; and
•a decrease in net foreign exchange gains and losses due to improvements in foreign exchange risk management.
There were no material changes to note within other.
(Benefit from) provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
(Benefit from) provision for income taxes	$(96,387)	$18,722	$(115,109)	(615)	$164,792	$(68,058)	$232,850	342
For the three months ended June 30, 2024 as compared to 2023, the change in (benefit from) provision for income taxes was primarily due to tax benefits from stock-based compensation. For the six months ended June 30, 2024, as compared to 2023, the increase in provision for income taxes was primarily due to higher pretax income, partially offset by tax benefits from stock-based compensation.

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
•(benefit from) provision for income taxes;
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
•other expense (income), net, which represents foreign exchange gains or losses, gains or losses on strategic investments, and other non-operating income and expense activity;
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
•to adjust for other expense (income), net in total, as the entire line item represents non-operating activity, and as a majority of the activity recorded in other expense (income), net had been included in the calculation of Adjusted EBITDA previously in separate rows while this combined presentation is more streamlined and easily reconciled to our Condensed Consolidated Statements of Operations;
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
The following table provides a reconciliation of Net income (loss) to Adjusted EBITDA. The prior period comparative reconciliation has been updated to conform to the current period presentation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$36,150	$(97,405)	$1,212,395	$(176,301)
Adjusted to exclude the following:
(Benefit from) provision for income taxes	(96,387)	18,722	164,792	(68,058)
Interest expense	20,507	21,672	39,578	43,208
Depreciation and amortization	34,501	36,982	63,828	78,190
Stock-based compensation	217,934	199,772	442,438	398,632
Losses (gains) on crypto assets held for investment, net (post-adoption of ASU 2023-08)	319,020	—	(331,409)	—
Other expense (income), net	63,827	(16,564)	18,222	3,701
Non-recurring lease charges	—	18,088	—	31,954
Impairment on crypto assets still held, net (pre-adoption of ASU 2023-08)	—	8,499	—	20,584
Restructuring	—	(1,035)	—	143,454
Adjusted EBITDA	$595,552	$188,731	$1,609,844	$475,364

Revised definition no longer adjusts for:
Crypto asset borrowing costs		$1,218		$2,738
Other impairment expense		2,586		8,113
Revised definition newly adjusts for:
Additional other expense (income), net(1)		1,417		(8,611)
Adjusted EBITDA, previous definition		$193,952		$477,604
__________________
(1)Represents the portion of Other expense (income), net that was not previously included as an adjustment to arrive at Adjusted EBITDA.

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
Primary resources and commitments
Cash and cash equivalents, restricted cash and cash equivalents, and USDC
As of June 30, 2024 and December 31, 2023, our cash and cash equivalents, restricted cash and cash equivalents, and USDC balances consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents
Cash equivalents(1)	$4,068,451	$3,682,917
Cash held at banks	3,059,948	1,367,643
Cash held at venues	97,136	88,791
Total cash and cash equivalents	$7,225,535	$5,139,351

Restricted cash and cash equivalents(2)	$34,282	$22,992

USDC(3)
USDC loaned(4)	$271,945	$205,645
USDC pledged as collateral(4)	195,372	29,577
USDC not loaned or pledged	589,331	340,806
Total USDC	$1,056,648	$576,028
__________________
(1)Cash equivalents consists of money market funds and government bonds.
(2)Restricted cash and cash equivalents consists of money market funds and amounts held at banks and venues.
(3)USDC is a stablecoin redeemable on a one-to-one basis for U.S. dollars. While not accounted for as cash or cash equivalents, we treat our USDC holdings as a liquidity resource.
(4)USDC loaned represents loaned assets that do not meet the criteria for derecognition in our Condensed Consolidated Balance Sheets. USDC pledged as collateral represents assets pledged as collateral that do not meet derecognition criteria against our crypto asset borrowings in our Condensed Consolidated Balance Sheets. See Note 6. Collateralized Arrangements and Financing of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Debt
On March 18, 2024, we issued $1.3 billion in aggregate principal amount of convertible senior notes that mature on April 1, 2030 (“2030 Convertible Notes”), unless converted, redeemed or repurchased on an earlier date. As of June 30, 2024, we held $4.3 billion in aggregate principal amount of debt. See Note 11. Long-Term Debt for additional details, including maturities.
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
Other resources and commitments
Crypto assets
We hold crypto assets for investment, operating, and borrowing, and as collateral held against institutional customer loans. Effective January 1, 2024, we adopted ASU 2023-08 using a modified retrospective approach and recognized an associated fair value adjustment of $739.5 million on the crypto assets we held at that time. This adjustment caused the carrying values of the crypto assets we already held at the time to reflect their fair values and as such, this adjustment does not represent additional capital resources generated during the first quarter of 2024.
Crypto assets held for investment, net
We view our crypto assets investments as long-term holdings and we do not plan to engage in regular trading of crypto assets. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets held for investment, varying based on the future fair value of such crypto assets.
Crypto assets held for operations, net
We primarily receive crypto assets held for operations as payments for transaction revenue, blockchain rewards, custodial fee revenue, and other subscriptions and services revenue. Our intent is to convert crypto assets received as a form of payment to cash nearly immediately or use these crypto assets to fulfill corporate expenses. During times of instability in the crypto assets market, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets held for operations are considered less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
Crypto assets borrowed and borrowings
We borrow crypto assets from eligible institutional customers. These borrowings generally have open-ended terms or have a term of less than one year. We are required to maintain a collateral to loan ratio per our borrowing agreements. Any significant change in crypto asset prices could impact the value of the crypto assets borrowed or the value of crypto assets pledged as collateral. If crypto asset prices rise, we will post additional collateral to maintain required collateral loan ratios. We were in compliance with all collateral requirements as of June 30, 2024. See Note 6. Collateralized Arrangements and Financing of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional details relating to crypto assets borrowed and borrowings.

Crypto assets held as collateral
Crypto assets held as collateral represent institutional customers’ crypto assets pledged as collateral on Prime Financing loans, to which we have contractual rights to sell, pledge, or rehypothecate. As Prime Financing grows, we will continue to evaluate how to best utilize these resources to help fund the growth of this business.
Customer assets and liabilities
Customer assets comprise customer custodial funds and safeguarding customer crypto assets, and the associated liabilities represent our obligation to safeguard and return these assets to the customers. See Note 9. Customer Assets and Liabilities for additional details. Our business model does not expose us to liquidity risk if we have excessive redemptions or withdrawals from customers. We do not use customer crypto assets as collateral for any loan, margin, rehypothecation, or other similar activities without their consent to which we or our affiliates are a party. As of June 30, 2024, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. See Risk Factors—Depositing and withdrawing crypto assets into and from our platform involves risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely impact our business included in Part II, Item 1A of this Quarterly Report on Form 10-Q for further information.
Cash requirements and contractual obligations
There have been no material changes in our cash requirements and contractual obligations since those presented in our Annual Report on Form 10-K for the year ended December 31, 2023, other than the issuance of additional long-term debt noted above. See Notes 10. Other Condensed Consolidated Balance Sheets Details, 11. Long-Term Debt, 16. Income Taxes and 18. Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional details relating to our short- and long-term material cash requirements and contractual obligations as of June 30, 2024.
Cash flows
The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$895,682	$614,202
Net cash used in investing activities	(144,292)	(12,754)
Net cash provided by (used in) financing activities	993,988	(1,142,263)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$1,745,378	$(540,815)
Effect of exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	$(25,923)	$(4,370)
Change in customer custodial cash	$(378,019)	$(1,281,721)

Operating activities
Our largest source of cash provided by operations are revenues generated from transaction fees. Our primary uses of cash from operating activities include payments to employees for compensation, payments for website hosting and infrastructure services, professional services, and outsourced customer and support costs.
Net cash provided by operating activities increased by $281.5 million for the six months ended June 30, 2024 as compared to 2023 primarily due to:
•an increase in cash collected from customers as a result of the $1.6 billion increase in total revenue; offset in part by
•a $1.0 billion increase in cash used to purchase USDC in order to facilitate growth in Prime Financing as well as to provide liquidity for normal business operations;
•a $114.8 million increase in cash used for annual employee performance compensation given our strong financial performance during the prior year;
•a $70.9 million increase in cash used to pay income taxes; and
•an overall increase in other cash expenses as we continue to grow our business.
Investing activities
Net cash used in investing activities increased by $131.5 million for the six months ended June 30, 2024 as compared to 2023 primarily due to an increase in cash used for the origination of fiat loans, net of repayments, reflecting growth in Prime Financing.
Financing activities
Net cash provided by financing activities increased by $2.1 billion for the six months ended June 30, 2024 as compared to 2023 primarily due to:
•a $1.1 billion increase in cash due to proceeds from the issuance of our 2030 Convertible Notes, net of cash paid for associated capped calls;
•a $630.3 million increase in customer custodial cash attributable to increased Trading Volume; and
•a $248.6 million net increase of recognized fiat collateral pledged by institutional customers related to Prime Financing loans.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. In preparing our Condensed Consolidated Financial Statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions.
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
Market Risk of Crypto Assets
We generate a large portion of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction and may vary depending on payment type and the value of the transaction. We also generate a large portion of our total revenue from our subscription products and services, and such revenue has grown over time. Accordingly, crypto asset price risk could adversely affect our operating results. In particular, our future profitability may depend upon the market price of Bitcoin and Ethereum, as well as other crypto assets. Crypto asset prices, along with our operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of Bitcoin, Ethereum, and other crypto assets has had and could in the future have an adverse effect on our earnings, the carrying value of our crypto assets, and our future cash flows. This may also affect our liquidity and our ability to meet our ongoing obligations.
In addition to the exposures described above, we hold crypto assets for various reasons. As of June 30, 2024, we held the following crypto assets: $1.2 billion held for investment; $223.1 million that were borrowed; $84.2 million held for operations; and $21.1 million held as collateral.
See Note 2. Summary of Significant Accounting Policies of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of these different categories of assets. Beginning on January 1, 2024, as a result of our adoption of ASU 2023-08, we have changed how we value and present crypto assets held in our Condensed Consolidated Balance Sheets and thus there are no comparable figures to report as of December 31, 2023.
Crypto assets held for investment are primarily held long term, and historically, we have not attempted to reduce our market risk exposure associated with these crypto assets. Crypto asset prices have been volatile, as demonstrated by the one year historical volatility of Bitcoin and Ethereum of approximately 50% implied from the annualized standard deviation of daily price returns observed in the past 24 months. A hypothetical 50% increase or decrease in crypto assets prices as of June 30, 2024 and December 31, 2023 would result in a $617.1 million and $514.0 million impact, respectively, to the value of our Crypto assets held for investment and would have, under ASU 2023-08, been recorded as a gain or loss in our Condensed Consolidated Statements of Operations.

Our market risk exposure on all remaining categories of crypto assets that we hold is limited, either due to their short-term nature or to naturally offsetting positions. Crypto assets held for operations are received as a form of payment and are converted to cash nearly immediately or used timely to fulfill corporate expenses and therefore are subject to limited market risk. A hypothetical 10% increase or decrease in crypto asset prices as of June 30, 2024 and December 31, 2023 applied to the value of our Crypto assets held for operations would not have a material impact on our Condensed Consolidated Financial Statements. Our market risk exposure on Crypto assets borrowed and Crypto assets held as collateral is limited through naturally offsetting positions of the crypto asset borrowings and obligation to return collateral which contain embedded derivatives that are remeasured each reporting period. See —Borrowings and related collateral derivative positions below.
Market Risk of Derivatives
We have exposure to derivatives measured and recorded at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility.
Strategic derivative positions
In certain market conditions, we may opportunistically employ derivative strategies within a disciplined risk management framework to attempt to hedge our exposure to foreign currency or crypto assets positions that are not receivable, payable, or borrowing positions but rather direct crypto assets held for investment. We did not have any such positions as of June 30, 2024 or December 31, 2023.
Our remaining derivative positions, including all of those held during the periods presented, arise from our operations and reflect a strategy of largely mitigating these remaining exposures through naturally offsetting positions, regardless of whether hedge accounting is achieved. See below for a discussion of these derivatives.
Borrowings and related collateral derivative positions
Our market risk exposure on derivative crypto asset borrowings and obligations to return crypto asset collateral (“Gross Financing Derivatives”) is naturally offset, at least in part, by the associated non-derivative crypto assets borrowed, crypto assets held as collateral, and crypto asset loan receivables originated with borrowed assets, all of which are recorded and held at fair value. The following table summarizes our Gross Financing Derivatives and net exposures, after considering the naturally offsetting non-derivative positions, related to our crypto asset borrowings and associated collateral (“Net Financing Positions”) (in thousands):

	June 30, 2024	December 31, 2023
Gross Financing Derivatives	$258,593	$62,980
Net Financing Positions	$—	$73

The following table presents the impact of changes in fair value of the derivatives noted above when considered gross and net of the naturally offsetting non-derivative positions in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gains (losses) on Gross Financing Derivatives(1)	$45,193	$7,192	$(81,907)	$7,002
Gains on Net Financing Positions(2)	$—	$7,192	$—	$7,002
__________________
(1)Gains (losses) on derivatives are recorded in our Condensed Consolidated Statements of Operations in the locations shown in Note 12. Derivatives of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)As of January 1, 2024, the date of our adoption of ASU 2023-08, net gains after considering the associated naturally offsetting non-derivative positions are recorded in Transaction expense in the Condensed Consolidated Statements of Operations. Prior to adoption of ASU 2023-08, net gains after considering the naturally offsetting non-derivative positions were recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.
As of June 30, 2024 and December 31, 2023, a hypothetical 50% increase or decrease in the fair value of these derivative positions, after considering the associated naturally offsetting positions, would not have a material impact on our Condensed Consolidated Financial Statements.
Other derivative positions
Our market risk exposure to derivatives arising from accounts receivable and payable denominated in crypto assets (“Other Derivatives”) represents unmitigated exposure. However, these assets and liabilities are short-term in nature. The following table summarizes these Other Derivatives exposures, on a gross basis, as the receivables and payables may be unrelated (in thousands):

	June 30, 2024	December 31, 2023
Gross Other Derivatives	$71,207	$65,082
The following table presents the impact of changes in fair value of the derivatives noted above in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Losses) gains on Gross Other Derivatives(1)	$(26,707)	$873	$(14,633)	$1,099
__________________
(1)(Losses) gains on derivatives are recorded in our Condensed Consolidated Statements of Operations in the locations shown in Note 12. Derivatives of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of June 30, 2024 and December 31, 2023, a hypothetical 10% increase or decrease in the fair value of these Other Derivatives positions would not have a material impact on our Condensed Consolidated Financial Statements.
For more information on our derivatives, see Notes 2. Summary of Significant Accounting Policies, 6. Collateralized Arrangements and Financing, 7. Accounts Receivable, Net, 10. Other Condensed Consolidated Balance Sheets Details, and 12. Derivatives of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of material legal proceedings in which we are involved, see Note 18. Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
The price of crypto assets and associated demand for buying, selling, and trading crypto assets have historically been subject to significant volatility. For instance, in 2017, the value of certain crypto assets, including Bitcoin, experienced steep increases in value, and our customer base expanded worldwide. The increases in value of certain crypto assets, including Bitcoin, from 2016 to 2017, and then again in 2021, were followed by a steep decline in 2018 and again in 2022, which adversely affected our net revenue and operating results. While the value of crypto assets, including Bitcoin, have recovered during recent quarters, if the value of crypto assets and transaction volume decline in the future, our ability to generate revenue may suffer and customer demand for our products and services may decline, which could adversely affect our business, operating results and financial condition and cause the price of our Class A common stock to decline. The price and trading volume of any crypto asset is subject to significant uncertainty and volatility, depending on a number of factors, including:
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
While we support a diverse portfolio of crypto assets for trading, staking and custody, our net revenue is concentrated in a limited number of areas, such as transactions in Bitcoin and Ethereum for transaction revenue and stablecoin revenue in connection with USDC for subscription and services revenue. Since 2022, we have derived a more meaningful amount of our net revenue from subscription and services revenue, primarily due to stablecoin revenue in connection with USDC, than we have historically. For the six months ended June 30, 2024 and the year ended December 31, 2023, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove approximately 48% and 54% of total Trading Volume on our platform during these periods, respectively. In addition to the factors impacting the broader cryptoeconomy described in this section, our revenue may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. For example, in January 2023, we settled a NYDFS compliance investigation for a monetary penalty of $50.0 million and a separate commitment to make $50.0 million in compliance program investments by the end of 2024. In June 2023, the SEC filed the June 2023 SEC Complaint, in connection with which the SEC is seeking, among other relief, injunctive relief, disgorgement, and civil money penalties, and we and Coinbase, Inc. subsequently filed an answer to the June 2023 SEC Complaint. In August 2023, we and Coinbase, Inc. also filed a motion for judgment on the pleadings. In October 2023, the SEC filed its response and we and Coinbase, Inc. filed our reply. Oral argument took place on January 17, 2024 and on March 27, 2024, the District Court denied in part and granted in part our motion for judgement on the pleadings. Subsequently, on April 12, 2024, we and Coinbase, Inc. filed a motion with the District Court seeking certification of an interlocutory appeal to the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”). The impact of the litigation relating to the June 2023 SEC Complaint, including the costs, timing, results and other potential consequences thereof, are unknown at this time. An adverse resolution of the June 2023 SEC Complaint could have a material impact on our business, operating results and financial condition. Additionally, we are currently subject to securities class actions and shareholder derivative actions. Furthermore, in June 2023, we and Coinbase, Inc. were issued notices, show-cause orders, and cease-and-desist letters, and became the subject of various legal actions initiated by U.S. state securities regulators in the states of Alabama, California, Illinois, Kentucky, Maryland, New Jersey, South Carolina, Vermont, Washington and Wisconsin alleging violations of state securities laws with respect to staking services provided by Coinbase, Inc. (the “State Staking Actions”). In July 2023, we and Coinbase, Inc. entered into agreements with state securities regulators in California, New Jersey, South Carolina and Wisconsin, pursuant to which customers in those states will no longer be able to stake new funds, in each case pending final adjudication of the matters. In October 2023, we and Coinbase, Inc. entered into a similar agreement with the Maryland state securities regulator. For a description of certain such litigation, regulatory investigations, and other proceedings, see Note 18. Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:

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
We hold cash and safeguard crypto assets on behalf of our customers and hold fiat and crypto for corporate investment and operating purposes. In addition, following the acquisition of Coinbase Asset Management, formerly One River Digital Asset Management (“CBAM”), we additionally safeguard, as defined by Staff Accounting Bulletin No. 121 issued by the staff of the SEC (“SAB 121”), an immaterial amount of cryptocurrencies at third-party custodians for asset management products.
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
Our operating expenses may increase in the future as we continue to grow our business. While we consistently evaluate opportunities to drive efficiency, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future. Our operations may prove more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these higher expenses. Our revenue growth may be further impacted by reduced demand for our offerings, increased competition, adverse macroeconomic conditions, a decrease in the growth or size of the cryptoeconomy, regulatory uncertainty or scrutiny, or changes that impact our ability to offer certain products or services, any failure to capitalize on growth opportunities, or failure of new products and services we develop to gain traction in the market. We cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow on any quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results, and financial condition may suffer.
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
We have a substantial amount of indebtedness and other obligations. As of June 30, 2024, we had approximately $4.28 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $1.74 billion of our Senior Notes, $1.27 billion of our 2026 Convertible Notes and $1.27 billion of our 2030 Convertible Notes.
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

Our tax information reporting obligations with respect to crypto transactions may be subject to further scrutiny in light of changes made to the U.S. and global broker reporting regime for tax reporting.
In November 2021, the U.S. Congress passed the Infrastructure Investment and Jobs Act (the “IIJA”), providing that brokers would be responsible for reporting to the IRS the transactions of their customers in digital assets, including transfers to other exchanges or to digital asset wallets not connected to any exchange. On June 28, 2024, the U.S. Treasury Department and the IRS released finalized regulations and issued other administrative guidance on tax information reporting for digital assets (the “Final Regulations”) and introduced new rules that will be applicable, in certain cases, starting January 1, 2025, related to our tax reporting and withholding obligations on our customer transactions.
Although we believe we are compliant with U.S. tax reporting and withholding requirements with respect to our customers’ crypto asset transactions, our compliance with the Final Regulations, including but not limited to U.S. onboarding requirements through Forms W9 and W8, backup withholding, non-resident alien withholding, and Form 1099 and Form 1042-S reporting obligations, may be subject to scrutiny and may be challenged. There is a risk that we may not have proper processes and procedures necessary to comply with the Final Regulations, may not interpret the IIJA, the Final Regulations, or administrative guidance correctly, or may not build systems within the required timelines to ensure compliance for certain customers or transactions. If the IRS determines that we are not in compliance with our tax reporting or withholding obligations on customer transactions, significant taxes and penalties may be imposed, which could adversely affect our financial position. The Final Regulations will require us to invest substantially in new compliance processes and procedures, which also could adversely affect our financial position. Further, the IRS announced it intends to issue additional guidance in the future, including, but not limited to, guidance on the treatment of non-custodial parties, which could impose additional burdens on us and result in significant taxes and penalties that could adversely affect our financial position.
Similarly, new rules for reporting crypto assets under the global “common reporting standard” as well as under the “crypto-asset reporting framework” will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. Such rules are under discussion today by the member and observer states of the “Organization for Economic Cooperation and Development” and by the European Commission on behalf of the member states of the European Union. These new rules may give rise to potential liabilities or disclosure requirements for prior customer arrangements and new rules that affect how we onboard our customers and report their transactions to taxing authorities. Additionally, the European Union has issued a directive, commonly referred to as “CESOP” (the Central Electronic System of Payment information), requiring payment service providers in the European Union to report cross-border fiat transactions to taxing authorities on a quarterly basis beginning in January 2024. Any actual or perceived failure by us to comply with the above or any other emerging tax and financial regulations that apply to our operations could harm our business and adversely affect our financial position.
The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies on certain topics. If financial accounting standards undergo significant changes, our operating results could be adversely affected.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls and many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of crypto assets and related valuation and revenue recognition. Moreover, a change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, on March 31, 2022, the staff of the SEC issued SAB 121, which represented a significant change regarding how a company safeguarding crypto assets held for its platform users reports such crypto assets on its balance sheet and required retrospective application as of January 1, 2022. Additionally, in December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (ASU 2023-08): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which represents a significant change in how entities that hold crypto assets will account for certain of those holdings. Previously, crypto assets held were accounted for as intangible assets with indefinite useful lives, which required us to measure crypto assets at cost less impairment. Effective as of January 1, 2024, we adopted ASU 2023-08, which requires us to measure crypto assets held at fair value at each reporting date, with fair value gains and losses recognized through net income. Fair value gains and losses can increase the volatility of our net income, especially if the underlying crypto asset market is volatile.
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
As a financial institution licensed to, among other things, engage in money transmission in the United States, to conduct virtual currency business activity in New York, and issue electronic money in Europe, we are subject to strict rules governing how we manage and hold customer fiat currency and crypto assets. We maintain complex treasury operations to manage and move customer fiat currency and crypto assets across our platforms and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency and crypto asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements. In addition, regulators may increase the amount of fiat currency reserves that we are required to maintain for our operations, as has happened in the past, which may lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services, margin trading, lending functions, and the addition of new payment rails increase these risks.
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
Both the GDPR (covering the EEA) as well as U.K. and Swiss data protection laws impose strict rules on the transfer of personal data out of the E.U., U.K., or Switzerland to a “third country,” including the United States. On June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect. The U.K. Information Commissioner’s Office of the Data Protection Authority published the U.K. version of the Standard Contractual Clauses (the “SCCS”), which requires us to use and honor these clauses for transfers of U.K. residents’ personal data to a foreign country that does not have adequate data protection. Effective July 10, 2023, the new E.U.-U.S. and Swiss-U.S. Data Privacy Framework (together, the “DPF”) have been recognized as adequate under E.U. law to allow transfers of personal data from the E.U. and Switzerland to certified companies in the United States. The U.K. extension to the DPF (the “U.K. DPF”) which covers transfers of personal data from the U.K. to certified companies in the United States took effect in October 2023. However, the DPF and U.K. DPF are subject to further legal challenge which could cause the legal requirements for personal data transfers from the E.U., Switzerland and the U.K. to the United States to become uncertain once again. E.U., Switzerland and U.K. data protection authorities have and may again block the use of certain U.S.-based services that involve the transfer of personal data to the United States. In the E.U. and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of doing business in those regions.
While we maintain an E.U.-U.S., Swiss-U.S. and U.K.-U.S. DPF certification, we still rely on the standard contractual clauses for intercompany data transfers from the European Union, Switzerland and the U.K. to the United States. As supervisory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.
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
There is a risk that as we expand, we may assume liabilities for breaches experienced by the companies we acquire. Additionally, there are potentially inconsistent world-wide government regulations pertaining to data protection and privacy. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Further there are also changes in the regulatory landscape relating to new and evolving technologies, such as generative AI, which we have and continue to find new ways to leverage in our products and internal operations. Changes to existing regulations, their interpretation or implementation, or new regulations could impede any potential use of AI technologies, which could impair our competitive position and result in an adverse effect on our business, results of operations and financial condition. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, severe criminal, or civil sanctions, damage our reputation, or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, and financial condition.
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

Further, any changes in the tax laws governing our activities may increase our tax expense, the amount of taxes we pay, or both. For example, the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly reformed the U.S. federal tax code, reducing the U.S. federal corporate income tax rate, making sweeping changes to the rules governing international business operations, and imposing new limitations on a number of tax benefits, including deductions for business interest and the use of net operating loss carryforwards. Effective beginning in 2022, the TCJA also eliminated the option to immediately deduct research and development expenditures and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), enacted on August 16, 2022, further amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. In addition, over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. As of June 2024, over 140 countries have approved a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
None

Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended June 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
April 1 – April 30, 2024	—	$—
May 1 – May 31, 2024	—	—
June 1 – June 30, 2024	148	23.46
	148	$23.46
___________________
(1)Represents shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We repurchased the shares from the former employees at the respective original exercise prices.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended June 30, 2024, one of the Company’s directors adopted a Rule 10b5-1 Plan, and one of the Company’s directors terminated a previously adopted Rule 10b5-1 Plan. The applicable Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.

On May 29, 2024, Frederick Ernest Ehrsam III, a member of the Company’s board of directors, terminated a Rule 10b5-1 Plan he had previously adopted with respect to the sale of up to 614,032 shares of Class A common stock owned by The Frederick Ernest Ehrsam III Living Trust, of which Mr. Ehrsam is trustee (the “Ehrsam Plan”). The Ehrsam Plan was adopted on March 1, 2024 and, prior to its termination by Mr. Ehrsam, was to expire by its terms on December 6, 2024, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Ehrsam Plan or the occurrence of certain events set forth therein. As of the date of termination of the Ehrsam Plan, Mr. Ehrsam had not sold any shares of Class A common stock under its terms.
On May 30, 2024, Gokul Rajaram, a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “Rajaram Plan”) providing for the potential sale of up to 6,857 shares of Class A common stock owned by Mr. Rajaram, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Rajaram Plan, between an estimated start date of September 18, 2024 and September 18, 2025, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Rajaram Plan or the occurrence of certain events set forth therein.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted as in iXBRL and contained in Exhibit 101					X
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

COINBASE GLOBAL, INC.

Date: August 1, 2024	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)