Form 10-Q
period 2024-09-30
Coinbase Global, Inc.
filed 2024-10-30
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-40289
Coinbase Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-4707224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Madison Avenue Suite 2400 New York, NY	10010
(Address of Principal Executive Offices)[1]	(Zip Code)[1]
Not Applicable
Registrant's telephone number, including area code1

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

As of October 23, 2024, the number of shares of the registrant's Class A common stock outstanding was 204,910,047 and the number of shares of the registrant's Class B common stock outstanding was 45,440,396.

1 We are a remote-first company. Accordingly, we do not maintain a headquarters. We are including this address solely for the purpose of compliance with the Securities and Exchange Commission’s rules. Stockholder communications may also be sent to the email address: secretary@coinbase.com.

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
•our plans with respect to the Share Repurchase Program; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,723,806	$5,139,351
Restricted cash and cash equivalents	31,881	22,992
Customer custodial funds	4,035,045	4,570,845
Safeguarding customer crypto assets	272,669,307	192,583,060
USDC	871,425	576,028
Loan receivables	398,239	193,425
Crypto assets borrowed	252,885	45,212
Accounts receivable, net	187,004	168,290
Other current assets	255,975	286,643
Total current assets	286,425,567	203,585,846
Crypto assets held for investment	1,260,718	330,610
Deferred tax assets	1,032,959	1,272,233
Goodwill	1,139,670	1,139,670
Other non-current assets	699,694	654,594
Total assets	$290,558,608	$206,982,953
Liabilities and Stockholders’ Equity
Current liabilities:
Customer custodial cash liabilities	$4,035,045	$4,570,845
Safeguarding customer crypto liabilities	272,669,307	192,583,060
Crypto asset borrowings	265,259	62,980
Obligation to return collateral	118,224	1,063
Accrued expenses and other current liabilities	500,603	496,183
Total current liabilities	277,588,438	197,714,131
Long-term debt	4,231,047	2,979,957
Other non-current liabilities	11,001	7,216
Total liabilities	281,830,486	200,701,304
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 500,000 shares authorized and zero shares issued and outstanding at each of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; 204,850 and 195,192 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.00001 par value; 500,000 shares authorized at September 30, 2024 and December 31, 2023; 45,440 and 46,856 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	5,087,238	4,491,571
Accumulated other comprehensive loss	(28,843)	(30,270)
Retained earnings	3,669,725	1,820,346
Total stockholders’ equity	8,728,122	6,281,649
Total liabilities and stockholders’ equity	$290,558,608	$206,982,953
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Net revenue	$1,128,597	$623,004	$4,096,216	$2,021,902
Other revenue	76,596	51,144	196,175	132,686
Total revenue	1,205,193	674,148	4,292,391	2,154,588
Operating expenses:
Transaction expense	171,781	90,577	580,665	295,146
Technology and development	377,440	322,756	1,099,561	1,001,454
Sales and marketing	164,770	78,178	428,617	226,007
General and administrative	330,387	252,630	937,738	760,379
Gains on crypto assets held for operations, net	(142)	—	(55,484)	—
Crypto asset impairment, net	—	7,180	—	17,089
Restructuring	—	(860)	—	142,594
Other operating (income) expense, net	(8,556)	3,512	28,203	(10,806)
Total operating expenses	1,035,680	753,973	3,019,300	2,431,863
Operating income (loss)	169,513	(79,825)	1,273,091	(277,275)
Interest expense	20,530	20,821	60,108	64,029
Losses (gains) on crypto assets held for investment, net	120,507	—	(210,902)	—
Other income, net	(40,105)	(135,307)	(21,883)	(131,606)
Income (loss) before income taxes	68,581	34,661	1,445,768	(209,698)
(Benefit from) provision for income taxes	(6,914)	36,926	157,878	(31,132)
Net income (loss)	$75,495	$(2,265)	$1,287,890	$(178,566)
Net income (loss) attributable to common stockholders:
Basic	$75,455	$(2,265)	$1,287,106	$(178,566)
Diluted	$75,459	$(2,265)	$1,296,949	$(178,566)
Net income (loss) per share:
Basic	$0.30	$(0.01)	$5.23	$(0.76)
Diluted	$0.28	$(0.01)	$4.76	$(0.76)
Weighted-average shares of common stock used to compute net income (loss) per share:
Basic	248,834	237,270	245,986	234,479
Diluted	267,440	237,270	272,239	234,479

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$75,495	$(2,265)	$1,287,890	$(178,566)
Other comprehensive income (loss):
Translation adjustment	11,437	(10,354)	1,754	(4,822)
Income tax effect	9	(33)	327	685
Translation adjustment, net of tax	11,428	(10,321)	1,427	(5,507)
Comprehensive income (loss)	$86,923	$(12,586)	$1,289,317	$(184,073)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended September 30, 2024 and September 30, 2023
(In thousands)
(unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at July 1, 2024	248,337	$2	$4,816,808	$(40,271)	$3,594,230	$8,370,769
Issuance of common stock upon settlement of stock awards	1,567	—	—	—	—	—
Issuance of common stock upon exercise of stock options	386	—	10,738	—	—	10,738
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	259,692	—	—	259,692
Other comprehensive income	—	—	—	11,428	—	11,428
Net income	—	—	—	—	75,495	75,495
Balance at September 30, 2024	250,290	$2	$5,087,238	$(28,843)	$3,669,725	$8,728,122

Balance at July 1, 2023	236,888	$2	$4,239,319	$(33,792)	$1,549,174	$5,754,703
Issuance of common stock upon settlement of stock awards, net of shares withheld	1,621	—	(68,570)	—	—	(68,570)
Issuance of common stock upon exercise of stock options, net of repurchases	660	—	11,383	—	—	11,383
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	233,904	—	—	233,904
Other	—	—	2,291	—	—	2,291
Other comprehensive loss	—	—	—	(10,321)	—	(10,321)
Net loss	—	—	—	—	(2,265)	(2,265)
Balance at September 30, 2023	239,169	$2	$4,418,327	$(44,113)	$1,546,909	$5,921,125

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2024 and September 30, 2023
(In thousands)
(unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at January 1, 2024	242,048	$2	$4,491,571	$(30,270)	$1,820,346	$6,281,649
Cumulative-effect adjustment due to the adoption of Accounting Standards Update (“ASU”) 2023-08, net of tax	—	—	—	—	561,489	561,489
Issuance of common stock upon settlement of stock awards, net of shares withheld	4,129	—	(117,225)	—	—	(117,225)
Issuance of common stock upon exercise of stock options, net of repurchases	3,898	—	80,815	—	—	80,815
Issuance of common stock under the Employee Stock Purchase Plan (the “ESPP”), net of shares withheld	215	—	10,557	—	—	10,557
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	725,630	—	—	725,630
Purchases of capped calls	—	—	(104,110)	—	—	(104,110)
Other comprehensive income	—	—	—	1,427	—	1,427
Net income	—	—	—	—	1,287,890	1,287,890
Balance at September 30, 2024	250,290	$2	$5,087,238	$(28,843)	$3,669,725	$8,728,122

Balance at January 1, 2023	230,866	$2	$3,767,686	$(38,606)	$1,725,475	$5,454,557
Issuance of equity instruments as consideration for business combination	961	—	44,995	—	—	44,995
Issuance of common stock upon settlement of stock awards, net of shares withheld	5,248	—	(183,962)	—	—	(183,962)
Issuance of common stock upon exercise of stock options, net of repurchases	1,840	—	29,384	—	—	29,384
Issuance of common stock under the ESPP	254	—	12,381	—	—	12,381
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	661,510	—	—	661,510
Stock-based compensation expense recognized in relation to restructuring	—	—	84,042	—	—	84,042
Other	—	—	2,291	—	—	2,291
Other comprehensive loss	—	—	—	(5,507)	—	(5,507)
Net loss	—	—	—	—	(178,566)	(178,566)
Balance at September 30, 2023	239,169	$2	$4,418,327	$(44,113)	$1,546,909	$5,921,125
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$1,287,890	$(178,566)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	94,523	110,157
Stock-based compensation expense	690,854	616,785
Deferred income taxes	61,075	(50,217)
Non-cash lease expense	8,571	37,271
Gains on crypto assets held for operations, net	(55,484)	—
Gains on crypto assets held for investment, net	(210,902)	—
Gain on extinguishment of long-term debt, net	—	(99,446)
Stock-based compensation expense recognized in relation to restructuring	—	84,042
Realized loss on crypto futures contract	—	43,339
Gains on crypto assets held, net (prior to ASU 2023-08)	—	(110,610)
Crypto asset impairment expense (prior to ASU 2023-08)	—	77,151
Crypto assets received as revenue (prior to ASU 2023-08)	—	(299,304)
Crypto asset payments for expenses (prior to ASU 2023-08)	—	185,149
Other operating activities, net	38,315	(2,164)
Net changes in operating assets and liabilities	(322,616)	514,550
Net cash provided by operating activities	1,592,226	928,137
Cash flows from investing activities
Fiat loans originated	(1,270,063)	(348,252)
Proceeds from repayment of fiat loans	1,075,000	242,384
Purchase of crypto assets held for investment	(18,486)	—
Sale of crypto assets held for investment	52,586	—
Settlement of crypto futures contract	—	(43,339)
Purchase of crypto assets held (prior to ASU 2023-08)	—	(150,827)
Sale of crypto assets held (prior to ASU 2023-08)	—	265,042
Other investing activities, net	(72,006)	(50,125)
Net cash used in investing activities	(232,969)	(85,117)
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	80,222	27,653
Taxes paid related to net share settlement of equity awards	(117,225)	(183,962)
Customer custodial cash liabilities	(550,776)	(1,349,666)
Issuance of convertible senior notes, net	1,246,025	—
Purchases of capped calls	(104,110)	—
Repurchases of senior and convertible notes	—	(222,664)
Fiat received as collateral	525,699	5,324
Fiat received as collateral returned	(410,438)	(4,585)
Other financing activities, net	13,266	(6,228)
Net cash provided by (used in) financing activities	682,663	(1,734,128)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	2,041,920	(891,108)
Effect of exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	19,664	(27,353)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	9,555,429	9,429,646
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$11,617,013	$8,511,185
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$33,424	$42,913
Cash paid during the period for Income taxes	$113,107	$19,676
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
The Company is remote-first and accordingly, does not maintain a headquarters. Substantially all of the Company’s executive team meetings are held virtually, with meetings occasionally held in-person at locations that are either not in the Company’s offices or in various of the Company’s offices distributed around the world. The Company holds all of its stockholder meetings virtually.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and preparation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries – entities in which the Company holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. The Condensed Consolidated Financial Statements are unaudited but have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) on the same basis as the audited Consolidated Financial Statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair presentation of the Company’s Financial Statements. Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions in the Condensed Consolidated Financial Statements and notes thereto. Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. The unaudited Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other period and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2024 (the “Annual Report”).
There were no material changes to the Company’s most significant estimates and assumptions, significant accounting policies, or recent accounting pronouncements that were disclosed in Note 2. Summary of Significant Accounting Policies to the audited Consolidated Financial Statements included in the Annual Report, other than as discussed below.
Concentration of credit risk
The Company’s cash and cash equivalents, restricted cash and cash equivalents, customer custodial funds, USDC, loan receivables, certain crypto assets held, accounts receivable, and deposits are potentially subject to concentration of credit risk. See below for a discussion of each of these risks by counterparty and type of transaction.
Funds held at financial institutions
Cash and cash equivalents, restricted cash and cash equivalents, and customer custodial funds are

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

primarily placed with financial institutions which are of high credit quality. The Company holds cash and cash equivalents and customer custodial funds primarily in highly liquid, highly rated instruments which are uninsured. The Company may also have corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts.
Funds held at trading venues, payment processors, and clearing brokers
The Company holds cash, restricted cash and deposits, and crypto assets at crypto asset trading venues, payment processors, and clearing brokers, and performs a regular assessment of these venues as part of its risk management process. As of September 30, 2024, the Company held $135.6 million at these venues, including $92.0 million in cash, $17.0 million in restricted cash and deposits, and $26.6 million in crypto assets. As of December 31, 2023, the Company held $93.5 million at these venues, including $88.8 million in cash.
USDC
The Company holds USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars. USDC is accounted for as a financial instrument in the Condensed Consolidated Financial Statements. The issuer of USDC reported that, as of September 30, 2024, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
Accounts receivable
As of September 30, 2024 and December 31, 2023, the Company had one and two counterparties, respectively, who accounted for more than 10% of the Company’s Accounts receivable, net. The Company performs a regular assessment of accounts receivable as part of its risk management process. In determining expected credit losses, the Company considers historical loss experience and the aging of its receivable balance. See Note 7. Accounts Receivable, Net for additional details.
Loan receivables
As of September 30, 2024 and December 31, 2023, the Company had four and three counterparties, respectively, who accounted for more than 10% of the Company’s recorded loan receivables. As of both of these dates, the Company also had two and three counterparties, respectively, who accounted for more than 10% of the Company’s customer loans that did not meet the recognition criteria. See Note 6. Collateralized Arrangements and Financing for additional details.
Revenue
During the three and nine months ended September 30, 2024 and 2023, one counterparty accounted for more than 10% of total revenue in each period.
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
Crypto assets held for investment
Crypto assets held for investment are primarily held long term. The Company does not engage in regular trading of these crypto assets but may lend crypto assets held for investment through Prime Financing or stake these assets. When crypto assets that were loaned are returned, they continue to be held for investment. See Note 6. Collateralized Arrangements and Financing for additional details on Prime Financing. Crypto assets held for investment are initially recorded at cost and are subsequently remeasured at fair value on a specific identification basis at the end of each reporting period, with changes in fair value recognized in net income. Fair value is measured using quoted crypto asset prices within the Company’s principal market at the time of measurement. Fair value gains and losses on Crypto assets held for investment are recorded in Losses (gains) on crypto assets held for investment, net in the Condensed Consolidated Statements of Operations. Cash flows from crypto asset investment purchases and sales are recorded in Net cash used in investing activities in the Condensed Consolidated Statements of Cash Flows.
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
Post hedge dedesignation and ASU 2023-08 adoption, crypto assets borrowed by the Company, that have not been loaned out, are recorded in Crypto assets borrowed in the Condensed Consolidated Balance Sheets. Crypto assets borrowed are initially recorded at cost and are subsequently remeasured at fair value using the average costing method at the end of each reporting period, with changes in fair value recognized in net income. Fair value is measured using quoted crypto asset prices within the Company’s principal market at the time of measurement. Fair value gains and losses on Crypto assets borrowed are recorded in Transaction expense. See Note 6. Collateralized Arrangements and Financing for further details on Crypto assets borrowed and Note 20. Supplemental Disclosures of Cash Flow Information for details on Crypto assets borrowed included in the supplemental schedule of non-cash investing and financing activities.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Crypto assets held as collateral
The Company requires borrowers to pledge collateral on loans originated through Prime Financing. Crypto assets held as collateral are initially recorded at cost if the Company has the right to sell, pledge, or rehypothecate the assets and are subsequently remeasured at fair value using the specific identification method at the end of each reporting period, with changes in fair value recognized in net income. Fair value is measured using quoted crypto asset prices within the Company’s principal market at the time of measurement. Fair value gains and losses on Crypto assets held as collateral are recorded in Transaction expense in the Condensed Consolidated Statements of Operations. See Note 6. Collateralized Arrangements and Financing for additional details on crypto assets held as collateral and Note 20. Supplemental Disclosures of Cash Flow Information for details on flows of non-cash collateral, including crypto assets, included in the supplemental schedule of non-cash investing and financing activities. There were no crypto assets held as collateral that were recognized as collateral as of September 30, 2024 and December 31, 2023.
The following table shows the changes in presentation in the Condensed Consolidated Balance Sheets upon the Company’s adoption of ASU 2023-08 (in thousands):

	December 31, 2023
	Previously Reported	Adjustment	As Adjusted
Crypto assets held	$449,925	$(449,925)	$—
Crypto assets held for investment	—	330,610	330,610
Crypto assets held for operations	—	74,103	74,103
Crypto assets borrowed	—	45,212	45,212
	$449,925	$—	$449,925

Recent accounting pronouncements
There have been no material developments relating to recent accounting pronouncements, including the expected dates of adoption and estimated effects on the Consolidated Financial Statements and footnote disclosures thereto, since those disclosed in the Annual Report.
3. RESTRUCTURING
In January 2023, the Company announced and completed a restructuring impacting 21% of the Company’s headcount as of December 31, 2022. The restructuring was intended to manage the Company’s operating expenses in response to the then-ongoing market conditions impacting the cryptoeconomy and business prioritization efforts. As a result, in 2023, the Company recorded restructuring charges of $142.6 million, which included $84.0 million in stock-based compensation, $56.7 million in separation pay, and an immaterial amount of other personnel costs. All amounts were recorded during the nine months ended September 30, 2023 and were settled in 2023. There were no restructuring charges recorded during the nine months ended September 30, 2024.
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
Included in the purchase consideration was $6.0 million in cash and 119,991 shares of the Company’s Class A common stock that were subject to an indemnity holdback. The cash and shares subject to the indemnity holdback were released 18 months after the closing date of the transaction.
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in years)
Licenses	$1,100	Indefinite
Customer relationships	$17,100	6
In-process research and development (“IPR&D”)	$2,900	N/A
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. REVENUE
The following table presents revenue of the Company disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue
Transaction revenue
Consumer, net(1)	$483,261	$246,980	$2,083,245	$865,103
Institutional, net	55,293	14,070	204,309	53,442
Other transaction revenue(1)	33,950	27,525	142,593	71,841
Total transaction revenue	572,504	288,575	2,430,147	990,386
Subscription and services revenue
Stablecoin revenue	246,856	172,357	684,609	522,650
Blockchain rewards	154,815	74,461	490,883	235,824
Interest and finance fee income(2)	63,987	42,517	200,050	137,762
Custodial fee revenue	31,723	15,805	98,569	49,839
Other subscription and services revenue(2)	58,712	29,289	191,958	85,441
Total subscription and services revenue	556,093	334,429	1,666,069	1,031,516
Total net revenue	1,128,597	623,004	4,096,216	2,021,902
Other revenue
Corporate interest and other income	76,596	51,144	196,175	132,686
Total other revenue	76,596	51,144	196,175	132,686
Total revenue	$1,205,193	$674,148	$4,292,391	$2,154,588
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
Revenue by geographic location
Below is Total revenue disaggregated by geography based on domiciles of the customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S.	$1,037,705	$603,648	$3,623,771	$1,928,278
International(1)	167,488	70,500	668,620	226,310
Total revenue	$1,205,193	$674,148	$4,292,391	$2,154,588
__________________
(1)No country accounted for more than 10% of Total revenue.
6. COLLATERALIZED ARRANGEMENTS AND FINANCING
Loans and related collateral
The Company may lend crypto assets borrowed, crypto assets held for investment, corporate cash, and corporate USDC to eligible institutional customers through Prime Financing. Prime Financing lending arrangements may have open ended or fixed terms, with the exception of trade finance arrangements, which enable customers to instantly invest in crypto assets without pre-funding their trade. These

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

arrangements are typically settled in one to three days. Crypto asset and fiat loans are recorded in Loan receivables in the Condensed Consolidated Balance Sheets. USDC loaned to customers does not meet the recognition criteria under ASC Topic 860, Transfers and Servicing (“ASC 860”), as the borrower has an obligation to return the same financial assets (USDC) back to the Company in order to release the collateral pledged for the loan. If a lending arrangement is open-ended, there is a call option and written put option on the same or similar asset embedded within the loan. This constitutes a form of continuing involvement with the USDC transferred and therefore the Company maintains effective control over the USDC. USDC loaned remains recorded in USDC in the Condensed Consolidated Balance Sheets.
The following table summarizes the Company’s Prime Financing lending arrangements (in thousands):

	September 30,	December 31,
	2024	2023
Loan receivables
Fiat loan receivables	$366,105	$171,196
Crypto asset loan receivables	31,979	22,229
Fiat trade finance receivables	155	—
Total loan receivables	$398,239	$193,425

Customer loans not meeting recognition criteria
USDC	$122,020	$205,645
Prime Financing loans are fully collateralized by a customer’s pledged crypto assets, USDC, or fiat. As of September 30, 2024 and December 31, 2023, the collateral requirements for all loans outstanding, including customer loans not meeting recognition criteria, ranged from 100% to 300% of the fair value of the loan.
The Company adheres to strict internal risk management and liquidation protocols for loan counterparty defaults, including restricting trading and withdrawals and liquidating assets in borrowers’ accounts as contractually permitted. If the value of the borrower’s eligible collateral falls below the required collateral requirement, the customer is obligated to deposit additional collateral up to the required collateral level. The Company continuously and systematically monitors the fair value of the related collateral assets pledged compared to the fair value of the related loan receivable and customer loans not meeting recognition criteria, and requires additional collateral pursuant to the contractual terms of the loan agreements. Due to the collateral requirements the Company applies to its loans, the collateral maintenance process, and collateral being held on its own platform, the Company’s credit exposure is significantly limited. No allowance, write-offs, or recoveries were recorded against loan receivables or customer loans not meeting recognition criteria during the periods presented. The Company would recognize credit losses on these loans if there were a collateral shortfall and it was not reasonably expected that the borrower would replenish such a shortfall.
The Company accounts for collateral it receives as follows:
•If the Company receives fiat collateral into a Coinbase controlled collateral wallet, the Company records the collateral in Cash and cash equivalents and a corresponding liability in Obligation to return collateral in the Condensed Consolidated Balance Sheets.
•If the Company receives USDC or crypto assets as collateral with contractual rights to sell, pledge, or rehypothecate the collateral, the Company records the collateral in USDC or Crypto assets held as collateral, respectively, and a corresponding liability in Obligation to return collateral in the Condensed Consolidated Balance Sheets, unless the non-cash collateral provision of ASC 860 applies, in which case the collateral is not recognized as collateral.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
There were no crypto assets held as collateral that were recognized as collateral as of September 30, 2024 and December 31, 2023. The fair value of the Company’s Obligation to return collateral and customer collateral pledged that is not recognized as collateral, consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Obligation to return collateral
Fiat	$118,224	$1,063
Customer collateral pledged, not recognized as collateral
Crypto assets	$1,013,188	$593,816
Fiat	42,048	109,501
USDC	40,924	9,327
Total customer collateral not recognized as collateral	$1,096,160	$712,644

The following table provides a rollforward of Crypto assets held as collateral (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning balance	$21,119	$—
Collateral received	103,344	465,063
Collateral returned	(122,882)	(495,574)
Gains	—	30,511
Losses	(1,581)	—
Ending balance	$—	$—
No cumulative realized gains or losses occurred during the periods presented as no Crypto assets held as collateral were sold or rehypothecated.
Borrowings and related collateral
To facilitate Prime Financing, the Company may borrow crypto assets from third parties and record the associated liabilities in Crypto asset borrowings in the Condensed Consolidated Balance Sheets. Crypto asset borrowings are accounted for as hybrid instruments, with a liability host contract that contains an embedded derivative based on the changes in fair value of the underlying crypto asset. See Note 12. Derivatives for additional information. As of September 30, 2024 and December 31, 2023, the weighted average annual fees on these borrowings were 2.7% and 2.0%, respectively. Crypto asset borrowings that have not been loaned out are recorded in Crypto assets borrowed.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the units, cost basis, and fair value of Crypto assets borrowed and the associated Crypto asset borrowings (in thousands, except units):

	September 30, 2024			December 31, 2023
	Units	Cost Basis	Fair Value	Carrying Value
Crypto assets borrowed(1)
Bitcoin	2,667	$123,492	$168,797	$36,368
Ethereum	22,384	63,826	58,226	3,720
Solana	32,575	1,579	4,968	3,516
Other crypto assets(2)	nm	20,029	20,894	1,608
Total borrowed		$208,926	$252,885	$45,212

Crypto asset borrowings
Bitcoin	2,744	$127,756	$173,703	$50,679
Ethereum	23,894	68,131	62,154	7,059
Solana	32,575	1,579	4,968	3,513
Other crypto assets(2)	nm	23,401	24,434	1,729
Total borrowings		$220,867	$265,259	$62,980
__________________
nm - not meaningful
(1)Recorded at fair value as of December 31, 2023.
(2)Includes various other crypto asset balances, none of which individually represented more than 5% of the carrying value of total Crypto assets borrowed or total Crypto asset borrowings, as applicable.
The following table provides a rollforward of Crypto assets borrowed (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning balance	$223,123	$45,212
Borrowing activity:
Borrowings	128,287	353,325
Repayment of borrowings	(76,704)	(176,990)
Lending activity:
Origination of loan receivables(1)	(343,437)	(1,055,533)
Customer repayment of loan receivables(1)	344,413	1,056,298
Gains	4,490	40,198
Losses	(27,287)	(9,625)
Ending balance	$252,885	$252,885
__________________
(1)Represents loans originated from borrowed assets. See Note 8. Crypto Assets Held for Investment for loans originated from assets held for investment.
No cumulative realized gains or losses occurred during the periods presented as no Crypto assets borrowed were sold.
Under the terms of the Company’s crypto asset borrowing arrangements, the Company may be required to maintain a collateral to borrowing ratio and pledge fiat, USDC, or crypto assets as collateral. The Company may use borrowed assets to fulfill these requirements. If the lender has the right to use the Company’s collateral, or if the collateral is fiat, the Company records the collateral pledged as Assets pledged as collateral in Other current assets in the Condensed Consolidated Balance Sheets. USDC pledged as collateral to lenders, where the lender does not have the right to sell, pledge, or

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

rehypothecate, is not recorded as Assets pledged as collateral as the pledged USDC does not meet the derecognition criteria under ASC 860. This collateral continues to be recorded in USDC in the Condensed Consolidated Balance Sheets.
The fair value of the Company’s corporate assets pledged as collateral against Crypto asset borrowings consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Assets pledged as collateral
USDC	$58,528	$51,880
Fiat	—	1,191
Total pledged as collateral	$58,528	$53,071
Assets pledged as collateral not meeting derecognition criteria
USDC	$241,145	$29,577

7. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Stablecoin revenue receivable	$81,285	$57,885
Customer fee revenue receivable	35,990	23,603
In-transit customer receivables	25,745	42,562
Other accounts receivable	64,762	66,799
Gross accounts receivable	207,782	190,849
Less: allowance for doubtful accounts	(20,778)	(22,559)
Total accounts receivable, net	$187,004	$168,290
8. CRYPTO ASSETS HELD FOR INVESTMENT
The following table summarizes Crypto assets held for investment (in thousands, except units):

	September 30, 2024			December 31, 2023
	Units	Cost Basis	Fair Value	Carrying Value(1)
Bitcoin	9,363	$243,296	$592,684	$126,614
Ethereum	119,696	271,943	311,394	129,131
Other crypto assets(2)	nm	341,259	356,640	74,865
Total held for investment		$856,498	$1,260,718	$330,610
__________________
nm - not meaningful
(1)Recorded at impaired cost as of December 31, 2023.
(2)Includes various other crypto asset balances, none of which individually represented more than 5% of the carrying value of total Crypto assets held for investment.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides a rollforward of Crypto assets held for investment (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning balance	$1,234,158	$330,610
Cumulative-effect adjustment from adoption of ASU 2023-08	—	717,373
Additions(1)	69,740	85,149
Sales	(4,358)	(68,982)
Lending activity:
Origination of loan receivables(2)	(62,946)	(188,580)
Customer repayment of loan receivables(2)	144,631	174,246
Gains(3)	43,566	311,000
Losses(3)	(164,073)	(100,098)
Ending balance	$1,260,718	$1,260,718
__________________
(1)Additions represent purchases of, and staking rewards earned on, Crypto assets held for investment.
(2)Represents loans originated from Crypto assets held for investment. See Note 6. Collateralized Arrangements and Financing for loans originated from borrowed assets.
(3)We measure gains and losses by each asset held. These amounts include cumulative realized gains of $3.5 million and unrealized losses of $124.0 million during the three months ended September 30, 2024, and cumulative realized gains of $16.9 million and unrealized gains of $194.0 million during the nine months ended September 30, 2024.

As of September 30, 2024, the Company had $111.1 million of crypto assets subject to selling restrictions recorded in Crypto assets held for investment. The selling restrictions are time-based and lift between 2024 and 2029.
9. CUSTOMER ASSETS AND LIABILITIES
The following table presents customer assets and liabilities positions (in thousands):

	September 30,	December 31,
	2024	2023
Customer custodial funds	$4,035,045	$4,570,845
Safeguarding customer crypto assets	272,669,307	192,583,060
Total customer assets	$276,704,352	$197,153,905

Customer custodial cash liabilities	$4,035,045	$4,570,845
Safeguarding customer crypto liabilities	272,669,307	192,583,060
Total customer liabilities	$276,704,352	$197,153,905
Safeguarding customer crypto assets and liabilities represent the Company’s obligation to safeguard customer crypto assets. During the nine months ended September 30, 2024 and 2023, no losses were incurred in connection with customer custodial funds or safeguarding customer crypto assets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the fair values of Safeguarding customer crypto assets and liabilities by asset type (in thousands, except percentages):

	September 30, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Bitcoin	$143,160,959	52%	$89,864,637	47%
Ethereum	43,330,072	16%	40,200,059	21%
Solana	17,865,901	7%	12,906,278	6%
Other crypto assets(1)	68,312,375	25%	49,612,086	26%
Total safeguarding customer crypto assets and liabilities	$272,669,307	100%	$192,583,060	100%
__________________
(1)Includes various other crypto asset balances, including stablecoins that are considered crypto assets for safeguarding purposes, none of which individually represented more than 5% of total Safeguarding customer crypto assets and liabilities.
10. OTHER CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
The following table presents certain other details of the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2024	2023
Other current assets
Crypto assets held for operations	$98,277	$74,103
Prepaid expenses	58,507	79,552
Assets pledged as collateral(1)	63,128	53,071
Income taxes receivable	16,831	63,726
Other	19,232	16,191
Total other current assets	$255,975	$286,643

Other non-current assets
Strategic investments	$359,051	$343,045
Software and equipment, net	193,000	192,550
Intangible assets, net	52,060	86,422
Income taxes receivable	55,968	—
Other	39,615	32,577
Total other non-current assets	$699,694	$654,594

Accrued expenses and other current liabilities
Accrued payroll and payroll related expenses	$192,645	$224,237
Other accrued expenses	139,244	89,254
Accounts payable	39,375	39,294
Income taxes payable	7,122	17,366
Other payables	122,217	126,032
Total accrued expenses and other current liabilities	$500,603	$496,183
_______________
(1)See Note 6. Collateralized Arrangements and Financing for details on the portion relating to Crypto asset borrowings.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Crypto assets held for operations
The following table summarizes Crypto assets held for operations (in thousands, except units):

	September 30, 2024			December 31, 2023
	Units	Cost Basis	Fair Value	Carrying Value(1)
Bitcoin	99	$5,912	$6,259	$7,243
Ethereum	10,687	24,144	27,755	15,775
Solana	198,125	29,029	29,951	10,275
Other crypto assets(2)	nm	48,809	34,312	40,810
Total held for operations		$107,894	$98,277	$74,103
__________________
nm - not meaningful
(1)Recorded at impaired cost as of December 31, 2023.
(2)Includes various other crypto asset balances, none of which individually represented more than 5% of the carrying value of total Crypto assets held for operations.
11. LONG-TERM DEBT
The components of Long-term debt as of September 30, 2024 and December 31, 2023 were as follows (in thousands, except percentages):

	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
September 30, 2024
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,273,013	$(10,899)	$1,262,114
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(6,981)	993,019
0.25% 2030 Convertible Notes due on April 1, 2030	0.55%	1,265,000	(20,229)	1,244,771
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	737,457	(6,314)	731,143
Total		$4,275,470	$(44,423)	$4,231,047

December 31, 2023
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,273,013	$(15,378)	$1,257,635
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(8,218)	991,782
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	737,457	(6,917)	730,540
Total		$3,010,470	$(30,513)	$2,979,957
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Beginning with the third quarter of 2024, the 2030 Convertible Notes are convertible at the option of the holder if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally in the event of a corporate event constituting a fundamental change (as defined in the Indenture), holders of the 2030 Convertible Notes may require the Company to repurchase all or a portion of their 2030 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2030 Convertible Notes being repurchased, plus accrued and unpaid special interest or additional interest, if any, to, but excluding, the date of the fundamental change repurchase.
The Company accounts for the 2030 Convertible Notes wholly as debt because (1) the conversion features do not require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging and (2) the 2030 Convertible Notes were not issued at a substantial premium.
Debt issuance costs related to the issuance of the 2030 Convertible Notes recognized were $3.2 million, and include commissions payable to the underwriters and third-party offering costs. As of September 30, 2024, the outstanding aggregate principal balance of the 2030 Convertible Notes and the related unamortized discounts were $1.3 billion and $20.2 million, respectively.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Upon certain extraordinary events, nationalization, insolvency or delisting event, or additional disruption events, the Capped Calls are contractually structured to terminate. The Company has the contractual right to terminate the Capped Calls upon repurchase, redemption, or conversion (in the case of conversion, prior to December 1, 2025 or October 1, 2029, for the 2026 Capped Calls and 2030 Capped Calls, respectively) of the underlying Convertible Notes, in certain circumstances.
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
Impact of derivatives on the Condensed Consolidated Balance Sheets
The following table summarizes the balance sheet impact of derivative instruments as measured in U.S. dollar equivalents (in thousands):

Condensed Consolidated Balance Sheets Location	Notional	Fair Value, Net	Total
September 30, 2024
Not designated as hedging instruments
Accounts receivable, net(1)	$8,616	$9,705	$18,321
Crypto asset borrowings	220,867	44,392	265,259
Accrued expenses and other current liabilities(1)	28,015	187	28,202

December 31, 2023
Designated as hedging instruments
Crypto asset borrowings	$31,666	$13,547	$45,213
Not designated as hedging instruments
Accounts receivable, net(1)	16,335	28,065	44,400
Crypto asset borrowings	12,503	5,264	17,767
Accrued expenses and other current liabilities(1)	20,092	590	20,682
__________________
(1)Represents the portion of the Condensed Consolidated Balance Sheet line item that is denominated in crypto assets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes information on derivatives by accounting designation (in thousands):

	Gross Derivative Assets			Gross Derivative Liabilities
Condensed Consolidated Balance Sheets Location	Not Designated as Hedges	Designated as Hedges	Total Derivative Assets	Not Designated as Hedges	Designated as Hedges	Total Derivative Liabilities
September 30, 2024
Accounts receivable, net	$9,705	$—	$9,705	$—	$—	$—
Crypto asset borrowings	12,585	—	12,585	56,977	—	56,977
Accrued expenses and other current liabilities	2,473	—	2,473	2,660	—	2,660
Total fair value of derivatives	$24,763	$—	$24,763	$59,637	$—	$59,637

December 31, 2023
Accounts receivable, net	$28,065	$—	$28,065	$—	$—	$—
Crypto asset borrowings	26	(25)	1	5,290	13,522	18,812
Accrued expenses and other current liabilities	2,511	—	2,511	3,101	—	3,101
Total fair value of derivatives	$30,602	$(25)	$30,577	$8,391	$13,522	$21,913
Impact of derivatives on the Condensed Consolidated Statements of Operations
Gains (losses) on derivative instruments recorded in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Derivatives	Hedged Items	Income Statement Impact(4)	Derivatives	Hedged Items	Income Statement Impact(4)
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
Not designated as hedging instruments
Crypto asset borrowings(1)	$23,797	$—	$23,797	$(26,018)	$—	$(26,018)
Obligation to return collateral(1)	1,581	—	1,581	(30,511)	—	(30,511)
Other(2)	4,712	—	4,712	(9,921)	—	(9,921)
Total	$30,090	$—	$30,090	$(66,450)	$—	$(66,450)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Designated as hedging instruments
Crypto asset futures(3)	$1,329	$(1,331)	$(2)	$(41,782)	$47,160	$5,378
Crypto asset borrowings(3)	12,707	(4,247)	8,460	(75,848)	44,686	(31,162)
Not designated as hedging instruments
Accounts receivable, net(3)	(8,466)	—	(8,466)	38,614	—	38,614
Other(2)	12,320	—	12,320	12,963	—	12,963
Total	$17,890	$(5,578)	$12,312	$(66,053)	$91,846	$25,793
__________________
(1)As of January 1, 2024, the date of the Company’s adoption of ASU 2023-08, changes in fair value are recorded in Transaction expense in the Condensed Consolidated Statements of Operations.
(2)Changes in fair value are recorded in Other income, net or Other operating (income) expense, net in the Condensed Consolidated Statements of Operations depending on the nature of the derivative.
(3)Prior to adoption of ASU 2023-08, changes in fair value were recorded in Other operating (income) expense, net in the Condensed Consolidated Statements of Operations.
(4)Though the Company has dedesignated crypto assets borrowed that previously qualified as fair value hedges, the impact of derivatives is naturally offset, at least in part, by the impact of associated naturally offsetting positions in the Condensed Consolidated Statements of Operations.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. FAIR VALUE MEASUREMENTS
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	September 30, 2024		December 31, 2023
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents(1)	$6,087,747	$—	$3,682,917	$—
Restricted cash equivalents(2)	15,970	—	—	—
Customer custodial funds(3)	2,818,825	—	3,301,029	—
Safeguarding customer crypto assets	—	272,669,307	—	192,583,060
Crypto asset loan receivables	—	31,979	—	22,229
Crypto assets borrowed(4)	252,885	—	45,212	—
Crypto assets held for operations	98,277	—	—	—
Crypto assets held for investment	1,260,718	—	—	—
Derivative assets(5)	—	24,763	—	30,577
Total assets	$10,534,422	$272,726,049	$7,029,158	$192,635,866

Liabilities
Safeguarding customer crypto liabilities	$—	$272,669,307	$—	$192,583,060
Derivative liabilities(5)	—	59,637	—	21,913
Total liabilities	$—	$272,728,944	$—	$192,604,973
__________________
(1)Represents cash equivalents, which comprise money market funds and government bonds. Excludes cash, comprising $1.5 billion of corporate cash held in deposit at banks and $92.0 million held at venues as of September 30, 2024 and $1.4 billion of corporate cash held in deposit at banks and $88.8 million held at venues as of December 31, 2023.
(2)Represents restricted cash equivalents, which comprise money market funds. Excludes restricted cash, comprising $15.9 million held in deposit at banks and held at venues as of September 30, 2024.
(3)Represents customer custodial cash equivalents, which comprise money market funds. Excludes customer custodial funds, comprising $1.2 billion and $1.3 billion held in deposit at financial institutions and customer custodial funds in transit as of September 30, 2024 and December 31, 2023, respectively.
(4)December 31, 2023 amount represents crypto assets designated as hedged items in fair value hedges.
(5)See Note 12. Derivatives for additional details.
The Company has valued all Level 2 assets and liabilities using quoted market prices for the underlying crypto assets.
Assets and liabilities measured and recorded at fair value on a non-recurring basis
The Company’s non-financial assets, such as software and equipment, goodwill, crypto assets held prior to the adoption of ASU 2023-08, and other intangible assets, are adjusted to fair value when an impairment charge is recognized.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The changes in the carrying value of strategic investments accounted for under the measurement alternative are presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$330,346	$315,285
Net additions(1)	26,931	54,271
Upward adjustments	1,861	62
Previously held interest in ORDAM (see Note 4)	—	(20,000)
Impairments and downward adjustments	(18,217)	(5,774)
Ending balance	$340,921	$343,844
__________________
(1)Net additions include additions from purchases and reductions due to exits of strategic investments.
The following table summarizes the cumulative impact from remeasurement of measurement alternative investments outstanding at the dates shown, recorded in Other income, net (in thousands):

	September 30,	December 31,
	2024	2023
Cumulative upward adjustments	$6,774	$4,913
Cumulative impairments and downward adjustments	$(145,262)	$(127,045)
Assets and liabilities not measured and recorded at fair value
Certain of the Company’s financial instruments, including cash, restricted cash, certain customer custodial funds and related liabilities, USDC, fiat accounts and loan receivables, fiat and USDC collateral, and fiat accounts payable are not measured and recorded at fair value. The carrying values of these instruments approximate their fair values due to their liquid or short-term nature. If these financial instruments were recorded at fair value, they would be based on Level 1 valuation inputs, except for fiat accounts receivable, fiat loan receivables, and fiat accounts payable which would be based on Level 2 valuation inputs.
The Company’s long-term debt is not measured and recorded at fair value. As of September 30, 2024, the estimated fair value of the 2026 Convertible Notes, the 2030 Convertible Notes, the 2028 Senior Notes, and the 2031 Senior Notes were $1.2 billion, $1.1 billion, $897.5 million and $624.1 million, respectively. As of December 31, 2023, the estimated fair value of the 2026 Convertible Notes, the 2028 Senior Notes, and the 2031 Senior Notes were $1.2 billion, $828.4 million, and $557.8 million, respectively. These are based on quoted prices for these instruments in markets that are not active and other market observable inputs, which are considered Level 2 valuation inputs.
14. STOCK-BASED COMPENSATION
Stock options
A summary of stock options activity is as follows (in thousands, except per share and years data):

		Weighted Average
	Options Outstanding	Exercise Price Per Share	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2024	28,697	$25.01	6.1	$4,295,055
Exercised	(3,901)	20.45
Forfeited and cancelled	(71)	57.74
Balance at September 30, 2024	24,725	$25.63	5.5	$3,788,857

Exercisable at September 30, 2024	18,591	$26.35	5.3	$2,839,868
Vested and expected to vest at September 30, 2024	18,591	$26.35	5.3	$2,839,868

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2024, there was total unrecognized compensation cost of $32.4 million related to unvested stock options, which cost is expected to be recognized over a weighted-average period of 2.6 years.
Other awards
A summary of restricted stock unit, performance restricted stock unit, and restricted common stock (“Other Awards”) activity is as follows (in thousands, except per share data):

	Restricted Stock Units		Performance Restricted Stock Units		Restricted Common Stock
	Number of Shares	Fair Value(1)	Number of Shares	Fair Value(1)	Number of Shares	Fair Value(1)
Balance at January 1, 2024	3,016	$108.07	804	$55.42	543	$114.22
Granted	5,340	145.46	—	—	—	—
Vested	(4,710)	134.85	(80)	55.42	(199)	138.05
Forfeited and cancelled	(601)	130.24	—	—	(4)	267.48
Balance at September 30, 2024	3,045	$127.85	724	$55.42	340	$98.49
__________________
(1)Represents the weighted-average grant date fair value per share.
As of September 30, 2024, there was unrecognized compensation cost related to Other Awards as follows (in thousands, except years data):

	Unrecognized Compensation	Weighted-Average Recognition Period (Years)
Restricted stock units	$328,688	1.2
Performance restricted stock units	$11,223	1.2
Restricted common stock	$13,458	1.0

Stock-based compensation
The effects of stock-based compensation in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statements of Operations
Technology and development	$155,411	$130,776	$428,863	$376,941
Sales and marketing	18,720	16,556	52,034	45,695
General and administrative	74,285	70,821	209,957	194,149
Restructuring	—	—	—	84,042
Total stock-based compensation expense	$248,416	$218,153	$690,854	$700,827

Balance Sheets
Other non-current assets(1)	$11,276	$15,745	$34,776	$44,725
_______________
(1)Represents capitalized stock-based compensation that is recorded in Software and equipment, net within this financial statement line item. See Note 10. Other Condensed Consolidated Balance Sheets Details for additional details.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15. OTHER INCOME, NET
Other income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Losses (gains) on strategic investments, net	$478	$(48,488)	$15,141	$(38,330)
(Gains) losses on foreign exchange, net	(4,848)	382	(3,518)	10,916
Gain on extinguishment of long-term debt, net	—	(81,591)	—	(99,446)
Other	(35,735)	(5,610)	(33,506)	(4,746)
Total other income, net	$(40,105)	$(135,307)	$(21,883)	$(131,606)
16. INCOME TAXES
For the nine months ended September 30, 2024, the Company calculated the tax provision using a discrete effective tax rate method. Historically, the tax provision was calculated for interim periods using an estimated annual effective tax rate (“ETR”), applied to year-to-date ordinary income. The Company’s estimated annual effective tax rate can fluctuate significantly based on the amount of estimated pretax income or loss in the period. For example, when pretax income is lower, the effect of non-deductible expenses or other discrete items will have a significant impact on the effective tax rate. Therefore, the Company determined the discrete effective tax rate method is the appropriate method for calculating the interim tax provision.
The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 was (10.1)% and 106.5%, respectively. The effective tax rate of (10.1)% for the three months ended September 30, 2024 was lower than the U.S. statutory rate of 21.0% primarily due to the Company’s deductible stock-based compensation and research and development credits. The Company’s ETR for the nine months ended September 30, 2024 and 2023 was 10.9% and 14.9%, respectively. The ETR of 10.9% for the nine months ended September 30, 2024 was lower than the U.S. statutory rate of 21.0%, primarily due to the Company’s deductible stock-based compensation and research and development credits.
As of September 30, 2024, the Company had a net deferred tax asset balance of $1.0 billion, compared to $1.3 billion as of December 31, 2023. The decrease resulted from the deferred tax liability of $177.9 million established upon the Company’s adoption of ASU 2023-08 and the deferred tax provision of $61.1 million recorded on pretax earnings and other comprehensive income (loss) during the nine months ended September 30, 2024. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Management determined that there is sufficient positive evidence to conclude that it is more likely than not that the Company’s net deferred tax asset will be fully realized.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

17. NET INCOME (LOSS) PER SHARE
The computation of Net income (loss) per share, including the weighted average shares outstanding used in the computation (“WASO”), is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerators
Net income (loss)	$75,495	$(2,265)	$1,287,890	$(178,566)
Less: Income allocated to participating shares	(40)	—	(784)	—
Net income (loss) attributable to common stockholders, basic	$75,455	$(2,265)	$1,287,106	$(178,566)

Net income (loss)	$75,495	$(2,265)	$1,287,890	$(178,566)
Add: Interest on the Convertible Notes, net of tax	—	—	9,773	—
Less: Income allocated to participating shares	(36)	—	(714)	—
Net income (loss) attributable to common stockholders, diluted	$75,459	$(2,265)	$1,296,949	$(178,566)

Denominators
WASO - basic	248,834	237,270	245,986	234,479
Weighted-average effect of potentially dilutive shares:
Stock options	16,241	—	17,342	—
Convertible Notes	—	—	6,205	—
Restricted stock units	1,720	—	2,073	—
Performance restricted stock units	384	—	357	—
Restricted common stock	261	—	276	—
WASO - diluted	267,440	237,270	272,239	234,479

Net income (loss) per share attributable to common stockholders:
Basic	$0.30	$(0.01)	$5.23	$(0.76)
Diluted	$0.28	$(0.01)	$4.76	$(0.76)
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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation awards(1)	7,416	38,063	7,416	38,063
Convertible Notes	7,229	3,706	—	3,706
Total	14,645	41,769	7,416	41,769
__________________
(1)Includes shares under the ESPP.

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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
In April 2022, a dissenting stockholder to the Company’s acquisition of FairXchange, Inc. (“FairX”) filed a Verified Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware seeking, among other relief, an appraisal of the fair value of their common and preferred shares of FairX stock. Petitioners contend that the valuation of FairX was higher than the valuation ascribed by the parties at the time of the transaction. The case is captioned Hyde Park Venture Partners Fund III, L.P. et al. v. FairXchange, LLC, et al. Trial took place in November 2023 and post-trial briefing and argument was completed on March 5, 2024 and March 22, 2024, respectively. A settlement offer was made and rejected in November 2023, and another settlement offer was made and rejected in May 2024. On July 30, 2024, the Court of Chancery of the State of Delaware issued an opinion determining the fair value of FairX to be the deal price ascribed by the parties at the time of the transaction, plus both pre- and post-judgment interest. On October 29, 2024, final judgment was entered reflecting this fair value, and the appeal period will expire on December 2, 2024. Should either party appeal, the Company cannot reasonably estimate the potential impact beyond the amounts recorded.
In June 2023, the SEC filed a complaint in the District Court against the Company and Coinbase, Inc. alleging that Coinbase, Inc. has acted as an unregistered securities exchange, broker, and clearing

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The Company has, from time to time, received investigative subpoenas and requests from regulators for documents and information, including about certain customer programs, operations, and existing and intended future products, including the Company’s processes for listing assets, the classification of certain listed assets, its staking programs, and its stablecoin and yield-generating products.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

condition and results of operations, and accordingly, the related impact on the Company’s financial condition and results of operations is not estimable.
19. RELATED PARTY TRANSACTIONS
Revenue and Accounts receivable, net
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue from related party customers of $5.1 million and $3.4 million during the three months ended September 30, 2024 and 2023, respectively, and $18.7 million and $11.6 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, Accounts receivable, net from related party customers were $2.5 million and $3.4 million, respectively.
Customer assets and liabilities
Safeguarding customer crypto assets and safeguarding customer crypto liabilities for related parties as of September 30, 2024 and December 31, 2023 were $8.3 billion and $8.8 billion, respectively. Customer custodial funds and Customer custodial cash liabilities for related parties as of September 30, 2024 and December 31, 2023 were $5.5 million and $348.0 million, respectively.
Other assets
The Company made strategic investments of an aggregate of $3.5 million and an immaterial amount for the three months ended September 30, 2024 and 2023, respectively, and $6.8 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively, in investees in which certain related parties of the Company held an interest over 10%.
Expenses and Accounts payable
During the three months ended September 30, 2024 and 2023, the Company incurred $0.2 million and $0.4 million, respectively, and during the nine months ended September 30, 2024 and 2023, $1.6 million and $1.0 million, respectively, for professional and consulting services provided by entities affiliated with related parties. As of September 30, 2024 and December 31, 2023, Accounts payable to related party parties were immaterial.
20. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
USDC	$(294,104)	$464,728
Accounts receivable, net	(37,759)	81,317
Customer custodial funds in transit	4,039	(28,055)
Income taxes, net	(19,341)	(157)
Other current and non-current assets	(7,106)	21,244
Other current and non-current liabilities	31,655	(24,527)
Net changes in operating assets and liabilities	$(322,616)	$514,550

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$7,723,806	$5,100,799
Restricted cash and cash equivalents	31,881	26,319
Customer custodial cash and cash equivalents	3,861,326	3,384,067
Total cash, cash equivalents, and restricted cash and cash equivalents	$11,617,013	$8,511,185
The following is a supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2024	2023
Crypto asset loan receivables originated	$1,244,113	$409,027
Crypto asset loan receivables repaid	1,230,544	446,095
Cumulative-effect adjustment due to the adoption of ASU 2023-08	561,489	—
Non-cash assets received as collateral returned	495,574	237,681
Non-cash assets received as collateral	465,063	242,883
Crypto assets borrowed	353,325	399,460
Crypto assets borrowed repaid with crypto assets	176,990	437,254
Non-cash assets pledged as collateral	75,893	128,587
Non-cash assets pledged as collateral returned	69,245	140,818
Non-cash consideration paid for business combinations	—	51,494
Crypto assets received on settlement of futures contract	—	48,491
21.    SUBSEQUENT EVENTS
In October 2024, the Company’s board of directors authorized a share repurchase program of up to $1.0 billion of the Company’s Class A common stock without expiration (the “Share Repurchase Program”). Repurchases may be made at management’s discretion from time to time on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), through privately negotiated transactions, or by other methods in accordance with applicable securities laws and other restrictions. The timing and amount of any repurchases will depend on market conditions and other considerations. The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of the Company’s Class A common stock, and the program may be modified, suspended, or discontinued at any time.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. For all narrative provided in this Item 2, two numbers presented consecutively represent figures for the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023, respectively, unless otherwise noted.

Executive Overview
This executive overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.
During the third quarter of 2024, we continued to make progress against our goals of driving revenue growth, crypto utility, and regulatory clarity. We showed progress in diversifying our revenue and driving crypto utility through products like derivatives, international expansion, custody, and deeper integration of USDC into the cryptoeconomy. For the three and nine months ended September 30, 2024 we generated $1.1 billion and $4.1 billion of Net revenue, respectively, and $75.5 million and $1.3 billion in Net income, respectively. For the remainder of the year, we believe that we are well-positioned to drive revenue growth across all macroeconomic environments, and we remain committed to advancing regulatory clarity.
Key Business Metrics
In addition to the measures presented in our Condensed Consolidated Financial Statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023	%	2024	2023	%
MTUs (in millions)	7.8	6.7	16	8.0	7.5	7
Trading Volume (in billions)	$185	$76	143	$723	$313	131
Net income (loss) (in millions)	$75	$(2)	nm	$1,288	$(179)	820
Adjusted EBITDA(1) (in millions)	$449	$178	152	$2,058	$654	215
_____________
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
MTUs increased for the three and nine months ended September 30, 2024 as compared to 2023, primarily due to a 0.6 million and 0.8 million increase in trading users, influenced by overall crypto market sentiment and activity and higher average crypto asset prices. Additionally, for the three months ended comparative period, we saw growth in users purchasing USDC and participating in USDC rewards programs, while for the nine months ended comparative period, the increase in trading users was partially offset by a decrease in staking users as a result of updates we made to our staking service.
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

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023	%	2024	2023	%
Trading Volume (in billions)
Consumer	$34	$11	209	$127	$46	176
Institutional	151	65	132	596	267	123
Total Trading Volume	$185	$76	143	$723	$313	131

Trading Volume by crypto asset
Bitcoin	37%	38%	(3)	35%	36%	(3)
Ethereum	15	19	(21)	14	22	(36)
USDT(1)	15	15	—	11	10	10
Other crypto assets(2)	33	28	18	40	32	25
Total	100%	100%		100%	100%

Transaction revenue by crypto asset
Bitcoin	35%	37%	(5)	32%	37%	(14)
Ethereum	16	18	(11)	15	19	(21)
Solana	11	nm	nm	6	nm	nm
Other crypto assets(2)	38	46	(17)	47	44	7
Total(3)	100%	100%		100%	100%
____________________________________
nm - not meaningful
(1)USDT is a stablecoin issued by Tether Operations Limited.
(2)No crypto assets other than those shown in this table individually represented more than 10% of our Trading Volume or our Transaction revenue, as applicable.
(3)Figures presented above may not sum precisely due to rounding.

For the three and nine months ended September 30, 2024 as compared to 2023, Trading Volume increased reflecting an increase in both the total market and our market share in the U.S., where our business is concentrated:
•Total market — Crypto Asset Volatility1 increased 78% and 36% and total crypto market capitalization increased 95% and 102%. These two macro inputs have historically been highly correlated with Trading Volume and are typically influenced by overall crypto market sentiment, activity in the crypto market, and changes in average crypto asset prices; and
•Market share — Trading Volume growth outpaced the 109% and 87% growth in overall U.S. spot market trading volume, as we were able to capture a larger portion of the trading activity due to our competitive position and product strategy.
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
We provide a trade matching service for users to buy, sell, or convert crypto assets through our platform. This trading activity is the primary source of our transaction revenue and core to the service we offer. Transaction revenue is generated primarily from transaction fees applied to spot trades that are executed by both consumer and institutional customers on our platform. The transaction fee earned is based on the price and quantity of the crypto asset that is bought, sold, or converted. Transaction revenue is directly correlated with Trading Volume, which is driven by both the number of spot trade transactions processed on our platform and the crypto asset price at the time of execution. Institutional customers incur lower fees per transaction than consumer customers and, as a result, the impact of changes in consumer Trading Volume on transaction revenue is more pronounced than the impact of changes in institutional Trading Volume. Within consumer transaction revenue, advanced trading offers customers a wider range of tools and order types with prices varying based on volume, while Simple trading offers a streamlined interface and fixed price quotes. Simple trading fees are generally higher than those on Advanced trading. As a result of all of these factors, changes in mix between types of transactions will affect transaction revenue. In addition, changes in our pricing will affect transaction revenue. See the section titled “—Key Business Metrics—Trading Volume” above for more information on our Trading Volume metric.
Subscription and services revenue
Subscription and services revenue primarily consists of:
•Stablecoin revenue: We derive stablecoin revenue from our arrangement with the issuer of USDC. We earn a pro rata portion of income earned on USDC reserves based on the amount of USDC held on each respective party’s platform, and from the distribution and usage of USDC after certain expenses. Income derived by us from this arrangement is dependent on various factors, including the balance of USDC on our platform, the total market capitalization of USDC, which is the total amount of USDC in circulation, and the prevailing interest rate environment.
•Blockchain rewards: We operate a proof-of-stake service that enables customers to stake eligible crypto assets and validate transactions on certain blockchain networks. This allows customers to earn rewards from the networks while maintaining ownership of their assets. Revenue is measured based on the number of tokens received and the fair value of the token at contract inception.
•Interest and finance fee income: We earn interest on customer custodial funds held at third-party depository institutions, which is influenced by Trading Volume and prevailing interest rates. As consumer Trading Volume increases, customer custodial funds on our platform also tend to increase. Additionally, we earn interest and finance fee income from loans issued to institutional customers through Prime Financing. The amount earned depends on the total loans issued and the contractual rate.

•Custodial fee revenue: We earn custodial fee revenue based on a percentage of the daily value of crypto assets held under custody within cold storage solutions for our Prime customers. The value of crypto assets held under custody is driven by the quantity, price, and type of crypto asset. Our custodial fee revenue is further dependent on the fee rates we charge to our customers.
•Other subscription and services revenue primarily comprises revenue from Coinbase One, developer product revenue, including items such as delegation, participation, and infrastructure services, and revenue from other subscription licenses.
Other revenue
Other revenue includes interest income earned on our corporate cash and cash equivalents.
Operating expenses
Operating expenses consist of Transaction expense, Technology and development, Sales and marketing, General and administrative, Gains on crypto assets held for operations, net, Crypto asset impairment, net, Restructuring, and Other operating (income) expense, net. Personnel-related expense in all of these categories includes employee cash, stock-based compensation expense, and other employee benefits.
Transaction expense
Transaction expense includes costs directly associated with revenues. For transaction revenues, these expenses include costs to operate our platform, process crypto asset trades, perform wallet services, transaction rebates and incentives earned by customers, and transaction reversal losses. For subscription and services revenues, the primary expenses are the rewards distributed to users for staking their assets and can be impacted by the fees we charge. Fixed-fee costs are expensed over the term of the contract and transaction-level costs are expensed as incurred. Transaction expense also includes gains and losses from remeasurement of the fair value of crypto asset borrowing and collateral-related assets and liabilities, which are by their nature offsetting and net to an immaterial amount.
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
Sales and marketing
Sales and marketing expenses primarily include personnel-related expenses, marketing program costs, USDC rewards, and costs related to customer acquisition.

General and administrative
General and administrative expenses include personnel-related expenses incurred to support our business, including executive, customer support, compliance, finance, human resources, legal, and other support operations. These expenses also include professional services, policy spend, and software subscriptions for support services.
Gains on crypto assets held for operations, net
Gains on crypto assets held for operations, net, reflect changes in the fair value of crypto assets received as a form of payment and nearly immediately converted to cash or used timely to fulfill corporate expenses. In addition to crypto asset price changes, these gains and losses are influenced by the volume and mix of crypto assets received and used, and the timing of the turnover of these crypto assets.
Crypto asset impairment, net
Crypto asset impairment, net represents gross impairments recorded on crypto assets held, net of subsequent realized gains on the sale and disposal of previously impaired crypto assets held. Beginning in January 2024, we adopted ASU 2023-08, and no longer record crypto asset impairments.
Restructuring
Restructuring expenses comprise separation pay, stock-based compensation, and other personnel costs related to reductions in our headcount.

Other operating (income) expense, net
Other operating (income) expense, net includes fair value gains and losses related to derivatives as well as platform-related incidents. The value of derivatives fluctuates with market conditions.
Interest expense
Interest expense on debt includes coupon interest expense, as well as amortization of debt discounts and debt issuance costs.
Losses (gains) on crypto assets held for investment, net
Losses (gains) on crypto assets held for investment, net generally comprise fair value remeasurement gains and losses from our crypto assets held for investment. These investments are considered long-term holdings, we do not plan on engaging in regular trading of crypto assets, and, as an operating company, our investing activities in crypto are not part of our revenue generating activities, which are based on transactions on our platform and the sales of subscriptions and services.
Other income, net
Other income, net includes the following items:
•realized and unrealized gains and losses on foreign currency exchange;
•realized and unrealized fair value gains and losses on strategic equity investments; and
•net gains on the repurchase of certain of our long-term debt.
Because the majority of these components are generally variable based on changes in market conditions, they can vary widely from period to period. The income and expenses recognized in this line item are not part of our core operating activities.

(Benefit from) provision for income taxes
(Benefit from) provision for income taxes includes income taxes related to foreign jurisdictions and U.S. federal and state income taxes.
Results of Operations
The following table summarizes the historical Condensed Consolidated Statements of Operations data (in thousands) and each component as a percentage of total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Revenue:
Net revenue	$1,128,597	94	$623,004	92	$4,096,216	95	$2,021,902	94
Other revenue	76,596	6	51,144	8	196,175	5	132,686	6
Total revenue	1,205,193	100	674,148	100	4,292,391	100	2,154,588	100
Operating expenses:
Transaction expense	171,781	14	90,577	13	580,665	14	295,146	14
Technology and development	377,440	31	322,756	48	1,099,561	26	1,001,454	46
Sales and marketing	164,770	14	78,178	12	428,617	10	226,007	10
General and administrative	330,387	27	252,630	37	937,738	22	760,379	35
Gains on crypto assets held for operations, net	(142)	—	—	—	(55,484)	(1)	—	—
Crypto asset impairment, net	—	—	7,180	1	—	—	17,089	1
Restructuring	—	—	(860)	—	—	—	142,594	7
Other operating (income) expense, net	(8,556)	(1)	3,512	1	28,203	1	(10,806)	(1)
Total operating expenses	1,035,680	86	753,973	112	3,019,300	70	2,431,863	113
Operating income (loss)	169,513	14	(79,825)	(12)	1,273,091	30	(277,275)	(13)
Interest expense	20,530	2	20,821	3	60,108	1	64,029	3
Losses (gains) on crypto assets held for investment, net	120,507	10	—	—	(210,902)	(5)	—	—
Other income, net	(40,105)	(3)	(135,307)	(20)	(21,883)	(1)	(131,606)	(6)
Income (loss) before income taxes	68,581	6	34,661	5	1,445,768	34	(209,698)	(10)
(Benefit from) provision for income taxes	(6,914)	(1)	36,926	5	157,878	4	(31,132)	(1)
Net income (loss)	$75,495	6	$(2,265)	—	$1,287,890	30	$(178,566)	(8)
__________________
(1)Percentage of total revenue. Figures presented above may not sum precisely due to rounding.

Comparison of the three and nine months ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Transaction revenue	$572,504	$288,575	$283,929	98	$2,430,147	$990,386	$1,439,761	145
Subscription and services revenue	556,093	334,429	221,664	66	1,666,069	1,031,516	634,553	62
Other revenue	76,596	51,144	25,452	50	196,175	132,686	63,489	48
Total revenue	$1,205,193	$674,148	$531,045	79	$4,292,391	$2,154,588	$2,137,803	99
For the three and nine months ended September 30, 2024 we generated 86% and 84%, respectively, of total revenue in the U.S. For the three and nine months ended September 30, 2023 we generated 90% and 89%, respectively, of total revenue in the U.S. No other country accounted for more than 10% of total revenue during the periods presented. International revenue comprised mainly transaction revenue in all periods presented.
Transaction revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Consumer, net(1)	$483,261	$246,980	$236,281	96	$2,083,245	$865,103	$1,218,142	141
Institutional, net	55,293	14,070	41,223	293	204,309	53,442	150,867	282
Other transaction revenue(1)	33,950	27,525	6,425	23	142,593	71,841	70,752	98
Total transaction revenue	$572,504	$288,575	$283,929	98	$2,430,147	$990,386	$1,439,761	145
__________________
(1)Prior period amounts were reclassified to conform to current period presentation. See Note 5. Revenue of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Transaction revenue increased for the three and nine months ended September 30, 2024 as compared to 2023, due to:
•an increase in consumer transaction revenue of $478.2 million and $1.5 billion due to a 209% and 176% increase in consumer Trading Volume. This increase was offset in part by a decrease of $241.9 million and $283.4 million attributed to a lower average blended fee rate, primarily due to changes in the mix of Trading Volume from Simple to Advanced trading;
•an increase in institutional transaction revenue of $20.9 million and $71.5 million due to 132% and 123% higher institutional Trading Volume, and an increase of $9.5 million and $49.5 million as a result of a higher average blended spot trading fee rate primarily due to increased usage of our Prime Brokerage product; and
•an increase in other transaction revenue for the nine months ended September 30, 2024, primarily due to the launch of Base in the third quarter of 2023.

Subscription and services revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Stablecoin revenue	$246,856	$172,357	$74,499	43	$684,609	$522,650	$161,959	31
Blockchain rewards	154,815	74,461	80,354	108	490,883	235,824	255,059	108
Interest and finance fee income(1)	63,987	42,517	21,470	50	200,050	137,762	62,288	45
Custodial fee revenue	31,723	15,805	15,918	101	98,569	49,839	48,730	98
Other subscription and services revenue(1)	58,712	29,289	29,423	100	191,958	85,441	106,517	125
Total subscription and services revenue	$556,093	$334,429	$221,664	66	$1,666,069	$1,031,516	$634,553	62
__________________
(1)Prior period amounts were reclassified to conform to current period presentation. See Note 5. Revenue of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Subscription and services revenue increased for the three and nine months ended September 30, 2024 as compared to 2023, due to:
•an increase in stablecoin revenue of $40.2 million and $116.3 million primarily due to higher on-platform USDC balances. Additionally, for the three months ended comparative period, we saw growth of $54.7 million attributable to an increase in overall USDC market capitalization, while for the nine months ended comparative period, we saw growth of $61.8 million due to higher average interest rates, which rose 50 basis points, despite the Federal Funds Rate decrease in September 2024;
•an increase of $82.7 million and $256.3 million in blockchain rewards due to higher average prices for Ethereum and Solana, and an increase due to higher native units staked, partially offset by lower reward rates;
•an increase in interest and finance fee income for the nine months ended comparative period primarily reflecting growth of $30.9 million in finance fees driven by higher average Prime Financing loan receivable balances, and growth of $12.9 million attributable to higher average customer custodial cash balances;
•an increase in custodial fee revenue primarily due to growth in average crypto assets held under custody of $62.4 billion and $72.6 billion as a result of higher crypto asset prices, mainly Bitcoin, Solana, and Ethereum; and
•an increase in other subscription and services revenue, largely due to growth of $20.3 million and $57.8 million in Coinbase One revenue, as the number of paid subscribers grew driven by positive market conditions and improvements to our product offerings. In addition, for the nine months ended comparative period, we saw an increase in revenue from developer products driven largely by higher average crypto asset prices.
Other revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Corporate interest and other income	$76,596	$51,144	$25,452	50	$196,175	$132,686	$63,489	48
Total other revenue	$76,596	$51,144	$25,452	50	$196,175	$132,686	$63,489	48

Other revenue increased for the three and nine months ended September 30, 2024 as compared to 2023, primarily reflecting an increase of $22.8 million and $40.4 million due to higher average corporate balances. Additionally, for the nine months ended comparative period, we saw higher average earned interest rates on corporate balances, which rose 62 basis points, despite the Federal Funds Rate decrease in September 2024.
Operating expenses
Certain prior period amounts have been reclassified to conform with the current period presentation.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Transaction expense	$171,781	$90,577	$81,204	90	$580,665	$295,146	$285,519	97
Technology and development	377,440	322,756	54,684	17	1,099,561	1,001,454	98,107	10
Sales and marketing	164,770	78,178	86,592	111	428,617	226,007	202,610	90
General and administrative	330,387	252,630	77,757	31	937,738	760,379	177,359	23
Gains on crypto assets held for operations, net	(142)	—	(142)	100	(55,484)	—	(55,484)	100
Crypto asset impairment, net	—	7,180	(7,180)	(100)	—	17,089	(17,089)	(100)
Restructuring	—	(860)	860	(100)	—	142,594	(142,594)	(100)
Other operating (income) expense, net	(8,556)	3,512	(12,068)	(344)	28,203	(10,806)	39,009	361
Total operating expenses	$1,035,680	$753,973	$281,707	37	$3,019,300	$2,431,863	$587,437	24
In order to achieve our goal of positive Adjusted EBITDA for the remainder of 2024, we are committed to being adaptable and responsive to overall macro market conditions and revenue opportunities. We plan to dynamically adjust our expense base, increasing or decreasing it as needed, especially with respect to certain variable expenses. In the fourth quarter of 2024, we expect technology and development and general and administrative expenses to be roughly in line with those of the third quarter. Additionally, we expect sales and marketing expenses to grow, as compared to the third quarter of 2024, primarily due to expected higher USDC rewards expense and brand spend.
Transaction expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Blockchain rewards fees	$107,576	$51,661	$55,915	108	$327,430	$164,492	$162,938	99
Payment processing and account verification	29,818	17,631	12,187	69	101,390	61,004	40,386	66
Transaction reversal losses	11,388	10,861	527	5	35,790	36,621	(831)	(2)
Miner fees	1,805	5,687	(3,882)	(68)	51,093	25,378	25,715	101
Other	21,194	4,737	16,457	347	64,962	7,651	57,311	749
Total transaction expense	$171,781	$90,577	$81,204	90	$580,665	$295,146	$285,519	97

Transaction expense increased for the three and nine months ended September 30, 2024 as compared to 2023 primarily due to higher blockchain rewards fees, which rose generally in line with blockchain rewards revenue. For the nine months ended comparative period, transaction expense also increased due to:
•an increase in payment processing fees of $29.6 million, which reflect Trading Volume growth of 131%, offset in part by savings from reduced fees at higher volumes and our cost optimization efforts; and
•an increase in other largely driven by higher transaction rebates earned by international institutional customers as we work to create liquidity in our international exchange.
There were no material changes to note within transaction reversal losses and miner fees.
Technology and development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Personnel-related	$271,272	$240,929	$30,343	13	$790,475	$714,518	$75,957	11
Website hosting and infrastructure	60,600	40,668	19,932	49	167,097	142,789	24,308	17
Amortization	25,562	24,857	705	3	78,823	88,611	(9,788)	(11)
Other	20,006	16,302	3,704	23	63,166	55,536	7,630	14
Total technology and development	$377,440	$322,756	$54,684	17	$1,099,561	$1,001,454	$98,107	10
Technology and development expenses increased for the three and nine months ended September 30, 2024 as compared to 2023, due to:
•an increase in personnel-related expenses primarily reflecting higher stock-based compensation expense of $28.0 million and $82.0 million as a result of the 2023 annual employee equity awards being granted at a lower stock price as compared to the 2024 annual employee equity awards, offset in part by the roll-off of non-recurring multi-year stock-based compensation awards. Further, personnel-related expenses increased $12.5 million and $28.4 million due to higher average headcount; and
•an increase in website hosting and infrastructure expenses driven by increased activity on our platform.
There were no material changes to note within amortization or other.
Sales and marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Personnel-related	$39,805	$38,152	$1,653	4	$113,655	$109,756	$3,899	4
Marketing programs	48,215	23,100	25,115	109	130,881	76,815	54,066	70
USDC rewards	61,614	10,738	50,876	474	144,739	18,498	126,241	682
Other	15,136	6,188	8,948	145	39,342	20,938	18,404	88
Total sales and marketing	$164,770	$78,178	$86,592	111	$428,617	$226,007	$202,610	90

Sales and marketing expenses increased for the three and nine months ended September 30, 2024 as compared to 2023, due to:
•an increase in marketing program expenses due to higher digital advertising spend; and
•an increase in USDC rewards payouts of $27.7 million and $82.1 million due to higher reward rates offered to customers in an effort to enhance customer retention and platform engagement, with the remainder primarily due to higher on-platform USDC balances.
There were no material changes to note within personnel-related or other.
General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Personnel-related (excluding customer support)	$137,949	$134,134	$3,815	3	$408,066	$382,851	$25,215	7
Customer support	47,931	38,680	9,251	24	133,941	102,904	31,037	30
Professional services	45,467	39,800	5,667	14	126,465	112,860	13,605	12
Other	99,040	40,016	59,024	148	269,266	161,764	107,502	66
Total general and administrative	$330,387	$252,630	$77,757	31	$937,738	$760,379	$177,359	23
General and administrative expenses increased for the three and nine months ended September 30, 2024 as compared to 2023, due to:
•an increase in personnel-related expenses for the nine months ended comparative period largely driven by increased stock-based compensation expense as a result of the 2023 annual employee equity awards being granted at a lower stock price as compared to the 2024 annual employee equity rewards;
•an increase in customer support costs as a result of increased capacity needs. Our capacity needs typically increase in periods following higher Trading Volumes; and
•an increase in other, largely reflecting:
▪an increase of $15.3 million and $41.2 million in policy spend as we increased our crypto advocacy efforts;
▪an increase in legal costs of $9.2 million and $29.8 million due to higher spend; and
▪an increase of $9.0 million and $26.5 million in taxes, licenses, and fees largely due to higher indirect taxes directly associated with the growth in revenue and the application of certain indirect tax rules; offset in part by
▪lower lease costs, as we recognized a one-time lease termination fee of $25.0 million during the nine months ended September 30, 2023 related to the closure of our San Francisco office space.
There were no material changes to note within professional services.

Gains on crypto assets held for operations, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Gains on crypto assets held for operations, net	$(142)	$—	$(142)	100	$(55,484)	$—	$(55,484)	100
Gains on crypto assets held for operations, net during the three and nine months ended September 30, 2024 resulted from net receipts of crypto assets for operations during a period of rising crypto asset prices.
Crypto asset impairment, net
During the three and nine months ended September 30, 2023, crypto asset impairment, net reflected a $7.2 million gain and a $17.1 million expense, driven by gross crypto asset impairments resulting from challenging crypto market conditions during the relevant periods, followed by expense recoveries as we sold previously impaired assets at recovered prices. Beginning January 2024, we adopted ASU 2023-08, and as a result no longer record crypto asset impairments.
Restructuring
Restructuring expense was $142.6 million for the nine months ended September 30, 2023, driven by separation pay, stock-based compensation expense, and other personnel costs related to the workforce reduction in January 2023. Restructuring expense was immaterial for the three months ended September 30, 2023, and there were no restructuring expenses for the three and nine months ended September 30, 2024.
Other operating (income) expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Platform-related incidents	$—	$3,778	$(3,778)	(100)	$32,598	$9,759	$22,839	234
(Gains) losses on derivatives, net	(3,383)	(972)	(2,411)	248	834	(26,531)	27,365	103
Other	(5,173)	706	(5,879)	(833)	(5,229)	5,966	(11,195)	(188)
Total other operating (income) expense, net	$(8,556)	$3,512	$(12,068)	(344)	$28,203	$(10,806)	$39,009	361
Changes in Other operating (income) expense, net for the nine months ended September 30, 2024 as compared to 2023, were due to:
•an increase in costs due to platform-related incidents; and
•gains on certain derivatives for the nine months ended September 30, 2023 that did not recur in 2024. See Note 12. Derivatives of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
There were no material changes to note for any category of Other operating (income) expense, net for the three months ended September 30, 2024, or within the other category in the table above for the nine months ended September 30, 2024, as compared to 2023.

Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Interest expense	$20,530	$20,821	$(291)	(1)	$60,108	$64,029	$(3,921)	(6)
There were no material changes to note within Interest expense.
Losses (gains) on crypto assets held for investment, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Losses (gains) on crypto assets held for investment, net	$120,507	$—	$120,507	100	$(210,902)	$—	$(210,902)	100
Losses (gains) on crypto assets held for investment, net during the three and nine months ended September 30, 2024 were primarily due to the remeasurement of the fair value of crypto assets held, mainly Bitcoin and Ethereum, during each period presented, where crypto asset prices decreased and increased, respectively.
Other income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Losses (gains) on strategic investments, net	$478	$(48,488)	$48,966	(101)	$15,141	$(38,330)	$53,471	(140)
(Gains) losses on foreign exchange, net	(4,848)	382	(5,230)	nm	(3,518)	10,916	(14,434)	(132)
Gain on extinguishment of long-term debt, net	—	(81,591)	81,591	(100)	—	(99,446)	99,446	(100)
Other	(35,735)	(5,610)	(30,125)	537	(33,506)	(4,746)	(28,760)	606
Total other income, net	$(40,105)	$(135,307)	$95,202	(70)	$(21,883)	$(131,606)	$109,723	(83)
__________________
nm - not meaningful
Other income, net changed for the three and nine months ended September 30, 2024 as compared to 2023, due to:
•a decrease in gains on strategic investments, net driven by a gain of $49.9 million resulting from an equity investment transaction with Circle US Holding, Inc. during the third quarter of 2023;
•a net gain on the repurchase of certain of our 2026 Convertible Notes and certain of our Senior Notes during 2023; and
•net gains of $20.6 million and $9.2 million within other on certain other financial instruments.
There were no material changes to note within (gains) losses on foreign exchange, net.

(Benefit from) provision for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
(Benefit from) provision for income taxes	$(6,914)	$36,926	$(43,840)	(119)	$157,878	$(31,132)	$189,010	607
For the three months ended September 30, 2024 as compared to 2023, the change in (Benefit from) provision for income taxes was primarily due to tax benefits from stock-based compensation. For the nine months ended September 30, 2024 as compared to 2023, the increase in provision for income taxes was primarily due to higher pretax income, partially offset by tax benefits from stock-based compensation.
Non-GAAP Financial Measure
In addition to our results determined in accordance with GAAP, we believe Adjusted EBITDA, a non-GAAP financial performance measure, is useful information to help investors evaluate our operating performance because it: enables investors to compare this measure and component adjustments to similar information provided by peer companies and our past financial performance; provides additional company-specific adjustments for certain items that may be included in income from operations but that we do not consider to be normal, recurring, operating expenses (or income) necessary to operate our business given our operations, revenue generating activities, business strategy, industry, and regulatory environment; and provides investors with visibility to a measure management uses to evaluate our ongoing operations and for internal planning and forecasting purposes. For example:
•We believe it is useful to exclude certain non-cash expenses, such as depreciation and amortization and stock-based compensation, from Adjusted EBITDA because the amounts of such expenses can vary significantly from period to period and may not directly correlate to the underlying performance of our business operations.
•We believe it is useful to exclude certain items that we do not consider to be normal, recurring, cash operating expenses and therefore, not reflective of our ongoing business operations. For example, we exclude: (i) other (income) expense, net, as the income and expenses recognized in this line item are not part of our core operating activities and are considered non-operating activities under GAAP, (ii) gains and losses on crypto assets held for investment (post-adoption of ASU No. 2023-08) because such investments are considered long-term holdings, we do not plan on engaging in regular trading of crypto assets, and, as an operating company, our investing activities in crypto are not part of our revenue generating activities, which are based on transactions on our platform and the sales of subscriptions and services, and (iii) the impact of our restructurings in 2022 and 2023, which are not related to our normal business operations.
•We believe Adjusted EBITDA is useful to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, interest expense, other (income) expense, net, restructurings, and benefit from or provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired.

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
•other income, net, which represents foreign exchange gains or losses, gains or losses on strategic investments, net gains on the repurchase of certain of our long-term debt and other non-operating income and expense activity;
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
•to adjust for other income, net in total, as the entire line item represents non-operating activity, and as a majority of the activity recorded in other income, net had been included in the calculation of Adjusted EBITDA previously in separate rows while this combined presentation is more streamlined and easily reconciled to our Condensed Consolidated Statements of Operations;
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
The following table provides a reconciliation of Net income (loss) to Adjusted EBITDA. The prior period comparative reconciliation has been updated to conform to the current period presentation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$75,495	$(2,265)	$1,287,890	$(178,566)
Adjusted to exclude the following:
(Benefit from) provision for income taxes	(6,914)	36,926	157,878	(31,132)
Interest expense	20,530	20,821	60,108	64,029
Depreciation and amortization	30,695	31,967	94,523	110,157
Stock-based compensation	248,416	218,153	690,854	616,785
Losses (gains) on crypto assets held for investment, net (post-adoption of ASU 2023-08)	120,507	—	(210,902)	—
Other income, net(1)	(40,105)	(135,307)	(21,883)	(131,606)
Non-recurring lease charges	—	—	—	31,954
Impairment on crypto assets still held, net (pre-adoption of ASU 2023-08)	—	8,897	—	29,481
Restructuring	—	(860)	—	142,594
Adjusted EBITDA	$448,624	$178,332	$2,058,468	$653,696

Revised definition no longer adjusts for:
Crypto asset borrowing costs		$706		$3,445
Other impairment expense		1,956		10,069
Revised definition newly adjusts for:
Additional other income, net(2)		(50)		(8,662)
Adjusted EBITDA, previous definition		$180,944		$658,548
__________________
(1)See Results of Operations—Comparison of the three and nine months ended September 30, 2024 and 2023—Other income, net for additional details.
(2)Represents the portion of Other income, net that was not previously included as an adjustment to arrive at Adjusted EBITDA.
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

Primary resources and commitments
Cash and cash equivalents, restricted cash and cash equivalents, and USDC
As of September 30, 2024 and December 31, 2023, our cash and cash equivalents, restricted cash and cash equivalents, and USDC balances consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents
Cash equivalents(1)	$6,087,747	$3,682,917
Cash held at banks	1,544,051	1,367,643
Cash held at venues	92,008	88,791
Total cash and cash equivalents	$7,723,806	$5,139,351

Restricted cash and cash equivalents(2)	$31,881	$22,992

USDC(3)
USDC loaned(4)	$122,020	$205,645
USDC pledged as collateral(4)	241,145	29,577
USDC not loaned or pledged	508,260	340,806
Total USDC	$871,425	$576,028
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
Debt
On March 18, 2024, we issued $1.3 billion in aggregate principal amount of convertible senior notes that mature on April 1, 2030 (“2030 Convertible Notes”), unless converted, redeemed or repurchased on an earlier date. As of September 30, 2024, we held $4.3 billion in aggregate principal amount of debt. See Note 11. Long-Term Debt of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details, including maturities.
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

Crypto assets held for investment, net
We view our crypto asset investments as long-term holdings and we do not plan to engage in regular trading of crypto assets. Our future earnings and cash flows will be impacted when we choose to monetize our crypto assets held for investment, varying based on the future fair value of such crypto assets.
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
Crypto assets borrowed and borrowings
We borrow crypto assets from eligible institutional customers. These borrowings generally have open-ended terms or have a term of less than one year. We are required to maintain a collateral to loan ratio per our borrowing agreements. Any significant change in crypto asset prices could impact the value of the crypto assets borrowed or the value of crypto assets pledged as collateral. If crypto asset prices rise, we will post additional collateral to maintain required collateral loan ratios. We were in compliance with all collateral requirements as of September 30, 2024. See Note 6. Collateralized Arrangements and Financing of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional details relating to crypto assets borrowed and borrowings.
Crypto assets held as collateral
Crypto assets held as collateral represent institutional customers’ crypto assets pledged as collateral on Prime Financing loans, to which we have control, contractual rights to sell, pledge, or rehypothecate, and which do not fall under the non-cash collateral provision of ASC 860. As Prime Financing grows, we will continue to evaluate how to best utilize these resources to help fund the growth of this business.
Customer assets and liabilities
Customer assets comprise customer custodial funds and safeguarding customer crypto assets, and the associated liabilities represent our obligation to safeguard and return these assets to the customers. See Note 9. Customer Assets and Liabilities of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details. Our business model does not expose us to liquidity risk if we have excessive redemptions or withdrawals from customers. We do not use customer crypto assets as collateral for any loan, margin, rehypothecation, or other similar activities without their consent to which we or our affiliates are a party. As of September 30, 2024, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. See Risk Factors—Depositing and withdrawing crypto assets into and from our platform involves risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely impact our business included in Part II, Item 1A of this Quarterly Report on Form 10-Q for further information.
Cash requirements and contractual obligations
There have been no material changes in our cash requirements and contractual obligations since those presented in our Annual Report on Form 10-K for the year ended December 31, 2023, other than the issuance of additional long-term debt noted above. In addition to these Form 10-K disclosures, see

Notes 10. Other Condensed Consolidated Balance Sheets Details, 11. Long-Term Debt, 16. Income Taxes, and 18. Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional details relating to our short- and long-term material cash requirements and contractual obligations as of September 30, 2024.
In October 2024, our board of directors authorized a share repurchase program of up to $1.0 billion of the Company’s Class A common stock without expiration (the “Share Repurchase Program”). Repurchases may be made at management’s discretion from time to time on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), through privately negotiated transactions, or by other methods in accordance with applicable securities laws and other restrictions. The timing and amount of any repurchases will depend on market conditions and other considerations. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our Class A common stock, and the program may be modified, suspended, or discontinued at any time. We anticipate that repurchases under the Share Repurchase Program will be funded using our existing cash and cash equivalents and USDC and with future cash flows from operations.
Cash flows
The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$1,592,226	$928,137
Net cash used in investing activities	(232,969)	(85,117)
Net cash provided by (used in) financing activities	682,663	(1,734,128)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$2,041,920	$(891,108)
Effect of exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	$19,664	$(27,353)
Change in customer custodial cash	$(531,760)	$(1,594,685)
Operating activities
Our largest source of cash provided by operations are revenues generated from transaction fees and services. Our primary uses of cash from operating activities include payments to employees for compensation, blockchain rewards fees, payments for website hosting and infrastructure services, professional services, and outsourced customer and support costs.
Net cash provided by operating activities increased by $664.1 million for the nine months ended September 30, 2024 as compared to 2023 primarily due to:
•an increase in cash as a result of the $2.1 billion increase in total revenue; offset in part by
•a $758.8 million increase in cash used to purchase USDC in order to facilitate growth in Prime Financing as well as to provide liquidity towards normal business operations;
•a $115.2 million increase in cash used for annual employee performance compensation given our strong financial performance during the prior year;
•a $93.4 million increase in cash used to pay income taxes;
•a $91.6 million increase in marketing program expenses due to higher digital advertising spend; and
•an overall increase in other cash expenses as we continue to grow our business.

Investing activities
Net cash used in investing activities increased by $147.9 million for the nine months ended September 30, 2024 as compared to 2023 due to:
•an increase of $89.2 million in cash used for the origination of fiat loans, net of repayments, reflecting growth in Prime Financing; and
•$34.1 million in cash provided for net sales of crypto assets held for investment for the nine months ended September 30, 2024, as compared to $114.2 million in cash provided for net sales of crypto assets held for the nine months ended September 30, 2023.
Financing activities
Net cash provided by financing activities increased by $2.4 billion for the nine months ended September 30, 2024 as compared to 2023 primarily due to:
•a $1.1 billion increase in cash due to proceeds from the issuance of our 2030 Convertible Notes, net of cash paid for associated capped calls;
•a $798.9 million increase in customer custodial cash attributable to increased Trading Volume; and
•a $114.5 million net increase of recognized fiat collateral pledged by institutional customers related to Prime Financing loans.
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
In addition to the exposures described above, we hold crypto assets for various reasons. As of September 30, 2024, we held the following crypto assets: $1.3 billion held for investment; $252.9 million that were borrowed; $98.3 million held for operations; and none held as collateral.
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
Crypto assets held for investment are primarily held long term, and historically, we have not attempted to reduce our market risk exposure associated with these crypto assets. Crypto asset prices have been volatile, as demonstrated by the one year historical volatility of Bitcoin and Ethereum of approximately 50% implied from the annualized standard deviation of daily price returns observed in the past 24 months. A hypothetical 50% increase or decrease in crypto assets prices as of September 30, 2024 and December 31, 2023 would result in a $630.4 million and $514.0 million impact, respectively, to the value of our Crypto assets held for investment and would have, under ASU 2023-08, been recorded as a gain or loss in our Condensed Consolidated Statements of Operations.
Our market risk exposure on all remaining categories of crypto assets that we hold is limited, either due to their short-term nature or to naturally offsetting positions. Crypto assets held for operations are received as a form of payment and are converted to cash nearly immediately or used timely to fulfill corporate expenses and therefore are subject to limited market risk. A hypothetical 10% increase or decrease in crypto asset prices as of September 30, 2024 and December 31, 2023 applied to the value of our Crypto assets held for operations would not have a material impact on our Condensed Consolidated Financial Statements. Our market risk exposure on Crypto assets borrowed and Crypto assets held as collateral is limited through naturally offsetting positions of the crypto asset borrowings and obligation to return collateral which contain embedded derivatives that are remeasured each reporting period. See —Borrowings and related collateral derivative positions below.
Market Risk of Derivatives
We have exposure to derivatives measured and recorded at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility.

Strategic derivative positions
In certain market conditions, we may opportunistically employ derivative strategies within a disciplined risk management framework to attempt to hedge our exposure to foreign currency or crypto assets held for investment. We did not have any such positions as of September 30, 2024 or December 31, 2023.
Our remaining derivative positions, including all of those held during the periods presented, arise from our operations and reflect a strategy of largely mitigating these remaining exposures through naturally offsetting positions, regardless of whether hedge accounting is achieved. See below for a discussion of these derivatives.
Borrowings and related collateral derivative positions
Our market risk exposure on derivative crypto asset borrowings and obligations to return crypto asset collateral (when combined with their host contracts, “Gross Financing Derivatives”) is naturally offset, at least in part, by the associated non-derivative crypto assets borrowed, crypto assets held as collateral, and crypto asset loan receivables originated with borrowed assets, all of which are recorded and held at fair value. The following table summarizes our Gross Financing Derivatives and net exposures after considering the naturally offsetting non-derivative positions, related to our crypto asset borrowings and associated collateral (“Net Financing Positions”) (in thousands):

	September 30, 2024	December 31, 2023
Gross Financing Derivatives	$265,259	$62,980
Net Financing Positions	$—	$73
The following table presents the impact of changes in fair value of the derivatives noted above when considered gross and net of the naturally offsetting non-derivative positions in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gains (losses) on Gross Financing Derivatives(1)	$25,378	$(325)	$(56,529)	$6,677
(Losses) gains on Net Financing Positions(2)	$—	$(325)	$—	$6,677
__________________
(1)Gains and losses on derivatives are recorded in our Condensed Consolidated Statements of Operations in the locations shown in Note 12. Derivatives of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)As of January 1, 2024, the date of our adoption of ASU 2023-08, net gains and losses after considering the associated naturally offsetting non-derivative positions are recorded in Transaction expense in the Condensed Consolidated Statements of Operations. Prior to adoption of ASU 2023-08, net gains and losses after considering the naturally offsetting non-derivative positions were recorded in Other operating (income) expense, net in the Condensed Consolidated Statements of Operations.
As of September 30, 2024 and December 31, 2023, a hypothetical 50% increase or decrease in the fair value of these derivative positions, after considering the associated naturally offsetting positions, would not have a material impact on our Condensed Consolidated Financial Statements. This hypothetical 50% is calculated as discussed above under Market Risk of Crypto Assets, as the fair value of these derivatives is also derived primarily from the volatility of Bitcoin and Ethereum over a similar period.

Other derivative positions
Our market risk exposure to derivatives arising from accounts receivable and payable denominated in crypto assets (when combined with their host contracts, “Other Derivatives”) represents unmitigated exposure. However, these assets and liabilities are short-term in nature. The following table summarizes these Other Derivatives exposures, on a gross basis, as the receivables and payables may be unrelated (in thousands):

	September 30, 2024	December 31, 2023
Gross Other Derivatives	$46,523	$65,082
The following table presents the impact of changes in fair value of the derivatives noted above in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gains (losses) on Gross Other Derivatives(1)	$4,712	$12,639	$(9,921)	$13,738
__________________
(1)Gains and losses on derivatives are recorded in our Condensed Consolidated Statements of Operations in the locations shown in Note 12. Derivatives of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of September 30, 2024 and December 31, 2023, a hypothetical 10% increase or decrease in the fair value of these Other Derivatives positions would not have a material impact on our Condensed Consolidated Financial Statements.
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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
While we support a diverse portfolio of crypto assets for trading, staking and custody, our net revenue is concentrated in a limited number of areas, such as transactions in Bitcoin and Ethereum for transaction revenue and stablecoin revenue in connection with USDC for subscription and services revenue. Since 2022, we have derived a more meaningful amount of our net revenue from subscription and services revenue, primarily due to stablecoin revenue in connection with USDC, than we have historically. For the nine months ended September 30, 2024 and the year ended December 31, 2023, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the purchase, sale, and trading of Bitcoin and Ethereum; these trading pairs drove approximately 49% and 54% of total Trading Volume on our platform during these periods, respectively. In addition to the factors impacting the broader cryptoeconomy described in this section, our revenue may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
The SEC and its staff have taken the position that a range of crypto assets, products and services fall within the definition of a “security” under the U.S. federal securities laws. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset, product, or service is a security or constitutes a securities offering under federal securities laws is ultimately determined by a federal court. The legal test for determining whether any given crypto asset, product, or service is an investment contract security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. and whether any given crypto asset, product, or service is a note in the 1990 Supreme Court case Reves v. Ernst & Young. The legal tests for determining whether any given crypto asset, product, or service is a security requires a highly complex, fact-driven analysis. Accordingly, whether any given crypto asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed a “security” or “securities offering” under applicable laws. The SEC generally does not provide advance guidance or confirmation on its assessment of the status of any particular crypto asset, product, or service as a security. Furthermore, in our view, statements by the SEC and its staff have appeared contradictory at times. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the approach to enforcement by the SEC and its staff.
The SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019. The SEC has also recently brought enforcement actions and entered into settlements with numerous cryptoeconomy participants alleging that certain digital assets are securities, including the June 2023 SEC Complaint. These statements, framework and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. As noted above, whether any given crypto asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict. Moreover, the SEC and the Commodities Futures Trading Commission (the “CFTC”) and their senior officials have, at times, taken conflicting positions in speeches and enforcement actions as to whether a particular crypto asset is a security or commodity.
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
If an applicable regulatory authority or a court, in either case having final determinative authority on the topic, were to determine that a supported crypto asset, product or service currently offered, sold, or traded on our platform is a security, we would not be able to offer such crypto asset for trading, or product or service on our platform, until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an asset that we currently support for trading on our platform, or product or service that we offer on our platform, constitutes a security may result in us removing that crypto asset from or ceasing to offer that product or service on our platform, and may also result in us determining that it is advisable to remove assets from our platform, or to cease offering products and services on our platform, that have similar characteristics to the asset, product or service that was alleged or determined to be a security. Alternatively, we may determine not to remove a particular crypto asset from Coinbase Spot Market or to continue to offer a product or service on our platform even if the SEC or another regulator alleges that the crypto asset, product or service is a security, pending a final judicial determination as to that crypto asset, product or service’s proper characterization, and the fact that we waited for a final judicial determination would generally not preclude penalties or sanctions against us for our having previously made our platform available for trading that crypto asset or offering that product or service on our platform without registering as a national securities exchange or ATS or registering tokens that we may issue, such as our cbETH and cbBTC tokens or our staking services, with the SEC. As such, we could be subject to judicial or administrative sanctions for failing to offer or sell the crypto asset, product or service in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration, including in connection with the June 2023 SEC Complaint. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported crypto asset on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated on the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported crypto asset other than via our licensed subsidiaries, which could negatively impact our business, operating results, and financial condition. Additionally, the SEC has brought and may in the future bring enforcement actions against other cryptoeconomy participants and their product offerings and services that may cause us to modify or discontinue a product offering or service on our platform. If we were to modify or discontinue any product offering or service or remove any assets from trading on our platform for any reason, our decision may be unpopular with users, may reduce our ability to attract and retain customers (especially if similar products, services or such assets continue to be offered or traded on unregulated exchanges, which includes many of our competitors), and may adversely affect our business, operating results, and financial condition.
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
To mitigate the risks associated with the loss or theft of keys, we utilize both hot wallets and cold wallets in our custodial solutions. We actively manage wallet balances and generally seek to hold no more than 2% of custodied assets in hot wallets at any given time. Cold wallet private key materials are stored and secured at facilities within the United States and Europe. We store the substantial majority of our own crypto asset holdings utilizing the same storage solutions that we provide to our customers. In limited cases, we use storage solutions not offered to our customers to store immaterial amounts of crypto held for corporate purposes outside of our core custodial product offerings. Additionally, our Coinbase Asset Management offering utilizes both Coinbase and third parties as custodians.
At all times, we hold corporate assets in excess of the total amount of assets held in our hot wallets. Similar to most financial institutions, the total customer assets on our platform, such as those assets held in cold storage, are substantially more than our corporate assets and available insurance. While we have for years maintained, and continue to maintain, a commercial crime insurance policy, which has a one-year term without automatic renewals, in the event of a loss from our cold wallets, our assets may be insufficient to cover amounts that exceed our insurance coverage. We may be liable for such uninsured losses where we are required to reimburse customers, and such liability could cause our business, operating results, and financial condition to be adversely impacted.
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
We have experienced periods of significant growth, both in terms of employee headcount and customer growth, as well as the scaling back of our business in response to changing economic conditions. As our business changes, it becomes increasingly complex. To effectively manage and capitalize on our growth periods, we need to manage headcount, capital and processes efficiently while making investments such as expanding our information technology and financial, operating, and administrative systems and controls. Growth and scaling back initiatives could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, managing and retaining a remote and evolving employee base. If we do not adapt or scale to meet these evolving challenges, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws and regulations, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.
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
Certain supported crypto assets enable holders to earn rewards by participating in decentralized governance, bookkeeping and transaction confirmation activities on their underlying blockchain networks, such as through staking activities, including staking through validation, delegating, and baking. We currently provide and expect to continue to provide such services for certain supported crypto assets to our customers in order to enable them to earn rewards based on crypto assets that we hold on their behalf. For instance, as a service to customers, we operate staking nodes on certain blockchain networks utilizing customers’ crypto assets and pass through the rewards received to those customers, less a service fee. In other cases, upon customers’ instructions, we may delegate our customers’ assets to third-

party service providers that are unaffiliated with us. Some networks may further require customer assets to be transferred into smart contracts on the underlying blockchain networks not under our or anyone’s control. If our validator, any third-party service providers, or smart contracts fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, our customers’ assets may be irretrievably lost. In addition, certain blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker, delegator, or baker acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. If we or any of our service providers are slashed by the underlying blockchain network, our customers’ assets may be confiscated, withdrawn, or burnt by the network, resulting in losses for which we may be responsible. Furthermore, certain types of staking require the payment of transaction fees on the underlying blockchain network and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of the network token. If we experience a high volume of such staking requests from our customers on an ongoing basis, we could incur significant costs. Any penalties or slashing events could damage our brand and reputation, cause us to suffer financial losses, discourage existing and future customers from utilizing our products and services, and adversely impact our business.
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
We have a substantial amount of indebtedness and other obligations. As of September 30, 2024, we had approximately $4.28 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $1.74 billion of our Senior Notes, $1.27 billion of our 2026 Convertible Notes and $1.27 billion of our 2030 Convertible Notes.
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
Further, any changes in the tax laws governing our activities may increase our tax expense, the amount of taxes we pay, or both. For example, the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly reformed the U.S. federal tax code, reducing the U.S. federal corporate income tax rate, making sweeping changes to the rules governing international business operations, and imposing new limitations on a number of tax benefits, including deductions for business interest and the use of net operating loss carryforwards. Effective beginning in 2022, the TCJA also eliminated the option to immediately deduct research and development expenditures and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), enacted on August 16, 2022, further amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. In addition, over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. As of September 2024, over 140 countries have approved a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance.
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
•repurchases by us of any of our outstanding shares of Class A common stock, including under the Share Repurchase Program, on unfavorable terms or at all;
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
We cannot guarantee that the Share Repurchase Program will be fully consummated or that such program will enhance the long-term value of our Class A common stock price.
In October 2024, our board of directors authorized and approved the Share Repurchase Program, which provides for the repurchase of up to $1.0 billion of our outstanding Class A common stock without expiration. Repurchases may be made from time to time in the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, or by other methods in accordance with the applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and will be made at our discretion. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our Class A common stock, and the program may be modified, suspended, or discontinued at any time.
The Share Repurchase Program could affect the price of our Class A common stock and increase the volatility thereof. Price volatility may cause the average price at which we repurchase our Class A common stock in a given period to exceed the stock’s price at a given point in time. There can be no assurance that the Share Repurchase Program will have a positive impact on our Class A common stock price or earnings per share. Important factors that could cause us to discontinue or decrease share repurchases under the Share Repurchase Program include, among others: unfavorable market conditions; the market price of our Class A common stock; the nature of other investment or strategic opportunities presented to us from time to time; our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to repurchase shares under the Share Repurchase Program; and the availability of funds necessary to fulfill such repurchases.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended September 30, 2024, two of the Company’s non-employee directors and three of the Company’s officers adopted a Rule 10b5-1 Plan. All such Rule 10b5-1 Plans were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.
On August 25, 2024, Frederick Ernest Ehrsam III, a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “Ehrsam Plan”) providing for the potential sale of up to 866,122 shares of Class A common stock issuable upon the conversion of shares of the Class B common stock owned by The Frederick Ernest Ehrsam III Living Trust, of which Mr. Ehrsam is trustee, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Ehrsam Plan, between an estimated start date of November 25, 2024 and May 27, 2025, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Ehrsam Plan or the occurrence of certain events set forth therein.
On August 8, 2024, Fred Wilson, a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “Wilson Plan”) providing for the potential sale of up to 50,000 shares of Class A common stock owned by The Fred and Joanne Wilson 2012 Delaware Trust, of which Mr. Wilson’s spouse is grantor, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Wilson Plan, between an estimated start date of November 7, 2024 and November 4, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Wilson Plan or the occurrence of certain events set forth therein.
On August 15, 2024, Brian Armstrong, the Company’s Chief Executive Officer and a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “Armstrong Plan”) providing for the potential sale of up to 3,750,000 shares of Class A common stock issuable upon the conversion of shares of the Class B common stock owned by The Brian Armstrong Living Trust, of which Mr. Armstrong is trustee, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Armstrong Plan, between an estimated start date of November 18, 2024 and November 14, 2025, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Armstrong Plan or the occurrence of certain events set forth therein.
On August 28, 2024, Paul Grewal, the Company’s Chief Legal Officer and Secretary, entered into a Rule 10b5-1 Plan (the “Grewal Plan”) providing for the potential sale of up to 151,005 shares of Class A common stock owned by Mr. Grewal, including upon the vesting and settlement of restricted stock units for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock, so long as the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Grewal Plan or, in certain circumstances, at the market price, between an estimated start date of December 2, 2024 and December 2, 2025. The Grewal Plan provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding restricted stock units, net of any shares withheld or mandatorily sold by the Company to satisfy applicable tax obligations. The number of shares to be withheld or mandatorily sold by the Company, and therefore the exact number of shares to be sold pursuant to the Grewal Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be withheld or mandatorily sold by the Company upon future vesting events.
On August 29, 2024, Alesia Haas, the Company’s Chief Financial Officer, entered into a Rule 10b5-1 Plan (the “Haas Plan”) providing for the potential sale of (a) up to 153,896 shares of Class A common stock owned by Ms. Haas and ACB 2021, LLC, of which Ms. Haas is sole member, and (b) the number of shares of Class A common stock necessary to cover the exercise price, taxes, commissions and fees associated with the exercise of stock options owned by Ms. Haas for up to 686,873 shares of Class A common stock and Class B common stock, in each case, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Haas Plan, between an estimated start date of January 2, 2025 and December 31, 2025, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Haas Plan or the occurrence of certain events set forth therein.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted as in iXBRL and contained in Exhibit 101					X
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

COINBASE GLOBAL, INC.

Date: October 30, 2024	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: October 30, 2024	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)