Form 10-K
period 2024-12-31
Coinbase Global, Inc.
filed 2025-02-13
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40289
Coinbase Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	One Madison Avenue Suite 2400 New York, NY	10010	46-4707224
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)[1]	(Zip Code)	(I.R.S. Employer Identification No.)
Not Applicable
(Registrant's telephone number, including area code)1
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00001 par value per share	COIN	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐   No   ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $44.6 billion based on the closing sales price of the registrant’s Class A common stock as reported on Nasdaq Global Select Market on that date.
As of February 6, 2025, the number of shares of the registrant's Class A common stock outstanding was 210,155,374 and the number of shares of the registrant's Class B common stock outstanding was 43,724,093.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

1 We are a remote-first company. Accordingly, we do not maintain a headquarters. We are including this address solely for the purpose of satisfying the Securities and Exchange Commission’s request. Stockholder communications may also be sent to the email address: secretary@coinbase.com.

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
•Miner: Individuals or entities who operate a computer or group of computers that add new transactions to blocks and verify blocks created by other miners. Miners collect transaction fees and are rewarded with new tokens for their services.
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
For additional information regarding our key business metrics, which include Monthly Transacting Users, Assets on Platform, and Trading Volume as well as our use of Adjusted EBITDA, a non-GAAP financial measure, see the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” in Part II, Item 7 of this Annual Report on Form 10-K.
SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy, and plans, market growth, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negative of these terms or other similar expressions.

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our net revenue, operating expenses, and our ability to achieve and maintain future profitability;
•our business plan and our ability to effectively manage any growth;
•anticipated trends, growth rates, and challenges in our business, the cryptoeconomy, the price, and market capitalization of crypto assets and in the markets in which we operate;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
Neither we nor any other person assume responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, restructurings, joint ventures, partnerships, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
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
•Cyberattacks and security breaches of our platform, or those impacting our customers or third parties, could adversely affect our brand, reputation, business, operating results, and financial condition;
•We are subject to an extensive, highly-evolving and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition;
•We operate in a highly competitive industry and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition could be adversely affected if we are unable to compete effectively;
•We compete against a growing number of decentralized and noncustodial platforms and our business, operating results, and financial condition could be adversely affected if we fail to compete effectively;
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
•We are, and may continue to be, subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could adversely affect our business, operating results, and financial condition;
•If we cannot keep pace with rapid industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely affect our business, operating results, and financial condition;
•A particular crypto asset, product or service’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset or product offering, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which could adversely affect our business, operating results, and financial condition;
•We currently rely on third-party service providers for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our customers;
•Loss of a critical banking or insurance relationship could adversely affect our business, operating results, and financial condition;

•Any significant disruption in our products and services, in our information technology systems, or in any of the blockchain networks we support, could result in a loss of customers or funds and adversely affect our brand, reputation, business, operating results, and financial condition;
•Our failure to securely store and manage our and our customers’ fiat currencies and crypto assets could adversely affect our business, operating results, and financial condition; and
•The theft, loss, or destruction of private keys required to access any crypto assets held in custody for our own account or for our customers may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any crypto assets, it could cause regulatory scrutiny, reputational harm, and other losses.

PART I
ITEM 1. BUSINESS
Coinbase Overview
Our mission is to increase economic freedom in the world.
We are working to update the century-old financial system by providing a trusted platform that makes it easy for our customers to engage with crypto assets. We also provide critical infrastructure for the onchain economy and support builders who share our vision of bringing the world onchain. Onchain activities are interactions with the blockchain that take place in a broad category of blockchain-powered technologies, including self-custody wallets, decentralized apps and services, and open community engagement platforms. Together with the crypto community, we advocate for responsible rules to make the benefits of crypto available around the world.
We differentiate ourselves from our competition with:
•Trust: We are deeply invested in building the most secure and compliant platform. We hold customer assets one-to-one at all times. We do not act on customer assets, including staking, lending, rehypothecating, or engaging in fractional reserve banking, without customer consent.
•Ease of use: We strive to build products that are easy to use and that our customers love. We obsess over quality and craft in our products. We strive to make buying, storing, and using crypto easy.
Our Business
We offer products and services to three customer groups:
•Consumers: Retail customers seeking to invest in or trade crypto assets and engage onchain.
•Institutions: Businesses that include market makers, asset managers, hedge funds, banks, wealth platforms, registered investment advisors, payment platforms, and public and private corporations.
•Developers: Entrepreneurs, creators, merchants, crypto asset issuers, organizations and financial institutions, and other groups building decentralized protocols, applications, products, or other services onchain.
Our platform serves as a trusted and compliant on-ramp to the onchain economy and enables our users to engage in a wide variety of activities with their crypto assets in both our own proprietary and third-party product experiences enabled by access to decentralized applications. Our business consists of products that we monetize through transaction fees, such as our consumer trading product suite, as well as subscription products and services, such as our stablecoin products. We describe these products below. Throughout this Annual Report on Form 10-K, we will refer to our full suite of products and offerings as our platform or platforms.
Transaction products
Consumer trading
Our platform is designed to serve a wide variety of consumers, whether they are buying their first crypto asset or are advanced traders. We offer two trading experiences:
•Simple trade: Our simple trading experience offers customers the ability to buy, sell, and convert crypto assets using the basic interface of our platform, and includes value-added services such as fixed price quotes and recurring trades. Simple trading focuses on consumers of all experience levels who are prioritizing ease of use.
•Advanced trade: Our advanced trading experience offers traders access to spot and derivatives order books, real-time market information through interactive charts, a live trade history on the advanced trade view, and other trading tools. Advanced trading focuses on sophisticated traders who are prioritizing a robust set of features to meet their more complex needs and higher volume.
We generate fees from consumers trading on our platform, including through volume-based transaction fees and a spread depending on the type of trade. Simple trading and advanced trading fees differ due to both the typical nature of the transactions and unique benefits of each offering. Generally, simple trading fees are higher than those on advanced trading because advanced traders typically trade at higher volumes than simple traders.
Prime Trading
Coinbase Prime is our full-service prime brokerage platform, where our institutional customers can access deep pools of liquidity across a network of trading venues. We offer volume-based pricing and charge a transaction fee for executed trades.
Markets
We provide market infrastructure in the form of trading venues for customers to trade spot and derivatives. We currently provide access to three trading venues: the Coinbase Exchange, the Coinbase International Exchange, and the Coinbase Derivatives Exchange. These markets generate revenue by charging a transaction fee for executed trades.
Base Protocol
Base is an L2 Ethereum blockchain offering fast, cheap, global onchain transactions. In 2024, Base reduced median transaction fees by more than 90% to enable sub-one cent median transactions. Base’s goal is to bring one million developers and one billion users onchain to build a global economy. Base aspires to be the best place to build applications, create content, and earn money onchain. Coinbase generates revenue from sequencer fees paid each time a transaction is processed on the Base blockchain.
Coinbase Wallet
Coinbase Wallet is a self-custodial wallet software product, which we offer globally. Coinbase Wallet enables users to engage and transact with the full universe of Dapps and actively engage in the onchain economy without the need for a centralized intermediary. Customers can also link their Coinbase account to their Coinbase Wallet to more easily transfer assets between the two. In 2024, Coinbase launched “smart wallet,” which is an improved self-custody technology that enables instant onboarding with no separate app or extension, and no need to memorize a seed phrase. Coinbase Wallet now includes smart wallet compatibility. A benefit of Coinbase Wallet is that consumers have sole control over their private keys and/or seed phrase, which are stored directly on their mobile devices or personal storage accounts and not with a centralized entity. Because the private key is unilaterally controlled by the user, Coinbase is unable to assist in recovery in the event a user loses their key or seed phrase.

Subscription products and other services
Stablecoins
Stablecoins play a key role in updating the financial system and advancing economic freedom by combining the benefits of crypto rails, which are global, cheap, and fast, with an asset that is stable relative to fiat currencies. We offer a variety of stablecoins denominated in multiple fiat currencies on our platform, and we continue to explore partnerships with a number of stablecoin issuers to expand our offerings.
In 2018, we partnered with Circle Internet Financial, LLC (“Circle”) to launch USDC, with the goal of driving global, mainstream adoption of stablecoins. Circle and its affiliate, Circle Internet Financial Europe SAS, are the issuers of USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars, and Circle Internet Financial Europe SAS is the issuer of EURC, a stablecoin redeemable on a one-to-one basis for Euros. In August 2023, we entered into an updated arrangement with Circle to (i) support USDC; (ii) help drive long-term success of the stablecoin ecosystem; and (iii) share in the economics of the reserves backing stablecoins in circulation both on and off our platform (the “Circle Agreement”). Pursuant to the Circle Agreement, Circle pays us for our role in the growth of USDC: the greater the proportion of USDC in circulation generally and on our platform, the greater our revenue generated under the Circle Agreement. The Circle Agreement has an initial three-year term. Upon completion of the initial term, we and Circle will discuss in good faith whether any modifications to the Circle Agreement are warranted. If such modifications are not agreed upon, the Circle Agreement will automatically renew for additional three-year terms unless we or Circle fail to meet ongoing obligations under the Circle Agreement.
We and Circle may, from time to time, enter into arrangements with third parties approved by both us and Circle (such third parties, “approved participants”) that provide for fees to be paid to such approved participants to increase the circulation of stablecoins subject to the Circle Agreement. In anticipation of such arrangements, in November 2024, we and Circle entered into a supplement to the Circle Agreement, pursuant to which we and Circle will agree upon the fees that such third parties are eligible to receive and the undertakings to be required of them upon becoming an approved participant. We have filed a copy of the Circle Agreement and its 2024 supplement as exhibits to this Annual Report on Form 10-K in order to provide investors with additional information about this partnership.
Historically, we have observed that customers holding USDC on our platform are more likely to use other products such as trading. Therefore, where permitted, we pay rewards to both consumer and institutional customers who hold USDC to incentivize on-platform balances and deeper engagement with our product suite. In 2024, we began paying rewards onchain to customers holding USDC balances in Coinbase Wallet.
Staking
Staking is one of our most popular services. Certain blockchain protocols, such as Ethereum and Solana, rely on staking to validate blockchain transactions, an essential operation to these protocols’ operations and an alternative consensus mechanism to mining. Network participants can designate a certain amount of their crypto assets on the network to validate transactions and earn rewards. Today, many users choose to outsource the technical processes involved in staking by staking through a service provider.
We provide an onchain staking service, which allows our customers to stake their assets with a few clicks. Our customers maintain full ownership of their crypto assets while earning staking rewards. Customers who stake their assets receive compensation, paid out by applicable blockchain protocols, in the form of the network’s crypto asset. The rewards rates, expressed as an annual percentage yield, vary by asset. In return for the services we provide, we earn a fixed percentage commission on all staking rewards received.
Because staking rewards depend on the relevant protocol and network conditions, the estimated rewards rate for each asset made available for staking is displayed on our website and through our platform, and is calculated by periodically consulting onchain data to determine the total amount. We only facilitate staking of a consumer’s crypto assets in response to a direct instruction from that consumer, and the staked crypto assets remain the property of the consumer and in our custody while staked. According to certain protocol rules, staked crypto assets cannot be sold or transferred while they remain staked, and we do not use or allocate consumers’ staked crypto assets for any other purpose.
Subject to jurisdiction, we support eight staking assets through our platform for consumers as of December 31, 2024: Cardano (ADA), Avalanche (AVAX), Cosmos (ATOM), Polkadot (DOT), Ethereum (ETH), MATIC (POL), Solana (SOL), and Tezos (XTZ). As of December 31, 2024, approximately $15.2 billion worth of these assets were held on behalf of individual consumers staked through our platform, as adjusted to USD.
For our institutional customers, our staking process varies by customer. In addition to operating our own validator nodes to provide staking services, we utilize third-party service providers to operate validator nodes on our customers’ behalf. Institutional customers receive rewards directly from the protocol as we do not stake on behalf of these customers. The fees we charge to institutional customers depend on the customer agreement and the selected service. As of December 31, 2024, over $8.1 billion worth of assets were staked by institutional customers through Coinbase Prime, as adjusted to USD.
We also operate a cbETH token wrapping service. cbETH is an Ethereum-based “wrapped staking token” that represents ownership of ETH staked through our platform. Eligible customers can obtain cbETH tokens by wrapping their staked ETH or by purchasing cbETH tokens on our exchange or on third-party exchanges. A cbETH holder can sell or transfer their cbETH within the Coinbase app or send cbETH to a self-custody wallet or to other addresses on the Ethereum blockchain. Selling or otherwise transferring cbETH automatically transfers ownership of the underlying staked ETH, along with any rewards earned.
There are risks associated with our staking services, which are described in the risk factor in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K: “We may suffer losses due to staking, delegating, and other related services provided to our customers.”
Custody
We offer an institutional-grade custody platform with a highly secure cold storage solution both within the United States and globally. We charge institutions a separate fee based on the total assets stored in custody on our platform. For example, we serve as a custodian for several Bitcoin and Ethereum ETF issuers. In 2024, the Securities and Exchange Commission (the “SEC”) approved 11 spot Bitcoin ETF applications, nine of which partner with Coinbase, and nine Ethereum ETF applications, eight of which partner with Coinbase. We do not charge our consumers a separate fee to safely store their crypto assets on our platform. We discuss our custodial practices for both institutions and consumers in further detail below.
Coinbase One
Coinbase One is a consumer subscription product for which consumers pay a monthly or annual fee to unlock a variety of benefits, including limited reduced transaction fee trading, higher staking and USDC rewards than non-Coinbase One subscribers, priority customer service support, and offers from third-party partners. In 2024, we launched an additional subscription tier, Coinbase One Premium, offering consumers enhanced benefits, including unlimited zero trading fees on simple trading and concierge support for a higher subscription fee.

Institutional financing
Financing is an increasingly important offering to our institutional customers. We offer integrated financing products and services to institutional customers that meet our credit criteria to access liquidity for their hedging, trading, and working capital needs.
Our lending product set includes tools to allow clients to trade in real time, products that enable leverage and short access across our Prime and Markets offerings, and structured loans supporting client working capital and other needs.
In addition to lending, we borrow fiat and crypto assets, including USDC, from third parties, including eligible institutional customers, to facilitate our financing products. We also offer a managed lending product for eligible institutional customers under our Agency Lending offering.
The terms of our lending and borrowing arrangements may vary modestly from customer to customer. For additional information, see Note 4. Collateralized Arrangements and Financing, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and Risk Factors—We provide secured loans to our customers, which exposes us to credit risks and may cause us to incur financial or reputational harm included in Part I, Item 1A of this Annual Report on Form 10-K.
Coinbase developer platform
Our developer platform combines a suite of developer tools to enable crypto developers to build in the onchain ecosystem. We offer APIs to simplify a variety of key activities, including crypto payments and trading, data access, staking, and more. Coinbase Developer Platform enables developers to build crypto into their products faster and to simplify how they interact with blockchains.
Trusted crypto platform
Coinbase is the most trusted crypto platform.
We place great importance on securely storing crypto assets, and we have policies and procedures to help ensure the proper storing of the crypto assets we hold on behalf of our customers and for our own investment and operating purposes. When customers use our platform, their assets remain their assets. We store crypto assets using proprietary technology and operational processes. Crypto assets are not insured or guaranteed by any government or government agency; however, we have worked hard to securely store our customers’ crypto assets and our own crypto assets for investment and operational purposes with legal and operational protections.
Further, we appropriately ledger, properly segregate, and maintain separate accounts for our corporate crypto assets and customers’ crypto assets. Additionally, with respect to Coinbase entities that provide cold storage custody services, such as Coinbase Custody Trust Company, LLC (“CCTC”) and Coinbase Custody International Limited, crypto assets are held separately in dedicated addresses and ledgered using a proprietary combination of hardware security modules. For Coinbase entities that provide crypto trading services, such as Coinbase, Inc., crypto assets are held in an omnibus manner on the blockchain and separately recorded using a ledger system. Additionally, as a U.S. public company, we are required to undergo annual audits and quarterly reviews, which, among other things, require that our independent registered public accounting firm reviews and audits our internal controls and reconciliation processes. Moreover, our various user, custody, and client agreements outline the applicability of Uniform Commercial Code (“UCC”) Article 8 to custodied crypto assets. UCC Article 8 provides that financial assets held by Coinbase for its customers are not property of Coinbase and not subject to claims of our general creditors.
New customers must meet some minimum criteria to engage on our platforms. When signing up for an account on our platform, among other requirements, consumer, and institutional customers must certify that they are at least eighteen (18) years of age (if a natural person), agree to a user agreement and privacy policy, and satisfy the requirements of our robust know-your-customer (“KYC”) program.
Our products, services and educational offerings incorporate a holistic, customer-centric set of digital engagement practices, including educational content and notifications, which are designed, in part, to promote financial literacy and awareness and to provide customers with guidance and information to help them make better informed decisions about their crypto activity. Examples of these offerings include, among others: (i) educational materials, including but not limited to an online collection of how-to guides and tutorials, a crypto developments newsletter, Coinbase Bytes, and our learning rewards program, a video content-driven educational platform available on our Coinbase app and our website, through which customers can earn small rewards, paid out in cryptocurrency, upon successful completion of a video and a short quiz on a range of topics related to the cryptoeconomy, (ii) in-app engagement, including features designed to enable consumers to start small and build crypto asset holdings with confidence over time, including through rewards to customers in connection with the completion of certain milestones, (iii) sweepstakes, and (iv) differentiated marketing, including paid digital and social media marketing campaigns, as well as email campaigns, search engage optimization, in-app banners, push and pop-up notifications, paid search marketing, and affiliate marketing.
For additional information, see Risk Factors—Laws and regulations regarding conflicts of interest associated with the use of predictive data analytics, digital engagement practices, and similar technologies, if adopted and found to be applicable to our business, may require us to modify, limit, or discontinue our use of certain technologies and features contained within our products and services and may impact the way that we interact with existing and prospective customers, which could adversely affect our business, operating results, and financial condition included in Part I, Item 1A of this Annual Report on Form 10-K.

Custodial practices
We utilize both hot wallets and cold wallets in our custodial solutions. We actively manage wallet balances and generally seek to hold no more than 2% of custodied assets in hot wallets at any given time. Cold wallet private key materials are stored and secured at facilities within the United States and internationally. We store the substantial majority of our own crypto asset holdings utilizing the same storage solutions that we provide to our customers. In limited cases, we use storage solutions not offered to our customers to store immaterial amounts of crypto held for corporate purposes outside of our core custodial product offerings. Additionally, our Coinbase Asset Management offering utilizes both Coinbase and third parties as custodians.
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
We perform internal audits of the private key management process and reconciliations between Coinbase wallets and third-party blockchain data. Coinbase, Inc. and CCTC, the two subsidiaries that custody the majority of crypto assets on platform, are also periodically examined by a variety of regulators, including the New York State Department of Financial Services (“NYDFS”) and various states in which such entities hold money transmission licenses. In the event of an insurable loss of assets for which we file a claim, we may be expected to allow our insurance providers to inspect custodied assets in the course of their investigation of such claim.
We do not use third-party sub-custodians, where one custodian holds assets on behalf of another custodian, in connection with the storage of digital assets. In accordance with applicable state money transmitter laws, we hold U.S. customers’ cash at FDIC-insured depository institutions, NCUSIF-insured credit unions, and in money market funds in accounts explicitly named to further demonstrate that we are holding the funds as custodian. We believe the terms of the relevant account agreements to be comparable to those offered to similar companies.
Other policies and procedures
We also have policies in place to help us govern accounting controls, including customer account initiations and reconciliations, and to help prevent improper self-dealing and other conflicts of interest between us and our customers on our platform. When we make investments in crypto assets, we execute investment trades away from our platform to avoid any conflict of interest with our customers. Additionally, Coinbase is committed to providing a fair, transparent, and equitable experience across our suite of trading products. Crypto assets and use cases are rapidly expanding and Coinbase seeks to offer our customers access to all assets and use cases where it is safe and legal to do so. For example, we take a number of steps to mitigate conflicts in our digital asset listing process. We have a digital asset support group that is composed of senior leaders from our product, legal, compliance, and finance departments. The digital asset support group reviews the relevant aspects of any asset escalated to it in connection with a listing on our platform in accordance with our digital asset support policies and procedures that are designed to mitigate conflicts. Only the digital asset support group decides which of these escalated assets we can and cannot list on our platform, and it does not coordinate such decisions with anyone outside of the committee. We also have policies and procedures that require committee members to recuse themselves from asset listing decisions where a committee member may have a conflict of interest. We have seen an increase in the rate of assets created and increased demand for listings, and we continue to evaluate our processes to meet this increased demand.
Further, we carefully handle and keep customer data confidential through security and encryption as well as policies, training, and monitoring. Moreover, we invest heavily in compliance tools. For example, in addition to robust KYC and anti-money laundering programs, we employ an industry leading third-party trade surveillance software platform that helps us monitor and detect problematic trading activities on our platform, as further discussed below. We have also invested in a range of technologies that are designed to help identify and prevent harmful activity on our platform, including fraud or account takeovers.
As we maintain, grow, and expand our product and services offerings we also must scale and strengthen our internal controls and processes, and monitor our third-party partners’ and vendors’ ability to similarly scale and strengthen in order for us to remain an industry leader and a trusted platform. Additionally, we have procedures to process redemptions and withdrawals expeditiously, subject to the terms of applicable user agreements. For additional information, see Risk Factors—Our failure to securely store and manage our and our customers’ fiat currencies and crypto assets could adversely impact our business, operating results, and financial condition and Risk Factors—Depositing and withdrawing crypto assets into and from our platforms involve risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely impact our business, operating results, and financial condition included in Part I, Item 1A of this Annual Report on Form 10-K.
Competition
The crypto industry is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and is subject to uncertain and evolving industry and regulatory requirements. We face significant competition from a variety of companies around the world – ranging from crypto-native companies, including decentralized exchanges, to large traditional financial services incumbents and financial technology providers.
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
•decentralized and non-custodial platforms; and
•stablecoins, other than USDC, and fiat currencies globally.
The competitive landscape varies significantly by geography, and many offerings are global in nature. The traditional financial services and financial technology companies we compete against are largely U.S. and European based and operate under the same evolving regulatory landscape that we do. However, we also face competition from companies, in particular those located outside the United States, who are subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, while also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions. As regulations and compliance requirements in the United States become clearer, we may face increased competition from U.S.-based companies.
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
We work incredibly hard in pursuit of ambitious goals. We signal who will thrive at Coinbase by being transparent about our culture on our website. Our culture has and will continue to evolve but, at our core, we prioritize the following tenets:
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
We continuously improve our people programs and practices. We regularly monitor engagement through semi-annual pulse surveys to continuously optimize our culture, employee engagement, risk management, and productivity. We invest in these surveys and associated action planning at the executive level, as we believe our people and culture are key drivers of business success.
As of December 31, 2024, we had 3,772 employees.
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
Globally, we are subject to strict legal and regulatory requirements relating to the detection and prevention of terrorist financing, money laundering, fraud, tax evasion, and other illicit activity, the regulation of competition, economic, and trade sanctions, privacy, cybersecurity, information security, and data protection. These descriptions are not exhaustive, and these laws, regulations, and rules (and the interpretations thereof) frequently change and are increasing in number.
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
Anti-money laundering and counter-terrorist financing
We are subject to various anti-money laundering and counter-terrorist financing laws, including the Bank Secrecy Act (the “BSA”) in the United States, and similar laws and regulations abroad. In the United States, as a money services business registered with the Financial Crimes Enforcement Network (“FinCEN”), we are required under the BSA to among other things, develop, implement, and maintain a risk-based anti-money laundering program, provide an anti-money laundering-related training program, report suspicious activities and transactions to FinCEN, comply with certain reporting and recordkeeping requirements, and collect and maintain information about our customers. In addition, the BSA requires us to comply with certain customer due diligence requirements as part of our anti-money laundering obligations, including developing risk-based policies, procedures, and internal controls reasonably designed to verify a customer’s identity. Many states and other countries impose similar and, in some cases, more stringent requirements related to anti-money laundering and counter-terrorist financing. Our compliance program is designed to prevent and detect instances of money laundering, terrorist financing, and other illicit activity on our platform. It is also designed to prohibit the use of Coinbase in sanctioned jurisdictions, or by sanctioned persons or entities, as determined by the Office of Foreign Assets Control (“OFAC”), and equivalent foreign authorities. It includes policies, procedures, reporting protocols, and internal controls, and is designed to address legal and regulatory requirements as well as to assist us in managing risks associated with money laundering and terrorist financing. As part of our compliance program, we limit the use of our products and services to jurisdictions where we are legally able to offer our products and services, and customers can only use our products and services in the specific jurisdictions we have approved. We enforce such geographic restrictions though various onboarding and login controls to limit a customer from accessing products or services outside of their jurisdiction-based permissions. Additionally, we have a robust KYC program, which is a central part of our anti-money laundering program. Our KYC program is governed by our Global KYC Policy that covers customer onboarding, and includes customer due diligence; calculation and assessment of customer risk rating; application of enhanced due diligence on high risk customers; and screening customers against global sanctions lists. Following the customer onboarding process, we perform ongoing monitoring of customers and transaction activity to ensure that potentially suspicious activity is appropriately detected, and when appropriate, reported. Anti-money laundering regulations are constantly evolving and vary from jurisdiction-to-jurisdiction. We continuously monitor our compliance with anti-money laundering and counter-terrorist financing regulations and industry standards and implement policies, procedures, and controls in light of the most current legal requirements.
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
Money transmission, stored value, and virtual currency business activity
In the United States, we have obtained licenses to operate as a money transmitter or the equivalent in the states where such licenses or equivalent are required to conduct our business, as well as in the District of Columbia and Puerto Rico. In addition, we have obtained a BitLicense from NYDFS and a Virtual Currency Business License from Louisiana. As a licensed money transmitter and an entity subject to the BitLicense regulatory regime, we are subject to, among other things, the BSA, restrictions, and requirements with respect to the investment of customer funds and use and safeguarding of customer funds and crypto assets, and bonding, minimum capital and net worth requirements, prudential compliance obligations associated with customer notice and disclosure, reporting and recordkeeping requirements applicable to the company, as well as requirements relating to the screening of control persons and inspection and examination by state regulatory agencies. These state licensing laws also cover matters such as regulatory approval of controlling stockholders, directors, and senior management of the licensed entity.
Outside the United States, we have obtained licenses to provide crypto-asset custody and trading from the German Federal Financial Supervisory Authority (BaFin). In Singapore, we hold a major payment institution license issued by the Monetary Authority of Singapore. In Australia, we are registered as a digital currency exchange provider with the Australian Transaction Reports and Analysis Centre. We are also registered as a Money Services Business with the Financial Transactions and Reports Analysis Centre of Canada, and we have registered as a Restricted Dealer by the Canadian Securities Administrators, with the Ontario Securities Commission as its Principal Regulator. In Bermuda, we have obtained a ‘Class ‘F’ (Full) Digital Asset Business License from the BMA enabling us to service consumer trading in numerous approved jurisdictions. In addition, we have obtained Virtual Asset Service Provider registrations in Argentina, Ireland, Spain, France, Italy, the Netherlands, and the United Kingdom through which we offer crypto custody and trading services in these countries. Under these licenses and registrations, we are subject to a broad range of rules and regulations including in respect of anti-money laundering, safeguarding of customer assets and funds, regulatory capital requirements, fit and proper management, operational controls, corporate governance, customer disclosures, reporting, and record keeping.
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
New York State trust company
Our subsidiary, CCTC, operates as a New York State-chartered limited purpose trust company, which is subject to regulation, examination, and supervision by the NYDFS. NYDFS regulations impose various compliance requirements including, without limitation, operational limitations related to the nature of crypto assets we can hold under custody, capital requirements, BSA and anti-money laundering program requirements, affiliate transaction limitations, and notice and reporting requirements.
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
Securities
In recent years, the SEC and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws, and in the case of the SEC, has made public statements on this topic – however, these statements are not binding or definitive guidance. A number of enforcement actions and regulatory proceedings have since been initiated against digital assets and digital asset products, as well as against trading platforms that support digital assets. The SEC has characterized a number of crypto assets, products, and services as securities in these regulatory proceedings and enforcement actions, including an enforcement action brought against us. The SEC has stated more recently that a crypto asset itself is not a security, but there is uncertainty and inconsistency in the courts that have grappled with the issue of whether or how certain crypto asset transactions could be deemed securities. Several foreign governments have also issued similar warnings cautioning that digital assets may be deemed to be securities or other similarly regulated financial instruments under the laws of their jurisdictions.
We have established policies and practices to evaluate each crypto asset we consider for listing, delisting, or for custody. We also evaluate all other products and services prior to launch under U.S. federal and applicable international securities laws.
Commodities and derivatives
The Commodity Futures Trading Commission (“CFTC”) has stated, and CFTC enforcement actions have confirmed, that at least some crypto assets, including Bitcoin and Ethereum, fall within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936 (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot commodity markets, including the spot crypto markets. We are subject to such authority with respect to improper trading on our platform. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products, and certain retail leveraged commodity transactions involving crypto assets, including the markets on which these products trade. Separately, security-based swaps are subject to SEC regulation and oversight. In general, we seek to ensure that crypto asset transactions on our crypto asset trading platform do not constitute futures, swaps, security-based swaps, other derivative products, or retail leveraged commodity transactions. In August 2023, our subsidiary, Coinbase Financial Markets, Inc. secured regulatory approval from the National Futures Association to operate as a futures commission merchant (“FCM”), in September 2023, Coinbase International Exchange secured regulatory approval from the BMA to enable perpetual futures for eligible non-U.S. customers, and in February 2022, we acquired LMX Labs, LLC, a designated contract market (“DCM”) regulated by the CFTC which now operates as the Coinbase Derivatives Exchange, in connection with our acquisition of FairXchange, Inc. FCMs and DCMs are subject to the rules of the National Futures Association as well as numerous regulatory requirements, including strict capital requirements.
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
Consumer protection
The Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), and other U.S. federal, state, and local and foreign regulatory agencies regulate financial products, including money transfer services related to remittance or peer-to-peer transfers. These agencies, as well as certain other governmental bodies, including state attorneys general, have broad consumer protection mandates and discretion in enforcing consumer protection laws, including matters related to unfair or deceptive, and, in the case of the CFPB, abusive acts or practices (“UDAAPs”), and they promulgate, interpret, and enforce rules and regulations that affect our business. The CFPB has enforcement authority to prevent an entity that offers or provides consumer financial services or products in the United States from committing or engaging in UDAAPs or violating other federal consumer financial laws, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings. Market disruptions have led to certain attempts by consumer protection focused agencies, including the CFPB, to directly regulate the crypto industry. New laws or regulations, or changes in enforcement of existing laws or regulations could require us to change certain business practices related to consumer disclosures, marketing and operational features related to payments and remittance regulations and other laws that may impact our business.
Escheatment and unclaimed property regulations
We are subject to unclaimed property laws in the United States and in certain other jurisdictions where we operate. These laws may require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, including airdropped tokens and forked crypto assets. These laws may also require us to liquidate that property prior to turning it over. We hold property subject to unclaimed property laws; however, there is significant regulatory uncertainty with how certain states and foreign jurisdictions treat crypto assets under unclaimed property rules.
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

Association and network rules
The bylaws and agreements between clearing house participants and bankcard companies impose specific responsibilities and liabilities for issuers of debit cards. We, as well as the bank that issues our Coinbase Card, are required to comply with the appropriate National Automated Clearing House Association (“NACHA”), bylaws, operating rules, and agreements, as well as card network rules and guidelines. Additional new products and services that we offer may also impose additional obligations on us to comply with NACHA and card network obligations related to preventing fraud, money laundering, and IT security breaches.
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
Corporate Information
We were initially incorporated in May 2012 as Coinbase, Inc., a Delaware corporation. In January 2014, Coinbase Global, Inc. was incorporated as a Delaware corporation to act as the holding company of Coinbase, Inc. and our other subsidiaries. In April 2014, we completed a corporate reorganization whereby Coinbase, Inc. became a wholly-owned subsidiary of Coinbase Global, Inc. Coinbase Global, Inc.’s principal assets are its interests in the equity of Coinbase, Inc. In addition to Coinbase, Inc., Coinbase Global, Inc. is the parent company of a number of other operating subsidiaries. We are a remote-first company, meaning the majority of our employees work remotely. Due to this, we do not maintain a headquarters.
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
We use our Investor Relations website (investor.coinbase.com), our blog (blog.coinbase.com), press releases, public conference calls and webcasts, our X feed (@coinbase), Brian Armstrong’s X feed (@brian_armstrong), our LinkedIn page, and our YouTube channel as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. The contents of the websites referred to above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to websites are intended to be inactive textual references only.
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
Due to the highly volatile nature of the cryptoeconomy and the prices of crypto assets, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptoeconomy. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:
•crypto asset trading activity, including trading volume and the prevailing trading prices for crypto assets, which can be highly volatile;
•our ability to attract, maintain, grow, and engage our customer and developer base;
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
•macroeconomic conditions, including interest rates, inflation, and instability in the global banking system;
•adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceedings, and enforcement-related costs;
•the development and introduction of existing and new products and services by us or our competitors;
•the amount and timing of our operating expenses related to the maintenance and expansion of our business and operations, including investments we make in the development of products and services, as well as technology offered to our developers, international expansion, and sales and marketing;
•system failures, outages or interruptions, including with respect to our platform and third-party crypto networks;

•our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyberattacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches and losses;
•breaches of security or privacy;
•inaccessibility of our platform due to our or third-party actions;
•our ability to attract and retain talent; and
•our ability to compete with our competitors.
As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. In particular, our subscription and services revenue has grown over time, with stablecoin revenue received in connection with USDC becoming a more meaningful revenue contributor. Therefore, our operating results could fluctuate significantly as a result of changes in the demand for our subscription and service offerings, in the demand for USDC, in the balance of USDC on our platform, in interest rates, and to our ongoing relationships with third parties, such as Circle.
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
We generate a large portion of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction. For our consumer trading product, we also charge a spread to ensure that we are able to settle purchases and sales at the prices we quote to customers. We also generate a large portion of total revenue from our subscription and services, and such revenue has grown over time, primarily due to growth in stablecoin revenue in connection with USDC. Declines in the volume of crypto asset transactions, the price of crypto assets, or market liquidity for crypto assets generally may result in lower total revenue to us.
The price of crypto assets and associated demand for buying, selling, and trading crypto assets have historically been subject to significant volatility. If the price and transaction volume of crypto assets decline in the future, our ability to generate revenue may suffer and customer demand for our products and services may decline, which could adversely affect our business, operating results and financial condition and cause the price of our Class A common stock to decline. The price and transaction volume of any crypto asset is subject to significant uncertainty and volatility, depending on a number of factors, including:
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
•increased competition from other payment services or other crypto assets that may exhibit better speed, security, scalability, or other characteristics;
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
•legal and regulatory changes affecting the operations of miners and validators of blockchain networks, including limitations, and prohibitions on mining activities, or new legislative or regulatory requirements as a result of growing environmental concerns around the use of energy in Bitcoin and other proof-of-work mining activities;
•ongoing technological viability and security of crypto assets and their associated smart contracts, applications and networks, including vulnerabilities against hacks and scalability;
•speed and fees associated with processing crypto asset transactions, including on the underlying blockchain networks and on crypto platforms;
•financial strength of market participants;
•the availability and cost of funding and capital;
•the liquidity and credit risk of other crypto platforms and other participants of the cryptoeconomy;
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
While we support a diverse portfolio of crypto assets for trading, staking and custody, our net revenue is concentrated in a limited number of areas, such as transactions in Bitcoin and Ethereum for transaction revenue and stablecoin revenue in connection with USDC for subscription and services revenue. For the years ended December 31, 2024 and 2023, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the trading of Bitcoin and Ethereum; these trading pairs drove approximately 44% and 54% of total Trading Volume on our platform during these periods, respectively. In addition to the factors impacting the broader cryptoeconomy described in this section, our revenue may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
•the reduction in blockchain transaction fees of Bitcoin, including block reward halving events, which are events that occur after a specific period of time and reduce the block reward earned by miners;
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
•the ability to attract and retain customers and developers to use Bitcoin and Ethereum for payment, store of value, unit of accounting, and other intended uses and the absence of another supported crypto asset to attract and retain developers and customers for the same;
•transaction congestion and fees associated with processing transactions on the Bitcoin and Ethereum networks and the absence of another supported crypto asset to replace these transactions;
•the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed Bitcoin, or the transfer of Satoshi’s Bitcoins;
•negative perception of Bitcoin or Ethereum;

•developments in mathematics and technology, including in digital computing, algebraic geometry, and quantum computing that could result in the cryptography being used by Bitcoin and Ethereum becoming insecure or ineffective;
•adverse legal proceedings or regulatory enforcement actions, judgments, or settlements impacting cryptoeconomy participants;
•regulatory, legislative or other compulsory or informal restrictions or limitations on Bitcoin or Ethereum lending, mining or staking activities;
•liquidity and credit risk issues experienced by other crypto platforms and other participants of the cryptoeconomy; and
•laws and regulations affecting the Bitcoin and Ethereum networks or access to these networks, including a determination that either Bitcoin or Ethereum constitutes a controlled or otherwise regulated financial instrument under the laws of any jurisdiction.
Our subscription and services revenue has grown over time to represent a more meaningful amount of our revenue, primarily due to growth in stablecoin revenue received in connection with USDC. Such revenue depends on a variety of factors, including demand for our subscription and services offerings, demand for USDC, the overall USDC market capitalization, the balance of USDC on our platform, interest rates, and ongoing relationships with third parties, such as Circle. If such factors are negatively impacted, our business, operating results, and financial condition could be adversely affected.
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
We have in the past, and may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties in connection with the development, operation, and enhancement of our platform and products and the provision of our services. For example, Circle provides us with creation and redemption services for USDC, including the operational capabilities required for our USDC customer-facing services. If Circle fails to provide certain operational services, our ability to maintain our current level of offerings and customer experience for USDC could be harmed and interest or confidence in USDC could be impacted. Identifying strategic relationships with third parties and negotiating and documenting relationships with them may be time-consuming and complex and may distract management. Moreover, we may be delayed, or not be successful, in achieving the objectives that we anticipate as a result of such strategic relationships. In evaluating counterparties in connection with partnerships, collaborations, joint ventures or strategic alliances, we consider a wide range of economic, legal and regulatory criteria depending on the nature of such relationship, including the counterparties’ reputation, operating results and financial condition, operational ability to satisfy our and our customers’ needs in a timely manner, efficiency and reliability of systems, certifications costs to us or to our customers, and licensure and compliance status. Despite this evaluation, third parties may still not meet our or our customers’ needs which may adversely affect our ability to deliver products and services to customers, and could adversely affect our business, operating results, and financial condition. Counterparties to any strategic relationship may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and may subject us to additional risks to the extent any such third party becomes the subject of negative publicity, faces its own litigation or regulatory challenges, or faces other adverse circumstances. Conflicts may arise with our strategic partners, such as the interpretation of significant terms under any agreement, which may result in litigation or arbitration which would increase our expenses and divert the attention of our management. If we are unsuccessful in establishing or maintaining strategic relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, operating results, and financial condition could be adversely affected.

Interest rate fluctuations could negatively impact us.
The level of prevailing short-term interest rates affects our profitability because we derive a large portion of our revenue from interest earned on funds deposited with us by our customers which we hold on their behalf in custodial accounts at banks and from stablecoin revenue, which is derived from interest earned on USDC reserve balances, as well as from interest earned on corporate cash and cash equivalents. Higher interest rates increase the amount of interest and finance fee income and stablecoin revenue earned from these activities. When short-term interest rates decline, our revenue derived from interest correspondingly declines. Further, because stablecoin revenue from USDC has become an increased portion of our subscription and services revenue, if interest rates were to significantly decline from levels reached in the current interest rate environment, our net revenue could decline. Conversely, when interest rates increase, investors may choose to shift their asset allocations, which could negatively impact our stock price or the cryptoeconomy more generally.
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
•several large networks, including Bitcoin and Ethereum, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed, or if these networks do not achieve widespread adoption, it could adversely affect the underlying crypto assets;
•security issues, bugs, and software errors have been identified with many crypto assets and their underlying blockchain networks, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some crypto assets, such as when creators of certain crypto networks use procedures that could allow hackers to counterfeit tokens. Any weaknesses identified with a crypto asset could adversely affect its price, security, liquidity, and adoption rate. If one or more malicious actors obtains a majority of the compute or staking power on a crypto network, as has happened in the past, it may be able to engage in illicit activity, which could cause financial losses to holders, damage the network’s reputation and security, and adversely affect its value;
•the development of new technologies for mining, such as improved application-specific integrated circuits (commonly referred to as ASICs), or changes in industry patterns, such as the consolidation of mining power in a small number of large mining farms, could reduce the security of blockchain networks, lead to increased liquid supply of crypto assets, and reduce a crypto asset’s price and attractiveness;

•if rewards and transaction fees for miners or validators on any particular crypto network are not sufficiently high to attract and retain miners or validators, a crypto network’s security and speed may be adversely affected, increasing the likelihood of a malicious attack;
•crypto networks may have consolidated points of failure (such as concentrated ownership or an “admin key”), allowing a small group of holders to have significant unilateral control and influence over key decisions related to their crypto networks, such as governance decisions and protocol changes, as well as the market price of such crypto assets;
•the governance of many decentralized blockchain networks, including L2 blockchains like Base, is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular crypto network, a lack of incentives for developers to maintain or develop the network, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network’s utility and ability to respond to challenges and grow; and
•many crypto networks are in the early stages of developing partnerships and collaborations, any or all of which may not succeed and adversely affect the usability and adoption of the respective crypto assets.
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
Cyberattacks and security breaches of our platform, or those impacting our customers or third parties, could adversely affect our brand, reputation, business, operating results, and financial condition.
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
•reduce customer confidence in, or decrease customer use of, our products and services;
•divert the attention of management from the operation of our business;
•result in significant compensation or contractual penalties payable by us to our customers or third parties as a result of losses to them or claims by them; and
•adversely affect our business, operating results, and financial condition.

For example, in 2021, third parties independently obtained login credentials and personal information for at least 6,000 customers and used those credentials to exploit a vulnerability that previously existed in the account recovery process. We reimbursed impacted customers approximately $25.1 million.
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
Attacks upon systems across a variety of industries, including the crypto industry, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data and crypto assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target, and we may not be able to implement adequate preventative measures.
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
Although we maintain insurance coverage, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks, and other types of unlawful activity, or any resulting disruptions or data theft and loss from such events. Outages and disruptions of our platform, including any caused by cyberattacks, may harm our reputation, business, operating results, and financial condition.

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

Governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the cryptoeconomy generally, and crypto asset platforms in particular. Other companies’ failures of risk management and other control functions, including those that played a role in the 2022 Events, could contribute to stricter oversight of crypto asset platforms and the cryptoeconomy. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the cryptoeconomy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. For example, in April 2023, the SEC reopened a comment period for amendments to Rule 3b-16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that could subject several cryptoeconomy participants and systems to registration or other operational compliance requirements under the Exchange Act. If the SEC’s proposed amendment is adopted in its current form, we, along with other cryptoeconomy participants, could face significant additional uncertainty and risk of increased operational costs. In November 2023, the New York Department of Financial Services (“NYDFS”) adopted guidance regarding the policies and procedures required for virtual currency business entities licensed in New York, such as Coinbase, Inc. This guidance and other applicable state law guidance regarding virtual currency business activity could result in changes to our business in such states as well as the risk of increased operational costs and the risk of enforcement actions. If we are unable to comply with any new requirements, our ability to offer our products and services in their current form may be adversely affected. Additionally, under recommendations from the Financial Crimes Enforcement Network (“FinCEN”), and the Financial Action Task Force, the United States and several foreign jurisdictions have or are likely to impose the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the cryptoeconomy. We may face substantial costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. In October 2023, FinCEN released a proposed rule that identifies virtual currency “mixing” as a class of transactions of primary money laundering concern and imposes heightened recordkeeping and reporting obligations for financial institutions with respect to those transactions. There are substantial uncertainties regarding the scope of these requirements in practice, and we may face substantial costs to operationalize and comply with these rules.
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

We may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. As another example, the extension of anti-money laundering requirements to certain crypto-related activities by the European Union’s Fifth Money Laundering Directive, as updated by the European Union’s Sixth Money Laundering Directive, has increased the regulatory compliance burden for our business in Europe and, as a result of the fragmented approach to the implementation of its provisions, resulted in distinct and divergent national licensing and registration regimes for us in different E.U. member states. Further E.U.-level legislation imposing additional regulatory requirements in relation to crypto-related activities is also expected in the near term, such as with the effectiveness of the Markets in Crypto-Assets Regulation (“MiCA”). Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for crypto asset service providers and a disclosure regime for the issuers of certain crypto assets, which is expected to impact our operations in the European Union, including through localization requirements.
Because we have offered and will continue to offer a variety of innovative products and services to our customers, many of our offerings are subject to significant regulatory uncertainty and we from time to time face regulatory inquiries regarding our current and planned products. For instance, we purchase USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars, from Circle and sell it to customers on our platform. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance, purchase, and sale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, anti-money laundering, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. There are substantial uncertainties on how these requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules. Certain products and services offered by us that we believe are not subject to regulatory oversight, or are only subject to certain regulatory regimes, such as Coinbase Wallet, a standalone mobile application that allows customers to manage their own private keys and store their crypto assets directly on their mobile devices, may cause us to be deemed to be engaged in a form of regulated activity for which licensure is required or cause us to become subject to new and additional forms of regulatory oversight. We also offer various staking, rewards, and lending products, all of which are subject to significant regulatory uncertainty, and could implicate a variety of laws and regulations worldwide. For example, there is regulatory uncertainty regarding the status of our staking, lending, rewards, and other yield-generating activities under the U.S. federal and state securities laws. While we have implemented policies and procedures, including geofencing for certain products and services, designed to help monitor for and ensure compliance with existing and new laws and regulations, there can be no assurance that we and our employees, contractors, and agents will not violate or otherwise fail to comply with such laws and regulations. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations, including related interpretations, orders, determinations, directives, or guidance, we or they could be subject to a litany of civil, criminal, and administrative fines, penalties, orders and actions, including being required to suspend or terminate the offering of certain products and services. Moreover, to the extent our customers nevertheless access our platform, products or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we could similarly be subject to a variety of civil, criminal, and administrative fines, penalties, orders and actions as a result of such activity.

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
We operate in a highly competitive industry and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition could be adversely affected if we are unable to compete effectively.
The crypto industry is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. We expect competition to intensify in the future as existing and new competitors introduce new products or enhance existing products. We face significant competition from a variety of companies around the world, ranging from crypto-native companies, including decentralized exchanges, to large traditional financial services incumbents and financial technology providers. Our main competition falls into the following categories:
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
•decentralized and non-custodial platforms; and
•stablecoins, other than USDC, and fiat currencies globally.
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
Given the uneven enforcement by United States and foreign regulators, many of these competitors have been able to operate from offshore while offering large numbers of products and services to consumers, including in the United States, Europe, and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions, and historically without penalty. Due to our regulated status in several jurisdictions and our commitment to legal and regulatory compliance, we have not been able to offer many popular products and services, including products and services that our unregulated or less regulated competitors are able to offer.
We also have expended significant managerial, operational, and compliance costs to comply with laws and regulations applicable to us in the jurisdictions in which we operate, and expect to continue to incur significant costs to comply with these requirements, which these unregulated or less regulated competitors have not had to incur.
Our competitors have made significant investments in research and development, and we expect these companies to continue to develop similar or superior products and technologies that compete with our products. Further, more traditional financial and non-financial services businesses may choose to offer crypto-based services in the future as the industry gains adoption and barriers to entry lower. As regulations and compliance requirements in the United States become clearer, we may face increased competition from companies based in the United States. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources.
Our existing competitors have, and our potential competitors are expected to have, competitive advantages over us, such as:
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
We compete against a growing number of decentralized and noncustodial platforms and our business, operating results, and financial condition could be adversely affected if we fail to compete effectively.
We compete against an increasing number of decentralized and noncustodial platforms. On these platforms, users can interact directly with a market-making smart contract or onchain trading mechanism to earn crypto assets or to exchange one type of crypto asset for another without any centralized intermediary. We have seen increased interest in certain decentralized platforms with transaction volumes rivaling our own platform on multiple occasions, and expect interest in decentralized and noncustodial platforms to grow further as the industry develops. If the demand for decentralized platforms grows and we are unable to compete with these decentralized and noncustodial platforms, including, for example, if we fail to achieve sufficient decentralization and scaling of Base as an L2, our business, operating results, and financial condition could be adversely affected.
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

As we expand and localize our international activities, we have become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have increased their scrutiny of crypto asset exchanges over time, such as by requiring crypto asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, crypto, and related technologies outside of the United States are highly evolving, extensive and often impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws and regulations related to economic sanctions and export controls enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, currently the Crimea Region, the Donetsk People’s Republic, and the Luhansk People’s Republic of Ukraine, Cuba, Iran, North Korea, and Syria, as well as with persons, entities, and governments identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the United States, the E.U., the United Kingdom, and other jurisdictions have imposed wide-ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. We have continued to engage in activity in Russia and Belarus and with customers associated with these countries. At the same time, we have implemented additional processes and procedures to comply with these new sanctions. However, our activity in Russia and Belarus and with these customers associated with these countries subjects us to further exposure to sanctions as they are released. We have an OFAC compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC. Certain of these voluntary self-disclosures are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or finding of violation. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls, and are working to implement additional controls and screening tools designed to prevent sanctions violations, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.
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

The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brand, and adversely affect our business, operating results, and financial condition. Due to the uncertain application of existing laws and regulations, it may be that, despite our regulatory and legal analysis concluding that certain products and services are currently unregulated, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, regulatory, and legal scrutiny which could lead to sanctions, cease and desist orders, or other penalties and censures which could adversely affect our business, operating results, and financial condition.
We are, and may continue to be, subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could adversely affect our business, operating results, and financial condition.
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. For example, in January 2023, we settled a NYDFS compliance investigation for a monetary penalty of $50.0 million and a separate commitment to make $50.0 million in compliance program investments by the end of 2024. In June 2023, the SEC filed the June 2023 SEC Complaint, in connection with which the SEC is seeking, among other relief, injunctive relief, disgorgement, and civil money penalties, and we and Coinbase, Inc. subsequently filed an answer to the June 2023 SEC Complaint. In August 2023, we and Coinbase, Inc. also filed a motion for judgment on the pleadings. In October 2023, the SEC filed its response and we and Coinbase, Inc. filed our reply. Oral argument took place on January 17, 2024 and on March 27, 2024, the District Court denied in part and granted in part our motion for judgment on the pleadings. Subsequently, on April 12, 2024, we and Coinbase, Inc. filed a motion with the District Court seeking certification of an interlocutory appeal to the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”). The District Court granted that motion on January 7, 2025 and stayed proceedings in the District Court. On January 17, 2025, we and Coinbase, Inc. filed a petition for permission to appeal to the Court of Appeals. The impact of the litigation relating to the June 2023 SEC Complaint, including the costs, timing, results and other potential consequences thereof, are unknown at this time. An adverse resolution of the June 2023 SEC Complaint could have a material impact on our business, operating results and financial condition. Additionally, we are currently subject to securities class actions and shareholder derivative actions. Furthermore, in June 2023, we and Coinbase, Inc. were issued notices, show-cause orders, and cease-and-desist letters, and became the subject of various legal actions initiated by U.S. state securities regulators in the states of Alabama, California, Illinois, Kentucky, Maryland, New Jersey, South Carolina, Vermont, Washington, and Wisconsin alleging violations of state securities laws with respect to staking services provided by Coinbase, Inc. (the “State Staking Actions”). In July 2023, we and Coinbase, Inc. entered into agreements with state securities regulators in California, New Jersey, South Carolina, and Wisconsin, pursuant to which customers in those states will no longer be able to stake new funds, in each case pending final adjudication of the matters. In October 2023, we and Coinbase, Inc. entered into a similar agreement with the Maryland state securities regulator. For a description of such litigation, regulatory investigations, and other proceedings, see Note 21. Commitments and Contingencies of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty and may result in:

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
Because of our large customer base, actions against us may claim large monetary damages, even if the alleged per-customer harm is small or non-existent. From time to time, we receive letters alleging claims on behalf of our users. Due to our large customer base, the ongoing defense and resolution or settlement of these alleged claims could be material and we may incur significant expenses associated with arbitrating or litigating the claims. Moreover, to the extent that a deterioration of the crypto asset market occurs for a prolonged period, large platforms like us may become subject to or the target of increased litigation and additional government and regulatory scrutiny. Regardless of the outcome, any such matters could adversely affect our business, operating results, and financial condition because of legal costs, diversion of management resources, reputational damage, and other factors.
If we cannot keep pace with rapid industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely affect our business, operating results, and financial condition.
Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include decentralized applications, DeFi, yield farming, non-fungible tokens (“NFTs”), play-to-earn games, lending, staking and re-staking, token wrapping, governance tokens, innovative programs to attract customers such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, “layer 2” blockchain networks, smart contract wallets, and novel cryptocurrency fundraising and distribution schemes, such as “initial exchange offerings.” We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. For example, decentralized networks and other disruptive technologies such as generative AI may fundamentally alter the use of our products or services in unpredictable ways. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our customer base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract customers, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors.

Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain customers, including large, institutional, high-frequency and high-volume traders. As a result, we expect to incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop, scale, and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our ability to successfully compete, to retain existing customers, and to attract new customers may be impacted and our business, operating results, and financial condition could be adversely affected.
A particular crypto asset, product or service’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset or product offering, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which could adversely affect our business, operating results, and financial condition.
The SEC and its staff have taken the position that a range of crypto assets, products and services fall within the definition of a “security” under the U.S. federal securities laws. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset, product, or service is a security or constitutes a securities offering under federal securities laws is ultimately determined by a federal court. The legal test for determining whether any given crypto asset, product, or service is an investment contract security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. and whether any given crypto asset, product, or service is a note in the 1990 Supreme Court case Reves v. Ernst & Young. The legal tests for determining whether any given crypto asset, product, or service is a security requires a highly complex, fact-driven analysis. Accordingly, whether any given crypto asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed a “security” or “securities offering” under applicable laws. The SEC generally does not provide advance guidance or confirmation on its assessment of the status of any particular crypto asset, product, or service as a security. Furthermore, in our view, statements by the SEC and its staff have appeared contradictory at times. It is also possible that the change in the governing administration and the appointment of new SEC commissioners will substantially impact the approach to enforcement by the SEC and its staff.
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
Because Coinbase Spot Market, Coinbase Prime and Coinbase app are not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), we only permit trading of those crypto assets, and offer products and services, for which we determine there are reasonably strong arguments to conclude that the crypto asset, product or service is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance on crypto assets, products and services and to facilitate informed risk-based business judgment. In addition, as we shared in our petition for SEC rulemaking, we remain open to registering or relying on an exemption to facilitate and offer the sale of securities involving crypto assets. We recognize that the application of securities laws to the specific facts and circumstances of crypto assets, products and services may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. Regardless of our conclusions, we have been, and could in the future be, subject to legal or regulatory action in the event the SEC or a state or foreign regulatory authority were to assert, or a court were to determine, that a supported crypto asset, product or service offered, sold, or traded on our platform or a product or service that we offer is a “security” under applicable laws. There can be no assurance that we will properly characterize over time any given crypto asset, product or service offering as a security or non-security, or that the SEC, foreign regulatory authority, or a court having final determinative authority on the topic, if the question was presented to it, would agree with our assessment. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, legislative developments, facts, and developments in technology. In June 2023, the SEC filed the June 2023 SEC Complaint and we and Coinbase, Inc. became the subject of the State Staking Actions. For additional information see the risk factor above titled “We are, and may continue to be, subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could adversely affect our business, operating results, and financial condition.”
If an applicable regulatory authority or a court, in either case having final determinative authority on the topic, were to determine that a supported crypto asset, product or service currently offered, sold, or traded on our platform is a security, we would not be able to offer such crypto asset for trading, or product or service on our platform, until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an asset that we currently support for trading on our platform, or product or service that we offer on our platform, constitutes a security may result in us removing that crypto asset from or ceasing to offer that product or service on our platform, and may also result in us determining that it is advisable to remove assets from our platform, or to cease offering products and services on our platform, that have similar characteristics to the asset, product or service that was alleged or determined to be a security. Alternatively, we may determine not to remove a particular crypto asset from Coinbase Spot Market or to continue to offer a product or service on our platform even if the SEC or another regulator alleges that the crypto asset, product or service is a security, pending a final judicial determination as to that crypto asset, product or service’s proper characterization, and the fact that we waited for a final judicial determination would generally not preclude penalties or sanctions against us for our having previously made our platform available for trading that crypto asset or offering that product or service on our platform without registering as a national securities exchange or ATS or registering tokens that we may issue, such as our cbETH and cbBTC tokens or our staking services, with the SEC. As such, we could be subject to judicial or administrative sanctions for failing to offer or sell the crypto asset, product or service in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration, including in connection with the June 2023 SEC Complaint. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported crypto asset on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated on the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported crypto asset other than via our licensed subsidiaries, which could negatively impact our business, operating results, and financial condition. Additionally, the SEC has brought and may in the future bring enforcement actions against other cryptoeconomy participants and their product offerings and services that may cause us to modify or discontinue a product offering or service on our platform. If we were to modify or discontinue any product offering or service or remove any assets from trading on our platform for any reason, our decision may be unpopular with users, may reduce our ability to attract and retain customers (especially if similar products, services or such assets continue to be offered or traded on unregulated exchanges, which includes many of our competitors), and could adversely affect our business, operating results, and financial condition.
Further, if Bitcoin, Ethereum, stablecoins or any other supported crypto asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported crypto asset. For instance, all transactions in such supported crypto asset would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the networks on which such supported crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the crypto asset. Also, it may make it difficult for such supported crypto asset to be traded, cleared, and custodied as compared to other crypto assets that are not considered to be securities. Specifically, even if transactions in such supported crypto asset were registered with the SEC or conducted in accordance with an exemption from registration, the current intermediary-based framework for securities trading, clearance and settlement is not consistent with the operations of the crypto asset market. For example, under current SEC guidance, securities involving crypto assets cannot be held on behalf of customers by broker-dealers that also support custody of traditional securities; and the SEC has not permitted public permissionless blockchain-based clearance and settlement systems for securities.
We currently rely on third-party service providers for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our customers.
We rely on third parties in connection with many aspects of our business, including payment processors, banks, and payment gateways to process transactions; cloud computing services and data centers that provide facilities, infrastructure, smart contract development, website functionality and access, components, and services, including databases and data center facilities and cloud computing; as well as third parties that provide outsourced customer service, compliance support and product development functions, which are critical to our operations. Because we rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. We do not directly manage the operation of any of these third parties, including their data center facilities that we use. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, data theft or loss, break-ins, computer viruses or vulnerabilities in their code, denial-of-service attacks, sabotage, acts of vandalism, loss, disruption, or instability of third-party banking relationships, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics and similar events. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our customers, or give preferential treatment to competitors. There can be no assurance that third parties that provide services to us or to our customers on our behalf will continue to do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our customers on our behalf, such as if third-party service providers to close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could adversely affect our business, operating results, and financial condition.
Loss of a critical banking or insurance relationship could adversely affect our business, operating results, and financial condition.
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
However, if these financial institutions are subject to bank resolution or failure, or limit or end their crypto market activity, or if banking relationships become severely limited or unavailable to crypto market participants in a certain country, there could be temporary delays in or unavailability of services in such country that are critical to our or our partners’ operations, developers or customers, a further limit on available vendors, reduced quality in services we, our partners, our developers or our customers are able to obtain, and a general disruption to the cryptoeconomy, potentially leading to reduced activity on our platform which could adversely affect our business, operating results, and financial condition. For example, while our business and operations have not been materially affected by the closures of Silvergate Capital Corp. and Signature Bank and the cessation of their real-time fiat currency payment networks in March 2023, large cryptoeconomy participants, including us and our institutional customers, experienced a temporary inability to transfer fiat currencies outside of standard business hours.
We also rely on insurance carriers to insure customer losses resulting from a breach of our physical security, cybersecurity, or by employee or third party theft and hold surety bonds as required for compliance with certain of our licenses under applicable state laws. Our ability to maintain crime, specie, and cyber insurance, as well as surety bonds, is subject to the insurance carriers’ ongoing underwriting criteria and our inability to obtain and maintain appropriate insurance coverage could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory scrutiny, and could adversely affect our business, operating results, and financial condition.
Any significant disruption in our products and services, in our information technology systems, or in any of the blockchain networks we support, could result in a loss of customers or funds and adversely affect our brand, reputation, business, operating results, and financial condition.
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
In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, it could adversely affect our internal controls (including internal controls over financial reporting), and our business, operating results, and financial condition.
Our failure to securely store and manage our and our customers’ fiat currencies and crypto assets could adversely affect our business, operating results, and financial condition.
We hold cash and store crypto assets on behalf of our customers and hold fiat and crypto for corporate investment and operating purposes. In addition, following the acquisition of Coinbase Asset Management, formerly One River Digital Asset Management (“CBAM”), we additionally store an immaterial amount of cryptocurrencies at third-party custodians for asset management products.
Securely storing customers’ cash and crypto assets is integral to the trust we build with our customers. We believe our policies, procedures, operational controls and controls over financial reporting, protect us from material risks surrounding the storing of these assets and conflicts of interest. Our controls over financial reporting include among others, controls over the segregation of corporate crypto asset balances from customer crypto asset balances, controls over the processes of customer crypto asset deposits and customer crypto asset withdrawals and corporate and customer fiat balances. Our financial statements and disclosures, as a whole, are available through periodic filings on a quarterly basis, and compliant with annual audit requirements of Article 3 of Regulation S-X.
We hold cash at financial institutions in accounts designated as for the benefit of our customers. We have also entered into partnerships or joint ventures with third parties, such as with Circle, where we or our partners receive and hold customer funds. Our and our financial partners’ abilities to manage and accurately hold customer cash and cash we hold for our own investment and operating purposes requires a high level of internal controls. We are limited in our ability to influence or manage the controls and processes of third-party partners or vendors and may be dependent on our partners’ and vendors’ operations, liquidity and financial condition to manage these risks. As we maintain, grow and expand our product and services offerings we also must scale and strengthen our internal controls and processes, and monitor our third-party partners’ and vendors’ ability to similarly scale and strengthen. Failure to do so could adversely affect our business, operating results, and financial condition. This is important both to the actual controls and processes and the public perception of the same.
Any inability by us to maintain our procedures, perceived or otherwise, could harm our business, operating results, and financial condition. Accordingly, we take steps to ensure customer cash is always secure. Customer cash and crypto asset balances are maintained through our internal ledgering processes. Customer cash is maintained in segregated Company financial institution accounts that are held for the exclusive benefit of customers with our financial institution banking partners or in government money market funds or other permissible investments. We store crypto assets using proprietary technology and operational processes. Crypto assets are not insured or guaranteed by any government or government agency, however we have worked hard to securely store our customers’ crypto assets and our own crypto assets for investment and operational purposes with legal and operational protections.

Any material failure by us or our partners to maintain the necessary controls, policies, procedures or to manage the crypto assets we hold for our own investment and operating purposes could also adversely affect our business, operating results, and financial condition. Further, any material failure by us or our partners to maintain the necessary controls or to manage customer crypto assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, lead customers to discontinue or reduce their use of our and our partners’ products, and result in significant penalties and fines and additional restrictions, which could adversely affect our business, operating results, and financial condition. Moreover, because custodially held crypto assets may be considered to be the property of a bankruptcy estate, in the event of a bankruptcy, the crypto assets we hold in custody on behalf of our customers could be subject to bankruptcy proceedings and such customers could be treated as our general unsecured creditors. This may result in customers finding our custodial services more risky and less attractive and any failure to increase our customer base, discontinuation or reduction in use of our platform and products by existing customers as a result could adversely affect our business, operating results, and financial condition. Additionally, following the acquisition of CBAM, some of our asset management products hold customer assets at third-party custodians with their own bankruptcy protection procedures.
We place great importance on securely storing crypto assets we custody and keeping them bankruptcy remote from our general creditors, and in June 2022 we updated our Retail User Agreement to clarify the applicability of UCC Article 8 to custodied crypto assets – the same legal protection that our institutional custody and prime broker clients also rely upon. UCC Article 8 provides that financial assets held by Coinbase are not property of Coinbase and not subject to the claims of its general creditors. In light of UCC Article 8, we believe that a court would not treat custodied crypto assets as part of our general estate; however, due to the novelty of crypto assets, courts have not yet considered this type of treatment for custodied crypto assets.
We deposit, transfer, and custody customer cash and crypto assets in multiple jurisdictions. In each instance, we require bank-level security encryption to store customers’ assets for our wallet and storage systems, as well as our financial management systems related to such custodial functions. Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems, by internal or external threats. We believe we have developed and maintained administrative, technical, and physical measures designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees or service providers acting contrary to our policies, or others could circumvent these measures to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, or misuse customer crypto assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Certain of our customer contracts do not limit our liability with respect to security breaches and other security-related matters and our insurance coverage for such impropriety is limited and may not cover the extent of loss nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our assets. Our ability to maintain insurance is also subject to the insurance carriers’ ongoing underwriting criteria. Any loss of customer cash or crypto assets could result in a subsequent lapse in insurance coverage, which could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory investigations, inquiries, or actions. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of customer assets could result in substantial costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, significant financial losses, damage our reputation, and adversely affect our business, operating results, financial condition, and cash flows.

The theft, loss, or destruction of private keys required to access any crypto assets held in custody for our own account or for our customers may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any crypto assets, it could cause regulatory scrutiny, reputational harm, and other losses.
Crypto assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the crypto assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be secured and kept private in order to prevent a third party from accessing the crypto assets held in such a wallet. To the extent that any of the private keys relating to our wallets containing crypto assets held for our own account or for our customers is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the crypto assets held in the related wallet. Further, we cannot provide assurance that our wallets will not be hacked or compromised. Crypto assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ crypto assets could adversely affect our customers’ ability to access or sell their crypto assets, require us to reimburse our customers for their losses, and subject us to significant financial losses in addition to losing customer trust in us and our products. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely affect our business, operating results, and financial condition.
To mitigate the risks associated with the loss or theft of keys, we utilize both hot wallets and cold wallets in our custodial solutions. We actively manage wallet balances and generally seek to hold no more than 2% of custodied assets in hot wallets at any given time. Cold wallet private key materials are stored and secured at facilities within the United States and internationally. We store the substantial majority of our own crypto asset holdings utilizing the same storage solutions that we provide to our customers. In limited cases, we use storage solutions not offered to our customers to store immaterial amounts of crypto held for corporate purposes outside of our core custodial product offerings. Additionally, our CBAM offering utilizes both Coinbase and third parties as custodians.
At all times, we hold corporate assets in excess of the total amount of assets held in our hot wallets. Similar to most financial institutions, the total customer assets on our platform, such as those assets held in cold storage, are substantially more than our corporate assets and available insurance. While we have for years maintained, and continue to maintain, a commercial crime insurance policy, which has a one-year term without automatic renewals, in the event of a loss from our cold wallets, our assets may be insufficient to cover amounts that exceed our insurance coverage. We may be liable for such uninsured losses where we are required to reimburse customers, and such liability could adversely affect our business, operating results, and financial condition.
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
From time to time, certain of these factors have negatively affected customer retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our customer base and customer engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products and services less attractive to customers and lead to a decrease in revenue, and our business, operating results, and financial condition could be adversely affected. If our customer growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive growth of revenue.
Our operating expenses may increase in the future and we may not be successful in increasing our revenue to sufficiently offset these higher expenses, which could impact our ability to achieve profitability or positive cash flow from operations on a consistent basis and cause our business, operating results, and financial condition to be adversely affected.
Our operating expenses may increase in the future as we continue to grow our business. While we consistently evaluate opportunities to drive efficiency, we cannot guarantee that these efforts will be successful or that we will not need to accelerate operating expenditures in the future. Our operations may prove more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these higher expenses. Additionally, our revenue growth may be negatively impacted by, among other things, reduced demand for our offerings, increased competition, adverse macroeconomic conditions, any decrease in the growth or size of the cryptoeconomy, regulatory uncertainty or scrutiny, changes that impact our ability to offer certain products or services, or failure of new products and services to gain market adoption. As a result, we cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow on any quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results, and financial condition may suffer.
If we do not effectively manage our growth, including by maintaining and improving our systems and processes, our business, operating results, and financial condition could be adversely affected.
We have experienced, and may experience in the future, periods of significant growth. To effectively manage and capitalize on our growth periods, we will need to manage headcount, capital, and processes efficiently while making investments such as expanding our information technology and financial, operating, and administrative systems and controls, and such initiatives could strain our resources. We could experience operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, managing and retaining a remote and evolving employee base. If we do not adapt or scale to meet these evolving challenges, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws and regulations, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.
Successful implementation of our growth strategy will also require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving and volatile nature of the crypto asset market in which we operate, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue.
Additionally, from time to time, we have realigned our resources and talent to implement stage-appropriate business strategies, including layoffs and reductions in force. For example, in June 2022 and in January 2023, in response to rapidly changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency, we reduced our workforce. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.
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
Our products, services and educational offerings incorporate a holistic, customer-centric set of digital engagement practices, including educational content and notifications, which are designed, in part, to promote financial literacy and awareness and to provide customers with guidance and information to help them make better informed decisions about their crypto activity. Certain jurisdictions have proposed or are considering laws and regulations regarding conflicts of interest associated with the use of predictive data analytics, digital engagement practices, and similar technologies by broker-dealers, investment advisers and/or other securities market participants. For example, in July 2023 the SEC proposed rules (the “July 2023 Rule Proposals”) that would impose new obligations on broker-dealers and investment advisers registered, or required to be registered, with the SEC with respect to conflicts of interest associated with the use of predictive data analytics and similar technologies when interacting with investors. We do not believe that the July 2023 Rule Proposals, if adopted as proposed, would apply to our business, although the SEC has alleged in the June 2023 SEC Complaint that we have acted as an unregistered broker. If the July 2023 Rule Proposals were to be adopted (as proposed or otherwise) and found to apply to our business, or if similar rules were to be adopted and found to apply to our business in any other jurisdiction in which we operate, we may be required to modify, limit, or discontinue our use of certain technologies and features used in connection with our products and services and/or to change the way that we interact with existing and prospective customers. The adoption of such laws or regulations in the jurisdictions in which we operate could, if they are deemed to apply to our business, adversely affect our business, operating results, and financial condition.
A significant amount of the Trading Volume on our platform is derived from a relatively small number of users, and the loss of these users, or a reduction in their Trading Volume, could have an adverse effect on our business, operating results, and financial condition.
A relatively small number of institutional market makers and high-transaction volume consumer customers account for a significant amount of the Trading Volume on our platform and our net revenue. We expect significant Trading Volume and net revenue attributable to these users for the foreseeable future. As a result, a loss of these users, or a reduction in their Trading Volume, and our inability to replace these users with other users, could have an adverse effect on our business, operating results, and financial condition.
Due to our limited operating history, it may be difficult to evaluate our business and future prospects, and we may not be able to achieve or maintain profitability in any given period.
We began our operations in 2012 and since then our business model has continued to evolve. Our net revenue has significantly grown since our formation, but there is no assurance that growth will continue in future periods and you should not rely on growth of our revenue in any given prior quarterly or annual period as an indication of our future performance. For example, while we generated $7.4 billion in net revenue for the year ended December 31, 2021, our net revenue for the years ended December 31, 2023 and 2022 declined to $2.9 billion and $3.1 billion, respectively, primarily due to declining crypto prices, lower crypto asset volatility, and uncertainty in the cryptoeconomy following the 2022 Events, before increasing to $6.3 billion for the year ended December 31, 2024. If our net revenue were to decline significantly for any extended period of time, our business, operating results, and financial condition could be adversely affected. Our limited operating history and the volatile nature of our business make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties as described in this section. If we do not manage these risks successfully, our business, operating results, and financial condition could be adversely affected.

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
Disputes with our customers could adversely affect our brand, reputation, business, operating results, and financial condition.
From time to time we have been, and may in the future be, subject to claims and disputes with our customers with respect to our products and services, such as regarding the execution and settlement of crypto asset trades, fraudulent or unauthorized transactions, account takeovers, deposits and withdrawals of crypto assets, failures or malfunctions of our systems and services, or other issues relating to our products services. For example, during periods of heavy Trading Volumes, we have received increased customer complaints. Additionally, the ingenuity of criminal fraudsters, combined with many consumer users’ susceptibility to fraud, may cause our customers to be subject to ongoing account takeovers and identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and, in any case, require continuous improvement and optimization for continually evolving forms of fraud to be effective. There can be no guarantee that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our customers, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor customer experiences, including indefinite account inaccessibility for some of our customers, which increases our customer support costs and can compound damages. We could incur significant costs in compensating our customers, such as if a transaction was unauthorized, erroneous, or fraudulent. We could also incur significant legal expenses resolving and defending claims, even those without merit. To the extent we are found to have failed to fulfill our regulatory obligations, we could also lose our authorizations or licenses or become subject to conditions that could make future operations more costly, impair our ability to grow, and adversely affect our business, operating results, and financial condition. We currently are, or may in the future become, subject to investigation and enforcement action by state, federal, and international consumer protection agencies, including the Consumer Financial Protection Bureau, the Federal Trade Commission (the “FTC”), state agencies and attorneys general in the United States, the U.K. Financial Conduct Authority, the U.K. Financial Ombudsman Service, and the U.K. Office of Fair Trading, each of which monitors customer complaints against us and, from time to time, escalates matters for investigation and potential enforcement against us.
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
Certain supported crypto assets enable holders to earn rewards by participating in decentralized governance, bookkeeping and transaction confirmation activities on their underlying blockchain networks, such as through staking activities, including staking through validation, delegating, and baking. We currently provide and expect to continue to provide such services for certain supported crypto assets to our customers in order to enable them to earn rewards based on crypto assets that we hold on their behalf. For instance, as a service to customers and at their instruction, we operate staking nodes on certain blockchain networks utilizing customers’ crypto assets and pass through the rewards received to those customers, less a service fee. In other cases, upon customers’ instructions, we may delegate our customers’ assets to third-party service providers that are unaffiliated with us. Some networks may further require customer assets to be transferred into smart contracts on the underlying blockchain networks not under our or anyone’s control. If our validator, any third-party service providers, or smart contracts fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, our customers’ assets may be irretrievably lost. In addition, certain blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker, delegator, or baker acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. If we or any of our service providers are slashed by the underlying blockchain network, our customers’ assets may be confiscated, withdrawn, or burnt by the network, resulting in losses for which we may be responsible. Furthermore, certain types of staking require the payment of transaction fees on the underlying blockchain network and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of the network token. If we experience a high volume of such staking requests from our customers on an ongoing basis, we could incur significant costs. Any penalties or slashing events could damage our brand and reputation, cause us to suffer financial losses, discourage existing and future customers from utilizing our products and services, and adversely affect our business, operating results, and financial condition.
We may not be able to generate sufficient cash to service our debt and other obligations, including our obligations under the 2026 Convertible Notes, 2030 Convertible Notes, and Senior Notes.
Our ability to make payments on our indebtedness, including the 2026 Convertible Notes, 2030 Convertible Notes, and Senior Notes, and our other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to attain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including each series of the 2026 Convertible Notes, 2030 Convertible Notes, and Senior Notes, and other obligations.
If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of our debt obligations prior to maturity. Our ability to refinance or restructure our debt and other obligations will depend upon the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Statutory, contractual or other restrictions may also limit our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us. For these reasons, we may not have access to any assets or cash flows of our subsidiaries to make interest and principal payments on each series of the 2026 Convertible Notes, 2030 Convertible Notes, and Senior Notes.
If our cash flows are insufficient to fund our debt and other obligations and we are unable to refinance or restructure these obligations on commercially reasonable terms or at all, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell material assets or operations to meet our debt and other obligations. We cannot assure you that we would be able to implement any of these alternative measures on satisfactory terms or at all or that the proceeds from such alternatives would be adequate to meet any debt or other obligations when due. If it becomes necessary to implement any of these alternative measures, our business, operating results, and financial condition could be adversely affected.
We have a substantial amount of indebtedness and other obligations, which could adversely affect our financial position and prevent us from fulfilling our obligations under the 2026 Convertible Notes, 2030 Convertible Notes, and Senior Notes.
We have a substantial amount of indebtedness and other obligations. As of December 31, 2024, we had approximately $4.28 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $1.74 billion of our Senior Notes, $1.27 billion of our 2026 Convertible Notes, and $1.27 billion of our 2030 Convertible Notes.
Our substantial indebtedness and other obligations may:
•make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our 2026 Convertible Notes, 2030 Convertible Notes, Senior Notes, and our other obligations;
•limit our ability to use our cash flow for working capital, capital expenditures, acquisitions, or other general business purposes;
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
We provide commercial loans to qualified customers secured by their fiat or crypto asset holdings, including USDC, on our platform, which exposes us to the risk of our borrowers’ inability to repay such loans. In addition, such activity results in us being subject to certain lending laws and regulations in the applicable jurisdiction and as a result we may be subject to additional regulatory scrutiny. In the future we may enter into credit arrangements with financial institutions to obtain more capital. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified customers to the extent we rely on such credit lines to continue to offer or to grow such products. Further, our credit approval process, pricing, loss forecasting, and scoring models may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information. While we have procedures in place to manage our credit risk, such as conducting due diligence on our customers and running stress test simulations to monitor and manage exposures, including any exposures resulting from loans collateralized with crypto assets, we remain subject to risks associated with our borrowers’ creditworthiness and our approval process. Such risks are heightened following the 2022 Events.
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
We are exposed to transaction losses due to chargebacks, refunds, or returns as a result of fraud or uncollectability that could adversely affect our business, operating results, and financial condition.
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
While we have policies and procedures to manage and mitigate these risks, we cannot be certain that such processes will be effective. Our failure to limit chargebacks and fraudulent transactions could increase the number of returns, refunds, and chargebacks that we have to process. In addition, if the number of returns, refunds, and chargebacks increases, card networks or our banking partners could require us to increase reserves, impose penalties on us, charge additional or higher fees, or terminate their relationships with us. Failure to effectively manage risk and prevent fraud could increase our chargeback, refund, and return losses or cause us to incur other liabilities. Increases in chargebacks, refunds, returns, or other liabilities could have an adverse effect on our operating results, financial condition, and cash flows.
We route orders through third-party trading venues in connection with our Coinbase Prime trading service. The loss or failure of any such trading venues could adversely affect our business, operating results, and financial condition.
In connection with our Prime trading service, we routinely route customer orders to third-party exchanges or other trading venues. In connection with these activities, we generally hold cash and other crypto assets with such third-party exchanges or other trading venues in order to effect customer orders. If we were to experience a disruption in our access to these third-party exchanges and trading venues, our Prime trading service could be adversely affected to the extent that we are limited in our ability to execute order flow for our Prime customers. In addition, while we have policies and procedures to help mitigate our risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory, or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, we might not be able to fully recover the cash and other crypto assets that we have deposited with these third parties, and these risks may be heightened following the 2022 Events. For example, in connection with the 2022 Events, we were not able to recover an immaterial amount of cash deposited at FTX. As a result, our business, operating results, and financial condition could be adversely affected.

Any acquisitions and investments that we make could require significant management attention, disrupt our business, result in dilution to our stockholders, and could adversely affect our business, operating results, and financial condition.
As part of our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, and other transactions. We have made, and may continue to make, acquisitions of and investments in, among other things, specialized employees and complementary companies, products, services, licenses, or technologies. In the future, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. We also invest in companies and technologies, many of which are private companies and technologies that are highly speculative in nature. In the future, we may not be able to find other suitable acquisition and investment candidates, and we may not be able to complete acquisitions or make investments on favorable terms, if at all. In some cases, the costs of such acquisitions and investments may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions and investments. We have and may in the future be required to write off acquisitions or investments. Moreover, our previous and future acquisitions and investments may not achieve our goals, and any future acquisitions and investments we complete could be viewed negatively by customers, developers, advertisers, or investors. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our business, operating results, and financial condition could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, which could adversely affect our business, operating results, and financial condition. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
If we fail to develop, maintain, and enhance our brand and reputation, our business, operating results, and financial condition could be adversely affected.
Our brand and reputation are key assets and a competitive advantage. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality, and secure products, services, features, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Coinbase” mark and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies. Our brand and reputation could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, unexpected events, or actions by third parties. Unfavorable publicity regarding, for example, our product changes, product quality, litigation or regulatory activity, privacy and data security practices, terms of service, employment matters, the use of our products, services, or supported crypto assets for illicit or objectionable ends, the actions of our customers, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. Moreover, to the extent that we acquire a company and maintain that acquired company’s separate brand, we could experience brand dilution or fail to retain positive impressions of our own brand to the extent such impressions are instead attributed to the acquired company’s brand. In addition, because we are a founder-led company, actions by, or unfavorable publicity about, Brian Armstrong, our co-founder and Chief Executive Officer, may adversely impact our brand and reputation. Such negative publicity also could have an adverse effect on the size and engagement of our customers and could result in decreased revenue, which could adversely affect our business, operating results, and financial condition.
Key business metrics and other estimates are subject to inherent challenges in measurement and change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.
We regularly review our key business metrics to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions. These key business metrics are calculated using internal company data and have not been validated by an independent third-party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our key business metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Additionally, we may in the future calculate certain key business metrics using third-party data. While we believe the third-party data we have used in the past or may use in the future is reliable, we have not independently verified and may not in the future independently verify the accuracy or completeness of the data contained in such sources and there can be no assurance that such data is free of error. Any inaccuracy in the third-party data we use could cause us to overstate or understate our key business metrics. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. Additionally, our MTUs metric is measured at a point in time and as our products and internal processes for calculating these metrics evolve over time, a previously reported number could fluctuate. We generally will not update previously disclosed key business metrics for any such inaccuracies or adjustments that are immaterial.
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
We may change our key business metrics from time to time, which may be perceived negatively. Given the rapid evolution of the crypto markets and our revenue sources, we regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, in the past we have decided to make changes, and in the future may make additional changes, to our key business metrics, including eliminating or replacing existing metrics. Further if investors or the media perceive any changes to our key business metrics disclosures negatively, our business, operating results, and financial condition could be adversely affected.

Our platform may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams. If our platform is used to further such illegal activities, our business, operating results, and financial condition could be adversely affected.
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
While we believe that our risk management and compliance framework is designed to detect significant illicit activities conducted by our potential or existing customers, we cannot ensure that we will be able to detect all illegal activity on our platform. Base, an open source permissionless L2 protocol built on the Ethereum blockchain developed by us, has been in the past, and may in the future, be a target for scam tokens or other illegal activity. For example, in August 2023, a number of fraudulent tokens were identified and traded on Base blockchain. As we continue to develop Base, and in light of this fraudulent activity, we continue to invest in improving our security processes, including through our in-house blockchain monitoring capabilities, third-party tools for identifying malicious and out of pattern events, and the monitoring of contract source code and bytecode on Base against a database of known scam code patterns. While to date, such illegal or fraudulent activity on Base has not had a material impact on our business, operating results, financial condition, or cash flows, future illegal activity could adversely affect our business, operating results, financial condition or cash flows and our efforts to identify and remedy such illegal or fraudulent activity may not be successful. If our platform is used to further such illegal activities, our business, operating results, and financial condition could be adversely affected.

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
The crypto asset market has been characterized by significant volatility and unexpected price movements, and has experienced significant declines in the past. Certain crypto assets may become more volatile and less liquid in a very short period of time, which was the case following the 2022 Events, resulting in market prices being subject to erratic and abrupt market movement, which could harm our business. For instance, abrupt changes in volatility or market movement can lead to extreme pressures on our platform and infrastructure that can lead to inadvertent suspension of services across parts of the platform or the entire platform. As a result, from time to time we experience outages. For example, in 2024, we experienced approximately 14 outages, with an average outage duration of 58.6 minutes. Outages can lead to increased customer service expense, can cause customer loss and reputational damage, result in inquiries and actions by regulators, and can lead to other damages for which we may be responsible.
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

Depositing and withdrawing crypto assets into and from our platforms involve risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely affect our business, operating results, and financial condition.
In order to own, transfer and use a crypto asset on its underlying blockchain network, a person must have a private and public key pair associated with a network address, commonly referred to as a “wallet.” Each wallet is associated with a unique “public key” and “private key” pair, each of which is a string of alphanumerical characters. To deposit crypto assets held by a customer onto our platforms, a customer must “sign” a transaction that consists of the private key of the wallet from where the customer is transferring crypto assets, the public key of a wallet that we control which we provide to the customer, and broadcast the deposit transaction onto the underlying blockchain network. Similarly, to withdraw crypto assets from our platforms, the customer must provide us with the public key of the wallet that the crypto assets are to be transferred to, and we would be required to “sign” a transaction authorizing the transfer. In addition, some crypto networks require additional information to be provided in connection with any transfer of crypto assets to or from our platforms. A number of errors can occur in the process of depositing or withdrawing crypto assets into or from our platforms, such as typos, mistakes, or the failure to include the information required by the blockchain network. For instance, a user may incorrectly enter our wallet’s public key or the desired recipient’s public key when depositing and withdrawing from our platforms, respectively. Alternatively, a user may transfer crypto assets to a wallet address that the user does not own, control or hold the private keys to. In addition, each wallet address is only compatible with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can only be used to send and receive Bitcoins. If any Ethereum or other crypto assets are sent to a Bitcoin wallet address, or if any of the foregoing errors occur, all of the customer’s sent crypto assets will be permanently and irretrievably lost with no means of recovery. We have encountered and expect to continue to encounter similar incidents with our customers. Such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business, operating results, and financial condition.
Moreover, we hold customer assets one-to-one at all times and we have procedures to process redemptions and withdrawals expeditiously, following the terms of the applicable user agreements. We have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. However, similar to traditional financial institutions, we may experience temporary process-related withdrawal delays. For example, we, and traditional financial institutions, may experience such delays if there is a significant volume of withdrawal requests that is vastly beyond anticipated levels. This does not mean we cannot or will not satisfy withdrawals, but this may mean a temporary delay in satisfying withdrawal requests, which we still expect to be satisfied within the withdrawal timelines set forth in the applicable user agreements or otherwise communicated by us. To the extent we have process-related delays, even if brief or due to blockchain network congestion or heightened redemption activity, and within the terms of an applicable user agreement or otherwise communicated by us, we may experience increased customer complaints and damage to our brand and reputation and face additional regulatory scrutiny, any of which could adversely affect our business, operating results, and financial condition.
A temporary or permanent blockchain “fork” to any supported crypto asset could adversely affect our business, operating results, and financial condition.
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
We currently support, and expect to continue to support, certain smart contract-based crypto assets. If the underlying smart contracts for these crypto assets do not operate as expected, they could lose value and our business, operating results, and financial condition could be adversely affected.
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
In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users.” These users have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract. For smart contracts that hold a pool of reserves, these users may also be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the assets held by the smart contract in reserves. Even for crypto assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related crypto assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. These super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, our customers who hold and transact in the affected crypto assets may experience decreased functionality and value of the applicable crypto assets, up to and including a total loss of the value of such crypto assets. Although we do not control these smart contracts, any such events could cause customers to seek damages against us for their losses, result in reputational damage to us, or in other ways adversely affect our business, operating results, and financial condition.
From time to time, we may encounter technical issues in connection with the integration of supported crypto assets and changes and upgrades to their underlying networks, which could adversely affect our business, operating results, and financial condition.
In order to support any supported crypto asset, a variety of front and back-end technical and development work is required to implement our wallet, custody, trading, staking and other solutions for our customers, and to integrate such supported crypto asset with our existing technical infrastructure. For certain crypto assets, a significant amount of development work is required and there is no guarantee that we will be able to integrate successfully with any existing or future crypto asset. In addition, such integration may introduce software errors or weaknesses into our platform, including our existing infrastructure. Even if such integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to our platform. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support such crypto asset, our customers’ assets may be frozen or lost, the security of our hot, warm, or cold wallets may be compromised, and our platform and technical infrastructure may be affected, all of which could adversely affect our business, operating results, and financial condition.
If miners or validators of any supported crypto asset demand high transaction fees, our business, operating results, and financial condition could be adversely affected.
We charge blockchain transaction fees when a customer sends certain crypto assets from their Coinbase account to a non-Coinbase account. We estimate the blockchain transaction fee based on the cost that we will incur to process the withdrawal transaction on the underlying blockchain network. In addition, we also pay blockchain transaction fees when we move crypto assets for various operational purposes, such as when we transfer crypto assets between our hot and cold wallets, for which we do not charge our customers. However, blockchain transaction fees have been and may continue to be unpredictable. If the block rewards for miners on any blockchain network are not sufficiently high to incentivize miners, miners may demand higher transaction fees, or collude to reject low transaction fees and force users to pay higher fees. Although we generally attempt to pass blockchain transaction fees relating to customer withdrawals through to our customers, we have in the past incurred, and expect to incur from time to time, losses associated with the payment of blockchain transaction fees in excess of what we charge our customers, which could adversely affect our business, operating results, and financial condition.
Future developments regarding the treatment of crypto assets for U.S. and foreign tax purposes could adversely affect our business, operating results, and financial condition.
Due to the new and evolving nature of crypto assets and the absence of comprehensive legal and tax guidance with respect to crypto asset products and transactions, many significant aspects of the U.S. and foreign tax treatment of transactions involving crypto assets, such as the purchase and sale of crypto assets on our platform, as well as the provision of blockchain rewards and other crypto asset incentives and rewards products, are uncertain, and it is unclear whether, when and what guidance may be issued in the future on the treatment of crypto asset transactions for U.S. and foreign tax purposes.
In 2014, the IRS released Notice 2014-21, discussing certain aspects of “virtual currency” for U.S. federal income tax purposes and, in particular, stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. From time to time, the IRS has released other guidance relating to the tax treatment of virtual currency or crypto assets reflecting the IRS’s position on certain issues. The IRS has not addressed many other significant aspects of the U.S. federal income tax treatment of crypto assets and related transactions.
There continues to be uncertainty with respect to the timing, character, and amount of income inclusions for various crypto asset transactions including, but not limited to lending and borrowing crypto assets, staking, and other crypto asset incentives and products that we offer. Although we believe our treatment of crypto asset transactions for federal income tax purposes is consistent with existing positions from the IRS and/or existing U.S. federal income tax principles, because of the rapidly evolving nature of crypto asset innovations and the increasing variety and complexity of crypto asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain crypto asset offerings for U.S. tax purposes, which could adversely affect our customers and the vitality of our business. Similar uncertainties exist in the foreign markets in which we operate with respect to direct and indirect taxes, and these uncertainties and potential adverse interpretations of tax law could impact the amount of tax we and our non-U.S. customers are required to pay, and the vitality of our platforms outside of the United States.
There can be no assurance that the IRS, U.S. state revenue agencies, or other foreign tax authorities, will not alter their respective positions with respect to crypto assets in the future or that a court would uphold the treatment set forth in existing positions. It also is unclear what additional tax authority positions, regulations, or legislation may be issued in the future on the treatment of existing crypto asset transactions and future crypto asset innovations under U.S. federal, U.S. state, or foreign tax law. Any such developments could result in adverse tax consequences for holders of crypto assets and could have an adverse effect on the value of crypto assets and the broader crypto assets markets. Future technological and operational developments that may arise with respect to crypto assets may increase the uncertainty with respect to the treatment of crypto assets for U.S. and foreign tax purposes. The uncertainty regarding tax treatment of crypto asset transactions impacts our customers, and could impact our business, both domestically and abroad.
Our tax information reporting obligations with respect to crypto transactions may be subject to further scrutiny in light of changes made to the U.S. and global broker reporting regime for tax reporting.
In November 2021, the U.S. Congress passed the Infrastructure Investment and Jobs Act (the “IIJA”), providing that brokers would be responsible for reporting to the IRS the transactions of their customers in digital assets, including transfers to other exchanges or to digital asset wallets not connected to any exchange. On June 28, 2024 and again on December 27, 2024, the U.S. Treasury Department and the IRS released final regulations and issued other administrative guidance on tax information reporting for digital assets (collectively, the “Final Regulations”) that will be applicable, in certain cases starting January 1, 2025 and in certain other cases starting January 1, 2027. The Final Regulations introduced new rules related to our tax reporting and withholding obligations on our customer transactions.
Although we believe we are compliant with U.S. tax reporting and withholding requirements with respect to our customers’ crypto asset transactions, our compliance with the Final Regulations, including but not limited to U.S. onboarding requirements through Forms W-9 and W-8, backup withholding, non-resident alien withholding, and Form 1099 and Form 1042-S reporting obligations, may be subject to scrutiny and may be challenged. There is a risk that we may not have proper processes and procedures necessary to comply with the Final Regulations, may not be able to interpret the IIJA, the Final Regulations, or the administrative guidance correctly, or may not be able to build systems within the required timelines to ensure compliance for certain customers or transactions. If the IRS determines that we are not in compliance with our tax reporting or withholding obligations on customer transactions, significant taxes and penalties may be imposed, which could adversely affect our financial position. The Final Regulations will require us to invest substantially in new compliance processes and procedures, which also could adversely affect our financial position. Further, the IRS may issue additional guidance in the future with respect to tax reporting and withholding obligations, which could impose additional burdens on us and result in significant taxes and penalties that could adversely affect our financial position.
Similarly, new rules for reporting crypto assets under the global “common reporting standard” (CRS) as well as under the “crypto-asset reporting framework” (CARF) will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. Such rules are under discussion by the member and observer states of the “Organization for Economic Cooperation and Development” and by the European Commission on behalf of the member states of the European Union. These new rules may give rise to potential liabilities or disclosure requirements for prior customer arrangements and new rules that affect how we onboard our customers and report their transactions to taxing authorities. Additionally, the European Union has issued a directive, commonly referred to as “CESOP” (the Central Electronic System of Payment information), which requires payment service providers in the European Union to report cross-border fiat transactions to taxing authorities on a quarterly basis. Any actual or perceived failure by us to comply with the above or any other tax and financial regulations that apply to our operations could harm our business and adversely affect our financial position.
The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies on certain topics. If financial accounting standards undergo significant changes, our operating results could fluctuate.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls and many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of crypto assets and related valuation and revenue recognition. Moreover, a change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (ASU 2023-08): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which represents a significant change in how entities that hold crypto assets will account for certain of those holdings. Previously, crypto assets held were accounted for as intangible assets with indefinite useful lives, which required us to measure crypto assets at cost less impairment. Effective as of January 1, 2024, we adopted ASU 2023-08, which requires us to measure crypto assets held at fair value at each reporting date, with fair value gains and losses recognized through Net income (loss). Fair value gains and losses can increase the volatility of our net income, especially if the underlying crypto asset market is volatile. Additionally, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 121 (“SAB 121”), which represented a significant change regarding how a company safeguarding crypto assets held for its platform users reports such crypto assets on its balance sheet and required retrospective application as of January 1, 2022. In January 2025, the staff of the SEC issued SAB No. 122 (“SAB 122”), which rescinds the previously-issued interpretive guidance included within SAB 121. We have adopted SAB 122 as of December 31, 2024 on a retrospective basis.
Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and may retroactively affect previously reported results and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and our business, operating results, and financial condition.
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
As crypto assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and simultaneously how to ensure the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors.
Competitors, including traditional financial services, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented in order to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance these industries. Members of the cryptoeconomy have started to engage policymakers directly and with the help of external advisors and lobbyists. For example, in order to advance our mission, in February 2022 we launched our Coinbase Innovation Political Action Committee to support crypto-forward political candidates and initiatives. Further, in December 2023, we together with a number of other crypto and blockchain market participants supported the launch of the Fairshake Political Action Committee to support political candidates in the 2024 U.S. presidential and congressional elections who support crypto and blockchain innovation and responsible regulation. However, these efforts to educate policymakers and advocate for sensible regulation are nascent compared to more established industries, and may be perceived unfavorably by investors and the public and have an adverse impact on our brand and reputation. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the cryptoeconomy or crypto asset platforms, which could adversely affect our business, operating results, and financial condition.

Our Consolidated Balance Sheets may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, operating results, and financial condition.
We are required to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We may from time to time incur indebtedness and other obligations which could make it more difficult to meet these capitalization requirements or any additional regulatory requirements. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of financial services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by the United States and international regulators. Any change or increase in these regulatory requirements could adversely affect our business, operating results, and financial condition.
As a financial institution licensed to, among other things, engage in money transmission in the United States, to conduct virtual currency business activity in New York, and issue electronic money in the United Kingdom and the European Union, we are subject to strict rules governing how we manage and hold customer fiat currency and crypto assets. We maintain complex treasury operations to manage and move customer fiat currency and crypto assets across our platforms and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency and crypto asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements. In addition, regulators may increase the amount of fiat currency reserves that we are required to maintain for our operations, as has happened in the past, which may lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services, margin trading, lending functions, and the addition of new payment rails increase these risks.
Many of the crypto assets in which we facilitate trading are subject to regulatory authority by the CFTC. Any fraudulent or manipulative activity in a crypto asset occurring on our platform could subject us to increased regulatory scrutiny, regulatory enforcement, and litigation.
The CFTC has stated and judicial decisions involving CFTC enforcement actions have confirmed that at least some crypto assets, including Bitcoin, ether, litecoin, and stablecoins, such as USDC, USDT and BUSD, fall within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936 (the “CEA”). As a result, the CFTC has general enforcement authority to police against manipulation and fraud in at least some spot crypto asset markets. From time to time, manipulation, fraud, and other forms of improper trading by market participants have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement action, and similar actions by other regulators, government agencies, and civil litigation. Such investigations, inquiries, enforcement actions, and litigation may cause us to incur substantial costs and could result in negative publicity.
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
Any transaction in a commodity, including a crypto asset, entered into with or offered to retail investors using leverage, margin, or other financing arrangements (a “retail commodity transaction”) is subject to CFTC regulation as a futures contract unless such transaction results in actual delivery within 28 days. The meaning of “actual delivery” has been the subject of commentary and litigation, and the CFTC has adopted interpretive guidance addressing the “actual delivery” of a crypto asset. To the extent that crypto asset transactions that we facilitate or facilitated are deemed retail commodity transactions, including pursuant to current or subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight, and we could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations. The CFTC has previously brought enforcement actions against entities engaged in retail commodity transactions without appropriate registrations, as well as recent enforcement settled orders against developers of decentralized platforms.
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
We obtain and process a large amount of sensitive customer data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as adversely affect our business, operating results, and financial condition.
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

We have administrative, technical, and physical security measures and controls in place and maintain a robust information security program. However, our security measures, those of our vendors or service providers, or the security measures of companies we acquire, may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. We could be the target of a cybersecurity incident, which could result in harm to our reputation and financial losses. Additionally, our customers have been and could be targeted in cybersecurity incidents like an account takeover, which could result in harm to our reputation and financial losses. For example, in 2021, third parties independently obtained login credentials and personal data for at least 6,000 customers and used those credentials to exploit a vulnerability that previously existed in the account recovery process. We reimbursed impacted customers approximately $25.1 million. Additionally, privacy and data protection laws are evolving, and these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our third-party partners’ business practices and products and service offerings.
Our future success depends on the reliability and security of our platform. To the extent that the measures we, any companies we acquire, or our third-party service providers, vendors, or business partners have taken prove to be insufficient or inadequate, or to the extent we discover a security breach suffered by a company we acquire following the closing of such acquisition, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of customers. If our own confidential business information or sensitive customer information were improperly disclosed, our business, operating results, and financial condition could be adversely affected. Additionally, a party who circumvents our security measures could, among other effects, appropriate customer information or other proprietary data, cause interruptions in our operations, or expose customers to hacks, viruses, and other disruptions.
Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement. Breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. In the United States, the SEC has adopted rules for mandatory disclosure of material cybersecurity incidents suffered by public companies, as well as cybersecurity governance and risk management. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Any failure or perceived failure by us to comply with these laws may also subject us to enforcement action or litigation, any of which could harm our business. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could adversely affect our business, reputation, operating results, and financial condition.
Furthermore, we may be required to disclose personal data pursuant to demands from individuals, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws, which could result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations. Additionally, changes in the laws and regulations that govern our collection, use, and disclosure of customer data could impose additional requirements with respect to the retention and security of customer data, could limit our marketing activities, and adversely affect our business, operating results, and financial condition.

We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection across different markets where we conduct our business, including in the United States, European Economic Area (the “EEA”), and Asia-Pacific region, and industry requirements and such laws, regulations, and industry requirements are constantly evolving and changing. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could harm our business.
Various local, state, federal, and international laws, directives, and regulations apply to our collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations are subject to uncertainty and continue to evolve in ways that could adversely affect our business, operating results, and financial condition. These laws have a substantial impact on our operations both outside and in the United States, either directly or as a data processor and handler for various offshore entities.
In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data and various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Gramm Leach Bliley Act (“GLBA”) and state laws relating to privacy and data security. GLBA requires financial institutions to explain their information sharing practices to their customers and to safeguard sensitive data. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, California has enacted the California Consumer Privacy Act (the “CCPA”).
The CCPA requires covered companies to, among other things, provide disclosures to individuals in California, and affords such individuals new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation.
In addition, other U.S. states have proposed or enacted laws that contain obligations similar to the CCPA that have taken effect or will take effect in coming years. We cannot fully predict the impact of recently proposed or enacted laws or regulations on our business or operations, but compliance may require us to modify our data processing practices and policies incurring costs and expense. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, it may require costly and difficult efforts to achieve compliance with such laws. Our failure or perceived failure to comply with state privacy laws or regulations passed in the future could adversely affect our business, including how we use personal information, operating results, and financial condition.
Additionally, many foreign countries and governmental bodies, including Australia, Brazil, Kenya, the European Union, India, Japan, Philippines, Indonesia, Singapore, United Kingdom, Switzerland, and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, processing, storage, and deletion of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals’ affirmative opt-in consent to collect and use personal data for certain purposes.

We are subject to both the European Union’s and the United Kingdom’s General Data Protection Regulation (collectively, the “GDPR”), which imposes stringent privacy and data protection requirements, and could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. A breach of the GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). For example, if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to €20 million in the European Union (£17.5 million in the U.K.) or 4% of our worldwide annual revenue, whichever is greater. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR and Swiss data protection laws impose strict rules on the transfer of personal data out of the E.U., U.K., or Switzerland to a “third country,” including the United States, unless particular compliance mechanisms are implemented. The mechanisms that we and many other companies rely upon for such data transfers (for example, standard contractual clauses or the E.U.-U.S. and Swiss-U.S. Data Privacy Framework (“DPF”) and the U.K. extension to the DPF) are the subject of legal challenge, regulatory interpretation, and judicial decisions. In the E.U. and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of doing business in those regions.
While we maintain E.U.-U.S., Swiss-U.S. and U.K.-U.S. DPF certification, we still rely on the standard contractual clauses for intercompany data transfers from the European Union, Switzerland, and the U.K. to the United States. As supervisory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.
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
There is a risk that as we expand, we may assume liabilities for breaches experienced by the companies we acquire. Additionally, there are potentially inconsistent world-wide government regulations pertaining to data protection and privacy. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Further there are also changes in the regulatory landscape relating to new and evolving technologies. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, severe criminal, or civil sanctions, damage our reputation, or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, and financial condition.

Issues relating to the development and use of AI in our business could result in reputational harm, competitive harm, and legal liability, and could adversely affect our business, operating results, and financial condition.
We currently leverage internally developed and third-party developed AI into certain aspects of our business and we anticipate that AI will become increasingly important to our operations in the future. Our competitors and other third parties may incorporate AI into their businesses or offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, operating results, and financial condition.
Our use of AI may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory regulation and scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our reputation, business, operating results, and financial condition. Evolving rules, regulations, and industry standards governing AI may require us and our third-party developers to incur significant costs to modify, maintain, or align our business practices, services, and solutions to comply with rules and regulations, the nature of which cannot be determined at this time and may be inconsistent from jurisdiction to jurisdiction.
There can be no assurance that the use of AI and machine learning solutions and features will enhance our products or services, produce the intended results, or be beneficial to our business, including our efficiency. AI machine learning systems are complex and may be flawed, insufficient, reflect unwanted forms of bias, or contain errors or inadequacies that are not easily detectable, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or those of our regulators, or are otherwise are inconsistent with our brand. If the output that the AI applications we use to produce such output is, or is alleged to be, inaccurate, deficient, or biased, our reputation, business, operating results, and financial condition could be adversely affected.
Risks Related to Third Parties
Our current and future services are dependent on payment networks and acquiring processors, and any changes to their rules or practices could adversely affect our business, operating results, and financial condition.
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
We may also be directly or indirectly liable to the payment networks for rule violations. Payment networks set and interpret their network operating rules and have alleged from time to time that various aspects of our business model violate these operating rules. If such allegations are not resolved favorably, they may result in significant fines and penalties or require changes in our business practices that may be costly and adversely affect our business. The payment networks could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give customers the option of using cards to fund their purchases or the choice of currency in which they would like their card to be charged. If we are unable to accept cards or are limited in our ability to do so, our business, operating results, and financial condition could be adversely affected.
We depend on major mobile operating systems and third-party platforms for the distribution of certain products. If Google Play, the Apple App Store, or other platforms prevent customers from downloading our apps, our ability to grow may be hindered and our business, operating results, and financial condition could be adversely affected.
We rely upon third-party platforms for the distribution of certain products and services. Our Coinbase and Coinbase Wallet apps are provided as free applications through both the Apple App Store and the Google Play Store, and are also accessible via mobile and traditional websites. The Google Play Store and Apple App Store are global application distribution platforms and the main distribution channels for our apps. As such, the promotion, distribution, and operation of our apps are subject to the respective platforms’ terms and policies for application developers, which are very broad and subject to frequent changes and re-interpretation. Further, these distribution platforms often contain restrictions related to crypto assets that are uncertain, broadly construed, and can limit the nature and scope of services that can be offered. For example, Apple App Store’s restrictions related to crypto assets have disrupted the proposed launch of many features within the Coinbase and Coinbase Wallet apps, including NFT transfer services and access to decentralized applications. If our products are found to be in violation of any such terms and conditions, we may no longer be able to offer our products through such third-party platforms. There can be no guarantee that third-party platforms will continue to support our product offerings, or that customers will be able to continue to use our products. For example, in November 2013, our iOS app was temporarily removed by Apple from the Apple App Store. In December 2019, we were similarly instructed by Apple to remove certain features relating to decentralized applications from our application to comply with the Apple App Store’s policies. Any changes, bugs, technical or regulatory issues with third-party platforms, our relationships with mobile manufacturers and carriers, or changes to their terms of service or policies could degrade our products’ functionalities, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges, any of which could affect our product usage and adversely affect our business, operating results, and financial condition.
Risks Related to Intellectual Property
Our intellectual property rights are valuable, and any inability to protect them could adversely affect our business, operating results, and financial condition.
Our business depends in large part on our proprietary technology and our brand. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, patents, domain name, copyright, and trade secrets, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and other intellectual property rights. However, our efforts to protect our intellectual property rights may not be sufficient or effective. Our proprietary technology and trade secrets could be lost through misappropriation or breach of our confidentiality and license agreements, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business.
We do not intend to monetize our patents or attempt to block third parties from competing with us by asserting our patents offensively, but our ability to successfully defend intellectual property challenges from competitors and other parties may depend, in part and where permissible, on our ability to counter-assert our patents defensively. Effective protection of our intellectual property may be expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. As we have grown, we have sought to obtain and protect our intellectual property rights in an increasing number of countries, a process that can be expensive and may not always be successful. In some instances, patent applications or patents may be abandoned or allowed to lapse, resulting in partial or complete loss of patent rights in a relevant jurisdiction. Further, intellectual property protection may not be available to us in every country in which our products and services are available, and the regulatory landscape in such jurisdictions may evolve rapidly, leading to an unanticipated change in the ability to obtain and enforce intellectual property rights in these jurisdictions. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. We may also agree to license our patents to third parties as part of various patent pools and open patent projects. Those licenses may diminish our ability, though, to counter-assert our patents against certain parties that may bring claims against us.
We have been, and in the future may be, sued by third parties for alleged infringement of their proprietary rights.
In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret, and other intellectual property development activity in the cryptoeconomy, as well as litigation, based on allegations of infringement or other violations of intellectual property, including by large financial institutions. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party intellectual property rights also may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or services or using certain technologies, force us to implement expensive or less effective work-arounds, or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the crypto assets market grows and matures. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could adversely affect our business, operating results, and financial condition.
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
We have not recently conducted an extensive audit of our use of open source software and, as a result, we cannot assure you that our processes for controlling our use of open source software in our platform are, or will be, effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face litigation, infringement claims, or other liabilities. Likewise, we may be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering cannot be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition. Moreover, the terms of many open source licenses have not been interpreted by U.S. or foreign courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software.
Risks Related to Our Employees and Other Service Providers
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely affect our business, operating results, and financial condition.
We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Mr. Armstrong, our co-founder and Chief Executive Officer, members of our executive team, and other key employees across product, engineering, risk management, finance, compliance and legal, and marketing. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. The pool of qualified talent in our industry is extremely limited, particularly with respect to executive talent, engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of even a few key employees or senior leaders, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could adversely affect our business, operating results, and financial condition and impair our ability to grow.
Our culture emphasizes innovation, and if we cannot maintain this culture, our business, operating results, and financial condition could be adversely affected.
We believe that our entrepreneurial and innovative corporate culture has been a key contributor to our success. We encourage and empower our employees to develop and launch new and innovative products and services, which we believe is essential to attracting high quality talent, partners, and developers, as well as serving the best, long-term interests of our company. If we cannot maintain this culture, we could lose the innovation, creativity and teamwork that has been integral to our business. Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, including furloughs, layoffs, or reductions in force. In such cases, we may find it difficult to prevent a negative effect on employee morale or attrition beyond our planned reduction, in which case our products and services may suffer and our business, operating results, and financial condition could be adversely affected.

In the event of employee or service provider misconduct or error, our business, operating results, and financial condition could be adversely affected.
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
Similarly, certain of our directors, officers, employees, and large stockholders may hold crypto assets that we are considering supporting for trading on our platform, and may be more supportive of such listing notwithstanding legal, regulatory, and other issues associated with such crypto assets. While we have instituted policies and procedures to limit and mitigate such risks, there is no assurance that such policies and procedures will be effective, or that we will be able to manage such conflicts of interests adequately. If we fail to manage these conflicts of interests, or we receive unfavorable media coverage with respect to actual or perceived conflicts of interest, our business could be harmed and the brand, reputation and credibility of our company could be adversely affected.

General Risk Factors
Adverse economic conditions could adversely affect our business.
Our performance is subject to general economic conditions, and their impact on the crypto asset markets and our customers. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. Adverse general economic conditions have impacted in the past, and may impact in the future, the cryptoeconomy, although the extent of such impacts remains uncertain and dependent on a variety of factors, including market adoption of crypto assets, global trends in the cryptoeconomy, central bank monetary policies, instability in the global banking system, volatility and disruptions in the capital and credit markets, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and crypto asset markets. For example, in the past the capital and credit markets have experienced extreme volatility and disruptions, resulting in steep declines in the value of crypto assets. To the extent general economic conditions and crypto assets markets materially deteriorate or decline for a prolonged period, our ability to generate revenue and to attract and retain customers could suffer and our business, operating results and financial condition could be adversely affected. Moreover, even if general economic conditions were to improve following any such deterioration, there is no guarantee that the cryptoeconomy would similarly improve.
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
Environmental, social, and governance factors may impose additional costs and expose us to new risks.
There is focus from certain investors, regulators, employees, users and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance matters (“ESG”) and related assurances and disclosures. Compliance with recently adopted and potential upcoming ESG requirements, including the E.U.’s Corporate Sustainability Reporting Directive and Corporate Sustainability Due Diligence Directive and California’s climate-related bills, may require the dedication of significant time and resources. If we are unable to comply with new laws and regulations or changes to existing legal or regulatory requirements concerning ESG matters, or if we fail to meet investor, industry, or stakeholder expectations and standards relating to ESG matters, our reputation may be harmed, customers may choose to refrain from using our products and services, we may be subject to fines, penalties, regulatory or other enforcement actions, and our business, operating results, and financial condition could be adversely affected.
Changes in U.S. and foreign tax laws, as well as the application of such laws, could adversely affect our business, operating results, and financial condition.
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
Further, any changes in the tax laws governing our activities may increase our tax expense, the amount of taxes we pay, or both. For example, the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly reformed the U.S. federal tax code, reducing the U.S. federal corporate income tax rate, making sweeping changes to the rules governing international business operations, and imposing new limitations on a number of tax benefits, including deductions for business interest and the use of net operating loss carryforwards. Effective beginning in 2022, the TCJA also eliminated the option to immediately deduct research and development expenditures and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), enacted on August 16, 2022, further amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. In addition, over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. As of December 2024, over 140 countries have approved a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax, impose new limitations on deductions, credits or other tax benefits, or make other changes that could impact our cash flows and adversely affect our business, operating results, and financial condition.
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
We also are subject to non-income taxes, such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes in the United States and various foreign jurisdictions. Specifically, we may be subject to new allocations of tax as a result of increasing efforts by certain jurisdictions to tax activities that may not have been subject to tax under existing tax principles. Companies such as ours may be adversely impacted by such taxes. Tax authorities may disagree with certain positions we have taken. As a result, we may have exposure to additional tax liabilities that could adversely affect our business, operating results, and financial condition.
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
Realization of our deferred tax assets, in the form of future domestic or foreign tax deductions, credits or other tax benefits, will depend on future taxable income, and there is a risk that some or all of such tax assets could be subject to limitation or otherwise unavailable to offset future income tax liabilities, all of which could adversely affect our operating results. For example, future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, which could limit our use of such tax assets in certain circumstances. Similarly, additional changes may be made to U.S. (federal and state) and foreign tax laws which could further limit our ability to fully utilize these tax assets against future taxable income.
Under the Inflation Reduction Act, our ability to utilize tax deductions or losses from prior years may be limited by the imposition of the 15% minimum tax if such minimum tax applies to us. Therefore, we may be required to pay additional U.S. federal income taxes despite any available tax deductions, U.S. federal net operating loss carryforwards, credits, or other tax benefits that we accumulate.
We are exposed to fluctuations in currency exchange rates.
Our exposure to fluctuations in foreign currency exchange rates through our international operations could have a negative impact on our operating results and financial condition. From time to time, we may engage in currency hedging activities to limit our exposure to foreign currency exchange rate fluctuations that arise in the normal course of business. The use of hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates, and may introduce additional risks if we are unable to structure effective hedges with such instruments.
If our estimates or judgment relating to our critical accounting estimates prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of expenses that are not readily apparent from other sources. Significant estimates and judgments that comprise our critical accounting estimates involve the valuation of assets acquired and liabilities assumed in business combinations, valuation of strategic investments, evaluation of tax positions, and evaluation of legal and other contingencies. Our business, operating results, and financial condition could be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to differ from the expectations of analysts and investors, resulting in a decline in the trading price of our Class A common stock.
We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the COVID-19 pandemic and the related precautionary measures that we adopted have in the past resulted, and could in the future result, in difficulties or changes to our customer support, or create operational or other challenges, any of which could adversely affect our business, operating results, and financial condition. Further, acts of terrorism, labor activism or unrest, and other geopolitical unrest, including ongoing regional conflicts around the world, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, customers will experience significant delays in withdrawing funds, or in the extreme we may suffer loss of customer funds.
If we fail to maintain an effective system of disclosure controls and procedures and internal control over our financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company we incur significant legal, accounting, and other expenses. The Sarbanes-Oxley Act of 2002 and related rules of the SEC require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If we encounter material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our Consolidated Financial Statements may be materially misstated.
Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required to be included in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures or internal control over financial reporting may adversely affect investor confidence in us and, as a result, negatively impact the price of our Class A common stock and have a material and adverse effect on our business, operating results, and financial condition.
We may require additional capital to support business growth, and this capital might not be available.
We have funded our operations since inception primarily through equity financings, debt, and cash flows generated from operations. We cannot be certain that our operations will continue to fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business, which investments may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, including due to general macroeconomic conditions, crypto market conditions and any disruptions in the crypto market, instability in the global banking system, increasing regulatory uncertainty and scrutiny or other unforeseen factors. In the event of a downgrade of our credit rating, our ability to raise additional financing may be adversely affected and any future debt offerings or credit arrangements we propose to enter into may be on less favorable terms or terms that may not be acceptable to us. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than our current debt. If we incur additional debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, we have authorized the issuance of “blank check” preferred stock and common stock that our board of directors could use to, among other things, issue shares of our capital stock in the form of blockchain tokens, implement a stockholder rights plan, or issue other shares of preferred stock or common stock. We may issue shares of capital stock, including in the form of blockchain tokens, to our customers in connection with customer reward or loyalty programs. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued common stock. The trading prices for our common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or crypto asset markets could adversely affect our business and the value of our Class A common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
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
•rumors and market speculation involving the cryptoeconomy and the regulation thereof, or us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments; and
•other events or factors, including those resulting from political instability and acts of war or terrorism, regional conflicts around the world, government shutdowns, bank failures, or responses to these events.
Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general macroeconomic, political and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently subject to stockholder litigation and the June 2023 SEC Complaint, as described in the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, and may continue to be the target of these types of actions or additional regulatory uncertainty and scrutiny in the future. Securities or regulatory actions against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
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
The Share Repurchase Program could affect the price of our Class A common stock and increase the volatility thereof. Price volatility may cause the average price at which we repurchase our Class A common stock in a given period to exceed the stock’s price at a given point in time. There can be no assurance that the Share Repurchase Program will have a positive impact on our Class A common stock price or net income (loss) per share. Important factors that could cause us to discontinue or decrease share repurchases under the Share Repurchase Program include, among others: unfavorable market conditions; the market price of our Class A common stock; the nature of other investment or strategic opportunities presented to us from time to time; our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to repurchase shares under the Share Repurchase Program; and the availability of funds necessary to fulfill such repurchases.
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
Not applicable
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
ITEM 2. PROPERTIES
We are a remote-first company, meaning that for the vast majority of roles, our employees have the option to work remotely. Substantially all of our executive team meetings are held virtually, with meetings occasionally held in-person at locations that are either not in our offices or in various of our offices distributed around the world. We hold all of our stockholder meetings virtually. As a result of this strategy, we do not maintain a headquarter~~s~~, but do currently lease physical offices in select major cities in the United States and other countries around the world for purposes of collaboration and team building.
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
We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. However, we are subject to regulatory oversight by numerous state, federal, and foreign regulators and we are and we may become subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business. For example, we have received investigative subpoenas and other inquiries from various state agencies and attorneys general for documents and information pertaining to our business practices and policies, customer complaints, asset launches, certain ongoing litigation, and certain transfers of crypto assets. In addition, we have received investigative subpoenas from the SEC and similar subpoenas and demand letters from various regulators for documents and information, including about certain customer programs, operations, and existing and intended future products, including our processes for listing assets, the classification of certain listed assets, our staking programs, and our stablecoin and yield-generating products. We intend to cooperate fully with such investigations. These examples are not exhaustive.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
PART II. OTHER INFORMATION
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

Holders of Record
As of February 6, 2025, there were 263 registered holders of record of our Class A common stock and 8 registered holders of record of our Class B common stock. Since many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We are not obligated to pay any dividends on our Class A common stock or Class B common stock, and we currently do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.
Stock Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or Securities Act.
The graph below compares the cumulative total return to stockholders of our Class A common stock between April 14, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2024 relative to the Nasdaq Composite Index, the Nasdaq U.S. Benchmark Financial Services Index, the S&P North American Technology Index, and the price of Bitcoin. The graph assumes the investment of $100 in our Class A common stock at the closing sale price of $328.28 per share on April 14, 2021, and in each index and assumes the reinvestment of dividends, if any.
The historical data shown below should not be considered an indication of potential future stock price performance. Historical Bitcoin prices are primarily based on data obtained from our platform. Where such data is not available (e.g. during a platform outage), such data may sometimes be sourced from other third-party exchanges or data providers.

Recent Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
We did not repurchase any shares of our Class A common stock during the three months ended December 31, 2024.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. For all narrative provided in this Item 7, two numbers presented consecutively represent figures for the year ended December 31, 2024 as compared to the year ended December 31, 2023, respectively, unless otherwise noted. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022 can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 15, 2024, which is incorporated by reference herein.

Executive Overview
This executive overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights selected information and does not contain all of the information that is important to readers of this Annual Report on Form 10-K.
During 2024, we made progress against our goals of driving revenue growth, crypto utility, and regulatory clarity. We advanced the crypto economy by deepening institutional adoption, scaling international growth, and expanding real-world utility. Our investments in core products like derivatives and Coinbase One, as well as our focus on global expansion drove revenue growth, while innovations such as USDC rewards showcased the power of onchain finance.
For the year ended December 31, 2024, our net revenue was $6.3 billion, including $4.0 billion in transaction revenue and $2.3 billion in subscription and services revenue. For the year ended December 31, 2023, our net revenue was $2.9 billion, including $1.5 billion in transaction revenue and $1.4 billion in subscription and services revenue.
For the year ended December 31, 2024, our net income was $2.6 billion and Adjusted EBITDA was $3.3 billion. For the year ended December 31, 2023, our net income was $0.1 billion and Adjusted EBITDA was $1.0 billion.
For 2025, we believe that we are well-positioned to drive revenue growth across all macroeconomic environments, and we remain committed to advancing regulatory clarity. Despite multiple Federal Funds Rate decreases in late 2024, future interest rate decreases are not certain. If they continue, they may materially impact our subscription and services and other revenue. We plan to dynamically adjust our expense base in order to be responsive to market conditions and revenue opportunities, increasing or decreasing it as needed, especially with respect to certain variable expenses. In the first quarter of 2025, we expect technology and development and general and administrative expenses to grow modestly as compared to the fourth quarter of 2024, primarily due to headcount growth and variable infrastructure and customer support expenses. Additionally, we expect sales and marketing expenses to grow, as compared to the fourth quarter of 2024, primarily due to expected higher USDC rewards expense and variable non-brand marketing spend.
Key Business Metrics
In addition to the measures presented in our Consolidated Financial Statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Year Ended December 31,
	2024	2023	%
MTUs(1) (in millions)	8.4	7.4	14
Assets on Platform(2) (in billions)	$404	$191	112
Trading Volume (in billions)	$1,162	$468	148
Net income (in millions)	$2,579	$95	nm
Adjusted EBITDA(3) (in millions)	$3,348	$978	242
_____________
nm - not meaningful
(1)Represents the annual average MTUs, calculated as the average of quarterly MTUs, which are derived from the average of each month’s MTUs in each respective quarter. Quarterly MTUs for the fourth quarter of 2024 and 2023, were 9.7 million and 7.0 million, respectively.
(2)Represents Assets on Platform at December 31.
(3)In the first quarter of 2024, we revised our definition of Adjusted EBITDA and recast the prior period for comparability. See the section titled “Non-GAAP Financial Measure” below for a reconciliation of net income to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Monthly Transacting Users
We define a Monthly Transacting User (“MTU”) as a consumer who actively or passively transacts in one or more products on our platform at least once during the rolling 28-day period ending on the date of measurement. MTUs engage in transactions that generate both transaction revenue and subscription and services revenue. Revenue-generating transactions include active transactions, such as buying or selling crypto assets or passive transactions such as earning staking rewards and USDC rewards. MTUs also engage in transactions that are non-revenue generating, such as consumers sending and receiving crypto assets between wallets and off-platform accounts on a non-expedited basis. MTUs may overstate the number of unique consumers due to differences in product architecture or user behavior.
MTUs increased for the year ended December 31, 2024 as compared to 2023, primarily due to a 1.3 million increase in trading users, influenced by overall crypto market sentiment and activity and higher average crypto asset prices. Additionally, we saw growth in users participating in our USDC rewards programs, offset in part by a decrease in staking only users as a result of updates we made to our staking service.
Assets on Platform
As a result of our decision to adopt SAB 122 as of December 31, 2024 on a retrospective basis, we will include an Assets on Platform (“AOP”) key business metric going forward to expand upon the details of the assets we are obligated to securely store.
We define AOP as the total United States (“U.S.”) dollar equivalent value of USDC and crypto assets held or managed on behalf of customers in digital wallets on our platform, including our custody services but excluding assets for which the customer holds full or partial keys, calculated based on the market price on the date of measurement. Prior to SAB 122 adoption, SAB 121 safeguarding amounts included assets for which customers held full or partial keys. As customers are in control of those assets, we exclude them from our definition of AOP. AOP demonstrates the scale of balances held across our suite of products and services, the trust customers place in us to securely store their assets, and the underlying growth of the cryptoeconomy. AOP also represents our monetization opportunity for subscription products and services, including from the adoption and use of USDC, staking, custody, Prime Financing, and Coinbase One. AOP generate fees that are recorded as subscription and services revenue when customers engage with these products and services.
For additional information on the adoption of SAB 122, see Note 2. Summary of Significant Accounting Policies—Change in accounting principle, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The following table sets forth the value of AOP by asset (in thousands, except percentages):

	December 31,		Change
	2024	2023	%
Bitcoin	$235,377,653	$89,864,637	162%
Ethereum	54,209,118	39,762,180	36%
Solana	21,297,761	12,906,278	65%
Other crypto assets(1)	87,058,643	46,303,676	88%
USDC	6,091,015	2,367,276	157%
Total	$404,034,190	$191,204,047	111%
__________________
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of total AOP.

AOP at December 31, 2024 increased as compared to December 31, 2023, primarily due to an increase in crypto asset prices, driven by broader crypto market sentiment and activity. Additionally, the growth in USDC balances is primarily attributable to the USDC rewards program, combined with deeper integration of USDC across our products.

Trading Volume
We define Trading Volume as the total U.S. dollar equivalent value of spot matched trades transacted between a buyer and seller through our platform during the period of measurement. Trading Volume does not include derivatives volume on our platform or trades executed on third-party venues. Trading Volume represents the product of the quantity of assets transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity on our order books, trading health, and the underlying growth of the cryptoeconomy. Institutional customers incur lower fees per transaction than consumer customers and, as a result, the impact of changes in consumer Trading Volume on transaction revenue is more pronounced than the impact of changes in institutional Trading Volume.
Generally, Trading Volume on our platform is primarily influenced by overall market dynamics, namely the price of crypto assets, crypto asset volatility, and macroeconomic conditions, and by our share of total crypto market spot trading volume. In periods of high crypto asset prices and crypto asset volatility, we have experienced correspondingly high levels of Trading Volume on our platform.

	Year Ended December 31,		Change
	2024	2023	%
Trading Volume (in billions)
Consumer	$221	$75	195
Institutional	941	393	139
Total Trading Volume	$1,162	$468	148

Trading Volume by crypto asset
Bitcoin	32%	34%	(6)
Ethereum	12	20	(40)
USDT(1)	13	11	18
Other crypto assets(2)	43	35	23
Total	100%	100%
____________________________________
(1)USDT is a stablecoin issued by Tether Operations Limited.
(2)No crypto assets other than those shown in this table individually represented more than 10% of our Trading Volume.
For the year ended December 31, 2024 as compared to 2023, Trading Volume increased reflecting an increase in both the total market and our market share in the U.S., where our business is concentrated:
•Total market — Crypto Asset Volatility1 increased 37% and average total crypto market capitalization increased 103%. These two macro inputs have historically been highly correlated with Trading Volume and are typically influenced by overall crypto market sentiment, activity in the crypto market, and changes in average crypto asset prices; and
•Market share — Trading Volume growth outpaced the 105% growth in overall U.S. spot market trading volume, as we were able to capture a larger portion of the trading activity due to our competitive position and product strategy.
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

Results of Operations
The following table presents the Consolidated Statements of Operations (in thousands), as well as each component as a percentage of total revenue:

	Year Ended December 31,
	2024		2023
	$	%(1)	$	%(1)
Revenue:
Net revenue	$6,293,246	96	$2,926,540	94
Other revenue	270,782	4	181,843	6
Total revenue	6,564,028	100	3,108,383	100
Operating expenses:
Transaction expense	897,707	14	420,705	14
Technology and development	1,468,252	22	1,324,541	43
Sales and marketing	654,444	10	332,312	11
General and administrative	1,300,257	20	1,074,308	35
Gains on crypto assets held for operations, net	(71,725)	(1)	—	—
Crypto asset impairment, net	—	—	(34,675)	(1)
Restructuring	—	—	142,594	5
Other operating expense, net	7,933	—	10,260	—
Total operating expenses	4,256,868	65	3,270,045	105
Operating income (loss)	2,307,160	35	(161,662)	(5)
Interest expense	80,645	1	82,766	3
Gains on crypto assets held for investment, net	(687,055)	(10)	—	—
Other income, net	(29,074)	—	(167,583)	(5)
Income (loss) before income taxes	2,942,644	45	(76,845)	(2)
Provision for (benefit from) income taxes	363,578	6	(171,716)	(6)
Net income	$2,579,066	39	$94,871	3
__________________
(1)Figures presented above may not sum precisely due to rounding.

For information on what is included in each of the line items in our Consolidated Statements of Operations, including the associated business drivers and accounting, please see Part I, Item 1. Business and Note 2. Summary of Significant Accounting Policies of the Notes to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K, and management’s discussion of the results of operations below.

Comparison of the years ended December 31, 2024 and 2023
Revenue
For the years ended December 31, 2024 and 2023 we generated 83% and 88%, respectively, of total revenue in the U.S. No other country accounted for more than 10% of total revenue during the years presented. International revenue comprised mainly transaction revenue in both years presented.

Transaction revenue

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%

Consumer, net(1)	$3,430,322	$1,334,018	$2,096,304	157
Institutional, net	345,598	90,164	255,434	283
Other transaction revenue, net(1)	210,193	95,472	114,721	120
Total transaction revenue	$3,986,113	$1,519,654	$2,466,459	162
__________________
(1)Prior period amounts were reclassified to conform to current period presentation. See Note 3. Revenue of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

Transaction revenue increased for the year ended December 31, 2024 as compared to 2023, due to:
•an increase in consumer transaction revenue of $2.6 billion due to a 195% increase in consumer Trading Volume. This increase was offset in part by a decrease of $482.5 million attributed to a lower average blended fee rate, primarily due to changes in the mix of Trading Volume from Simple to Advanced trading;
•an increase in institutional transaction revenue of $139.1 million primarily due to a 139% increase in institutional Trading Volume, as well as growth in revenue from derivatives trading on our international exchange, which was launched in the second quarter of 2023; and
•an increase in other transaction revenue of $77.8 million from transactions on Base, which was launched in the third quarter of 2023, as well as higher revenue from instant transfer withdrawals.
The percentage of transaction revenue from trading on our platform broken down by crypto asset was as follows:

	Year Ended December 31,		Change
	2024	2023	%

Bitcoin	30%	35%	(14)
Ethereum	13	17	(24)
Other crypto assets(1)	57	48	19
Total	100%	100%
____________________________________
(1)No other crypto asset individually represented more than 10% of the total.

Subscription and services revenue

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%

Stablecoin revenue	$910,464	$694,247	$216,217	31
Blockchain rewards	705,757	330,885	374,872	113
Interest and finance fee income(1)	265,799	186,685	79,114	42
Custodial fee revenue	141,706	69,501	72,205	104
Other subscription and services revenue(1)	283,407	125,568	157,839	126
Total subscription and services revenue	$2,307,133	$1,406,886	$900,247	64
__________________
(1)Prior period amounts were reclassified to conform to current period presentation. See Note 3. Revenue of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

Subscription and services revenue increased for the year ended December 31, 2024 as compared to 2023, due to:
•an increase in stablecoin revenue of $138.3 million primarily due to higher average customer USDC assets on platform and corporate balances, and $104.7 million attributable to an increase in overall USDC market capitalization, partially offset by increased expenses that are deducted prior to allocation of income from the arrangement with Circle;
•an increase of $350.5 million in blockchain rewards primarily due to higher average prices for Solana and Ethereum, as well as higher native units staked driving growth in both U.S. and international revenue, partially offset by a $62.3 million decrease attributable to changes in reward rates, primarily for Ethereum and Solana;
•an increase in interest and finance fee income primarily reflecting growth of $43.8 million in finance fees driven by higher average volumes of Prime Financing loan receivables, and growth of $25.0 million in interest income attributable to higher average customer custodial cash and cash equivalents balances;
•an increase in custodial fee revenue reflecting growth in average crypto assets and USDC under custody of $81.5 billion primarily driven by higher crypto asset prices, mainly Bitcoin, Solana, and Ethereum; and
•an increase in other subscription and services revenue primarily due to growth of $87.9 million in Coinbase One revenue, as the number of paid subscribers grew driven by positive market conditions and improvements to our product offerings, and an increase in revenue from expanding supported assets on our developer products.
Other revenue

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%

Corporate interest and other income	$270,782	$181,843	$88,939	49
Total other revenue	$270,782	$181,843	$88,939	49
Other revenue increased for the year ended December 31, 2024 as compared to 2023, primarily due to higher average cash and cash equivalents balances.
Operating expenses
Certain prior period amounts have been reclassified to conform to current period presentation.
Transaction expense

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%

Blockchain rewards fees	$455,946	$229,851	$226,095	98
Payment processing and account verification	150,897	76,795	74,102	96
Transaction rebates and commissions	122,372	6,876	115,496	nm
Transaction reversal losses	79,639	51,501	28,138	55
Blockchain transaction fees	80,926	55,467	25,459	46
Other	7,927	215	7,712	nm
Total transaction expense	$897,707	$420,705	$477,002	113
__________________
nm - not meaningful

Transaction expense increased for the year ended December 31, 2024 as compared to 2023, due to:
•higher blockchain rewards fees, which rose generally in line with blockchain rewards revenue;
•an increase in payment processing fees of $56.4 million, reflecting Trading Volume growth of 148%, offset in part by savings from reduced fees at higher volumes; and
•higher transaction rebates and commissions, driven primarily by rebates earned by institutional customers providing liquidity on our international exchange, driven by growth in volume.
There were no material changes to note within transaction reversal losses, blockchain transaction fees, or other.
Transaction expense as a percentage of total revenue will vary depending on the composition of the Company’s total revenue, as certain revenue streams incur little or no transaction costs while others have associated expenses. For example, if interest income and stablecoin revenue increase as a percentage of total revenue, transaction expenses as a percentage of total revenue will decrease as there are no transaction expenses directly attributed to these revenues. Conversely, if blockchain rewards increase as a percentage of total revenue, transaction expenses as a percentage of total revenue will increase since the majority of blockchain rewards revenue is distributed to the customer. There was no change in overall transaction expense as a percentage of total revenue when comparing the periods presented.
Technology and development

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%

Personnel-related	$1,038,154	$936,881	$101,273	11
Website hosting and infrastructure	228,392	192,009	36,383	19
Amortization, depreciation, and impairment	122,595	131,611	(9,016)	(7)
Other	79,111	64,040	15,071	24
Total technology and development	$1,468,252	$1,324,541	$143,711	11
Technology and development expenses increased for the year ended December 31, 2024 as compared to 2023, due to:
•an increase in personnel-related expenses primarily reflecting higher stock-based compensation expense of $104.1 million as a result of the 2023 annual employee equity awards being granted at a lower stock price as compared to the 2024 annual employee equity awards, offset in part by the roll-off of non-recurring multi-year stock-based compensation awards. Further, personnel-related expenses increased $42.6 million due to higher average headcount; and
•higher website hosting and infrastructure expenses driven by increased activity on our platform.
There were no material changes to note within amortization, depreciation, and impairment or other.
Sales and marketing

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%

Marketing programs	$247,087	$134,018	$113,069	84
USDC rewards	224,255	34,944	189,311	542
Personnel-related	151,054	143,762	7,292	5
Other	32,048	19,588	12,460	64
Total sales and marketing	$654,444	$332,312	$322,132	97

Sales and marketing expenses increased for the year ended December 31, 2024 as compared to 2023, due to:
•an increase in marketing programs expenses primarily due to $75.4 million higher digital advertising spend, and an increase in customer referral and other promotional initiatives; and
•an increase in USDC rewards payouts of $112.4 million due to higher reward rates offered to customers in an effort to enhance customer acquisition, retention, and platform engagement, with the remainder primarily due to growth in average customer USDC assets on platform.
There were no material changes to note within personnel-related or other.
General and administrative

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%

Personnel-related	$608,786	$571,083	$37,703	7
Professional services	202,956	182,908	20,048	11
Customer support (1)	124,940	48,804	76,136	156
Other	363,575	271,513	92,062	34
Total general and administrative	$1,300,257	$1,074,308	$225,949	21
__________________
(1)Excludes personnel-related and professional services expenses.
General and administrative expenses increased for the year ended December 31, 2024 as compared to 2023, due to:
•an increase in personnel-related expenses largely driven by increased stock-based compensation expense as a result of the 2023 annual employee equity awards being granted at a lower stock price as compared to the 2024 annual employee equity rewards;
•higher professional services expenses driven by an increase of $30.0 million in legal advisory services, offset in part by lower business consulting expenses;
•an increase in customer support costs as a result of increased capacity needs. Our capacity needs typically increase in periods following higher Trading Volumes; and
•an increase in other, largely reflecting:
▪an additional $33.3 million in policy spend as we increased our crypto advocacy efforts;
▪an increase of $31.0 million in taxes, licenses, and fees primarily due to higher indirect taxes directly associated with the growth in revenue and the application of certain indirect tax rules;
▪an increase in legal costs of $23.4 million due to higher spend; offset in part by
▪lower lease costs, as we recognized a one-time lease termination fee of $25.0 million during the year ended December 31, 2023 related to the closure of our San Francisco office space.
▪The remaining variance in other was due to increases across various expenses, with no material changes to note.

Gains on crypto assets held for operations, net

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%

Gains on crypto assets held for operations, net	$(71,725)	$—	$(71,725)	nm
_____________
nm - not meaningful

Gains on crypto assets held for operations, net during the year ended December 31, 2024 resulted primarily from flows of crypto assets held for operations during a period of rising crypto asset prices. Though gross inflows and outflows of these assets were each $1.5 billion in 2024, gains on changes in the fair value of the assets were limited as these assets are converted to cash or used for expenses nearly immediately after receipt.
Crypto asset impairment, net
During the year ended December 31, 2023, crypto asset impairment, net reflected a $34.7 million expense, driven by gross crypto asset impairments resulting from challenging crypto market conditions, followed by expense recoveries as we sold previously impaired assets at recovered prices. Beginning January 2024, we adopted ASU 2023-08, and as a result no longer record crypto asset impairments.
Restructuring
Restructuring expense was $142.6 million for the year ended December 31, 2023, comprising separation pay, stock-based compensation expense, and other personnel costs related to the workforce reduction in January 2023. There were no restructuring expenses for the year ended December 31, 2024.
Other operating expense, net

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%

Platform-related incidents	$28,070	$15,717	$12,353	79
Other	(20,137)	(5,457)	(14,680)	269
Total other operating expense, net	$7,933	$10,260	$(2,327)	(23)

There were no material changes to note within Other operating expense, net.
Interest expense

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%

Interest expense	$80,645	$82,766	$(2,121)	(3)
There were no material changes to note within Interest expense.
Gains on crypto assets held for investment, net

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%

Gains on crypto assets held for investment, net	$(687,055)	$—	$(687,055)	nm
__________________
nm - not meaningful
Gains on crypto assets held for investment, net during the year ended December 31, 2024 were primarily due to remeasurement of the fair value of crypto assets held, mainly reflecting increases in the prices of Bitcoin and Ethereum.

Other income, net

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%

Losses (gains) on strategic investments, net	$11,553	$(24,368)	$35,921	(147)
Gain on extinguishment of long-term debt, net	—	(117,383)	117,383	nm
Other	(40,627)	(25,832)	(14,795)	57
Total other income, net	$(29,074)	$(167,583)	$138,509	(83)
__________________
nm - not meaningful
Other income, net changed for the year ended December 31, 2024 as compared to 2023, due to:
•a decrease in gains on strategic investments, net driven by a gain of $49.9 million resulting from an equity investment transaction with Circle US Holding, Inc. during the third quarter of 2023; and
•a net gain on the repurchase of certain of our 2026 Convertible Notes and certain of our Senior Notes during 2023.
There were no material changes to note within other.
Provision for (benefit from) income taxes

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%

Provision for (benefit from) income taxes	$363,578	$(171,716)	$535,294	(312)
For the year ended December 31, 2024 as compared to 2023, the increase in provision for income taxes was primarily due to higher pretax income, partially offset by tax benefits from stock-based compensation. Additionally, the 2023 income tax provision reflected a benefit from the reduction of a valuation allowance recorded on impairment charges and strategic investments.
In December 2021, the Organization for Economic Cooperation and Development introduced Pillar Two model rules imposing a 15% global minimum tax on companies such as ours. We operate in several jurisdictions that have introduced Pillar Two legislation with effect from January 1, 2024. Pillar Two did not have a material impact on our tax provision for 2024. However, we may be impacted in future years as this framework is modified and adjusted in the jurisdictions where we operate.
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

•We believe it is useful to exclude certain items that we do not consider to be normal, recurring, cash operating expenses and therefore, not reflective of our ongoing business operations. For example, we exclude: (i) other (income) expense, net, as the income and expenses recognized in this line item are not part of our core operating activities and are considered non-operating activities under GAAP, (ii) gains and losses on crypto assets held for investment (post-adoption of ASU 2023-08) because such investments are considered primarily long-term holdings, we do not plan on engaging in regular trading of crypto assets, and, as an operating company, our investing activities in crypto are not part of our revenue generating activities, which are based on transactions on our platform and the sales of subscriptions and services, and (iii) the impact of our restructuring in 2023, which was not related to our normal business operations.
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
•depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;
•stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•net gains or losses on our crypto assets held for investment, net, after the adoption of ASU 2023-08;
•other (income) expense, net, which represents foreign exchange gains or losses, gains or losses on strategic investments, net, gains on the repurchase of certain of our long-term debt, and other non-operating income and expense activity;
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
Revised definition of Adjusted EBITDA
During the first quarter of 2024, we revised our definition of Adjusted EBITDA as follows and recast the prior period for comparability:
•to adjust for other (income) expense, net in total, as the entire line item represents non-operating activity, and as a majority of the activity recorded in other (income) expense, net had been included in the calculation of Adjusted EBITDA previously in separate rows while this combined presentation is more streamlined and easily reconciled to our Consolidated Statements of Operations;
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

The following table provides a reconciliation of Net income (loss) to Adjusted EBITDA. The prior period comparative reconciliation has been updated to conform to the current period presentation (in thousands):

	Year Ended December 31,
	2024	2023
Net income	$2,579,066	$94,871
Adjusted to exclude the following:
Provision for (benefit from) income taxes	363,578	(171,716)
Interest expense	80,645	82,766
Depreciation and amortization	127,518	139,642
Stock-based compensation expense(1)	912,838	780,668
Gains on crypto assets held for investment, net (post-adoption of ASU 2023-08)	(687,055)	—
Other income, net(2)	(29,074)	(167,583)
Non-recurring lease charges	—	31,955
Non-recurring accrued legal contingencies, settlements, and related costs	—	15,000
Impairment on crypto assets still held, net (pre-adoption of ASU 2023-08)	—	29,481
Restructuring	—	142,594
Adjusted EBITDA	$3,347,516	$977,678

Revised definition no longer adjusts for:
Crypto asset borrowing costs		$4,807
Other impairment expense		18,793
Revised definition newly adjusts for:
Additional other income, net(3)		(37,624)
Adjusted EBITDA, previous definition		$963,654
__________________
(1)Amount in 2023 excludes stock-based compensation expense recognized in relation to restructuring, which is included below in the restructuring line in this table. See Note 20. Restructuring, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
(2)See Note 16. Other (Income) Expense, Net, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
(3)Represents the portion of Other (income) expense, net that was not previously included as an adjustment to arrive at Adjusted EBITDA.
Liquidity and Capital Resources
We continue to believe our existing cash and cash equivalents and USDC will be sufficient in both the short and long term to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements. Our ability to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including market acceptance of crypto assets and blockchain technology, our growth, our ability to attract and retain customers on our platform, the continuing market acceptance of our products and services, the introduction of new subscription products and services on our platform, expansion of sales and marketing activities, and overall economic conditions. We anticipate satisfying our short-term cash requirements with our existing cash and cash equivalents and USDC and with future cash flows from operations and may satisfy our long-term cash requirements additionally with proceeds from a future equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Primary resources and commitments
Cash and cash equivalents and USDC
Our cash and cash equivalents and USDC balances consisted of the following (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents
Cash equivalents(1)	$6,607,023	$3,682,917
Cash held at banks	1,848,700	1,367,643
Cash held at venues	88,180	88,791
Total cash and cash equivalents	$8,543,903	$5,139,351

USDC(2)
USDC loaned(3)	$168,795	$205,645
USDC pledged as collateral(3)	329,832	29,577
USDC not loaned or pledged as collateral	743,181	340,806
Total USDC	$1,241,808	$576,028
__________________
(1)Cash equivalents consists of money market funds.
(2)USDC is a stablecoin redeemable on a one-to-one basis for U.S. dollars. While not accounted for as cash or cash equivalents, we treat our USDC holdings as a liquidity resource.
(3)USDC loaned represents loaned assets that do not meet the criteria for derecognition in our Consolidated Balance Sheets. USDC pledged as collateral represents assets pledged as collateral that do not meet derecognition criteria against our crypto asset borrowings in our Consolidated Balance Sheets. See Note 2. Summary of Significant Accounting Policies—Collateralized arrangements and financing of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
Long-term debt
On March 18, 2024, we issued $1.3 billion in aggregate principal amount of convertible senior notes that mature on April 1, 2030, unless converted, redeemed or repurchased on an earlier date. As of December 31, 2024, we held $4.3 billion in aggregate principal amount of long-term debt.
As market conditions warrant, we may, from time to time, repurchase our outstanding long-term debt securities in the open market, in privately negotiated transactions, by exchange transaction, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity, and other factors, and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material. In 2023, we repurchased $427.0 million in aggregate principal amount of our outstanding long-term debt securities for cash payments aggregating $303.5 million.
See Note 10. Long-Term Debt of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details on our long-term debt, including maturities and repurchases.
As of December 31, 2024 and 2023, our ratings with S&P Global Ratings were BB- for both issuer credit and senior unsecured debt. As of December 31, 2024 and 2023, our ratings with Moody’s Ratings were B2 for corporate family and B1 for guaranteed senior unsecured notes.
Other resources and commitments
Crypto assets
The Company holds crypto assets for investment and operating purposes, as well as borrowed crypto assets and crypto assets held as collateral. Effective January 1, 2024, we adopted ASU 2023-08 using a modified retrospective approach and recognized an associated fair value adjustment of $739.5 million on the crypto assets we held at that time. This adjustment caused the carrying values of the crypto assets we already held at the time to reflect their fair values and, as such, this adjustment does not represent additional capital resources generated during 2024.
Crypto assets held for operations
We primarily receive crypto assets held for operations as payments for transaction revenue, blockchain rewards, custodial fee revenue, and other subscriptions and services revenue. Our intent is to convert crypto assets received as a form of payment to cash or to use them to fulfill expenses, primarily blockchain rewards, nearly immediately. During times of instability in the crypto assets market, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets held for operations are considered less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. See Note 5. Crypto Assets Held for Operations of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional details.
Crypto assets held as collateral
Crypto assets held as collateral represent institutional customers’ crypto assets pledged as collateral on certain Prime Financing loans. See Note 4. Collateralized Arrangements and Financing of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional details related to collateral held and our obligation to return collateral. As Prime Financing grows, we will continue to evaluate how to best utilize these resources to help fund the growth of this business.
Crypto assets borrowed and borrowings
We borrow crypto assets from eligible institutional customers. These borrowings generally have open-ended terms or have a term of less than one year. We are required to maintain a collateral to loan ratio per our borrowing agreements. Any significant change in crypto asset prices could impact the value of the crypto assets borrowed or the value of crypto assets pledged as collateral. If crypto asset prices rise, we will post additional collateral to maintain required collateral loan ratios. We were in compliance with all collateral requirements as of December 31, 2024. See Note 4. Collateralized Arrangements and Financing of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional details relating to crypto assets borrowed and borrowings.
Crypto assets held for investment
We view our crypto asset investments as primarily long-term holdings and we do not and do not plan to engage in regular trading of these crypto assets. In case of a liquidity stress event, or for other episodic purposes, which may necessitate the use of these assets, we may change our policy and sell crypto assets held for investment to generate liquidity. See Note 7. Crypto Assets Held for Investment of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional details.
Customer assets and liabilities
Recognized customer assets and liabilities comprise customer custodial funds and corresponding customer custodial liabilities that represent our obligation to return these assets to the customers. We also hold additional customer Assets on Platform that we do not recognize in our Consolidated Balance Sheets. See Key Business Metrics—Assets on Platform above, and Note 2. Summary of Significant Accounting Policies—Customer custodial funds and Customer custodial fund liabilities of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional details. We do not use customer crypto assets as collateral for any loan, margin, rehypothecation, or other similar activities to which we or our affiliates are a party, without the customer’s consent.

Our business model does not expose us to liquidity risk if we have excessive redemptions or withdrawals from customers. As of December 31, 2024, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. See Risk Factors—Depositing and withdrawing crypto assets into and from our platform involves risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely affect our business, operating results, and financial condition included in Part I, Item 1A of this Annual Report on Form 10-K for further information.
Capital requirements and contractual obligations
Certain jurisdictions where we operate require us to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all customer custodial fund liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial funds, and in-transit customer receivables. As of December 31, 2024 and 2023, our eligible liquid assets were greater than the aggregate amount of customer custodial fund liabilities. We are also required to hold corporate liquid assets at our subsidiaries to meet capital requirements established by our regulators based on the value of crypto assets held in custody. As of December 31, 2024, we were in compliance with these capital requirements.
As of December 31, 2024, our material cash requirements and contractual obligations arising in the normal course of business due within the next 12 months and in total consisted of the following (in thousands):

	Amounts Due
	Next 12 Months	Total
Operating leases(1)	$9,885	$132,327
Non-cancelable purchase obligations(2)	119,874	198,486
Long-term debt(3)
Interest	70,010	349,089
Principal	—	4,275,470
Total	$199,769	$4,955,372
_______________
(1)    Primarily relating to lease payments due for corporate offices. See Note 12. Other Consolidated Balance Sheets Details of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional details.
(2)    Committed spend for non-cancellable purchase obligations greater than $2.0 million per obligation, primarily relating to technology and marketing.
(3)    Assumes that our long-term debt is not repurchased, redeemed, or converted prior to maturity. See Note 10. Long-Term Debt of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional details.
See Notes 12. Other Consolidated Balance Sheets Details, 17. Income Taxes, and 21. Commitments and Contingencies of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional details relating to our short- and long-term material cash requirements and contractual obligations as of December 31, 2024.
In October 2024, our board of directors authorized a share repurchase program of up to $1.0 billion of our Class A common stock without expiration (the “Share Repurchase Program”). Repurchases may be made at management’s discretion from time to time on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), through privately negotiated transactions, or by other methods in accordance with applicable securities laws and other restrictions. The timing and amount of any repurchases will depend on market conditions and other considerations. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our Class A common stock, and the program may be modified, suspended, or discontinued at any time. We anticipate that repurchases under the Share Repurchase Program will be funded using our existing cash and cash equivalents and USDC and with future cash flows from operations. As of December 31, 2024, no shares have been repurchased under the Share Repurchase Program.
Cash flows
The following table summarizes our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$2,556,844	$922,951
Net cash (used in) provided by investing activities	(282,385)	5,392
Net cash provided by (used in) financing activities	2,828,921	(811,332)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$5,103,380	$117,011

Change in customer custodial cash and cash equivalents	$1,634,934	$(585,666)
Operating activities
Our largest source of cash provided by operations are revenues generated from transaction fees. Our primary uses of cash from operating activities include payments to employees for compensation, website hosting and infrastructure services, and professional services.
Net cash provided by operating activities increased by $1.6 billion for the year ended December 31, 2024 as compared to 2023 primarily due to:
•an increase in cash as a result of the $3.5 billion increase in total revenue; offset in part by
•a $801.7 million increase in cash used to purchase USDC in order to facilitate growth in Prime Financing as well as to provide liquidity for normal business operations;
•a $115.2 million increase in cash used for annual employee performance compensation given our strong financial performance during the prior year;
•a $106.1 million increase in cash used to pay income taxes; and
•an overall increase in other cash expenses as we continue to grow our business.
Investing activities
Net cash used in investing activities increased by $287.8 million for the year ended December 31, 2024 as compared to 2023 due to:
•an increase of $138.6 million in cash used for the origination of fiat loans, net of repayments, reflecting growth in Prime Financing and lower net cash inflows in 2024 related to the discontinuation of a retail lending program; and
•$41.6 million in cash provided by net sales of crypto assets held for investment for the year ended December 31, 2024, as compared to $184.0 million in cash provided by net sales of crypto assets held prior to the adoption of ASU 2023-08 for the year ended December 31, 2023.
Financing activities
Net cash provided by financing activities increased by $3.6 billion for the year ended December 31, 2024 as compared to 2023 primarily due to:
•a $1.9 billion increase in customer custodial cash attributable to increased Trading Volume;

•a $1.1 billion net increase in cash due to proceeds from the issuance of our 2030 Convertible Notes less cash paid for associated capped calls;
•a $303.5 million decrease in cash outflows in 2024 related to long-term debt repurchases in 2023; and
•a $22.5 million net increase in recognized fiat collateral pledged by institutional customers related to Prime Financing loans.
Critical Accounting Estimates
Our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of our Consolidated Financial Statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.
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
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to non-crypto intangible assets. These intangible assets do not have observable prices and have primarily consisted of customer relationships, developed technology, licenses, trademarks and trade names, and non-compete agreements, which are subsequently measured at acquisition date fair value, less accumulated amortization. These estimates and assumptions can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, the number of working hours required to recreate the intangible asset (if following the cost approach), and the estimated useful lives. Changes in these assumptions could affect the carrying value of these assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates.
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
Strategic investments
We hold strategic investments in privately held companies in the form of equity securities without readily determinable fair values in which we do not have a controlling interest or significant influence. The vast majority of these investments are accounted for under the measurement alternative method (“the measurement alternative”) and are measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer (“pricing adjustments”). We determined that valuation of privately-held strategic investments represents a critical accounting estimate because impairment evaluations involve significant judgment, estimates, and assumptions, and to the extent that these estimates and assumptions change materially or if actual circumstances differ from those in the assumptions, our financial statements could be materially impacted.
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
We anticipate volatility to our net income (loss) in future periods due to changes in the fair values associated with these investments and changes in observable prices and similar transactions that could impact our fair value assessments. Based on future market conditions, these changes could be material to our financial statements. For more information regarding these market conditions and related sensitivity, see the section titled “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Equity investment risk. See Note 13. Fair Value Measurements of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes in our strategic investments for the years ended December 31, 2024 and 2023.
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
We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. Assessing the need for a valuation allowance requires a great deal of judgment and we consider all available evidence, both positive and negative, to determine whether it is more likely than not that our deferred tax assets are recoverable. We evaluate all available evidence including, but not limited to, history of earnings and losses, forecasts of future taxable income, and the weight of evidence that can be objectively verified. See Note 17. Income Taxes of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes in our valuation allowance for the years ended December 31, 2024, 2023, and 2022.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within the provision for income taxes. See Note 17. Income Taxes of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes in unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022.

For U.S. federal tax purposes, crypto asset transactions are treated under the same tax principles as property transactions. We recognize a gain or loss when crypto assets are exchanged for other property, in the amount of the difference between the fair market value of the property received and the tax basis of the exchanged crypto assets. Receipts of crypto assets in exchange for goods or services are included in taxable income at the fair market value on the date of receipt.

Legal and other contingencies
We are subject to various legal proceedings and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain, and such uncertainty may be enhanced due to the industry in which we operate. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. In addition, we record recoveries of these losses when it is probable that they will be collected. These estimates are highly sensitive to change and involve variables that are not completely within our control nor practicable to model, including decisions made by regulators and settlement negotiations. Resolution of legal and other contingencies in a manner inconsistent with management’s expectations could have a material impact on our financial condition and results of operations. See the section titled “—Results of operations—Comparison of the years ended December 31, 2024 and 2023—Operating expenses—General and administrative” above for discussion of material changes in legal and other contingencies during the years ended December 31, 2024 and 2023.
Recent accounting pronouncements
See Note 2. Summary of Significant Accounting Policies—Recent accounting pronouncements of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of new accounting pronouncements adopted and not yet adopted as of the date of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to our financial statements associated with the effect of changes in market factors, including risks associated with interest rates, foreign currency, derivatives, equity investments, and crypto assets. These assets, liabilities, and equities are held for purposes other than trading.
Interest Rate Risk
Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents and customer custodial funds and from our arrangement with Circle Internet Financial (“Circle”).
Our investment policy and strategy related to our cash and cash equivalents and customer custodial funds is to preserve capital and meet liquidity requirements without increasing risk. These funds consist of cash deposits and money market funds, and therefore the fair value of our cash and cash equivalents and customer custodial funds would not be significantly affected by either an increase or a decrease in interest rates. However, the amount of interest we earn on these balances, especially the cash equivalents, may be significantly impacted. The Federal Reserve has adjusted the Federal Funds Rate significantly in recent years in an effort to control inflation, raising it from a low of under 0.1% as of March 2022 to a peak of 5.33% from July 2023 to September 2024, followed by declines to arrive at 4.33% as of December 31, 2024. This activity reflects an increase of over 500 basis points, followed by a decrease of nearly 100 basis points, and as a result, we believe additional significant changes in interest rates are reasonably possible. The gross increase between December 31, 2022 and December 31, 2024, a period which we currently deem to be a reasonable proxy for near term future changes in interest rates, was approximately 200 basis points. A hypothetical 200 basis points increase or decrease in average interest rates applied to our average month end cash equivalents balances for the years ended December 31, 2024 and 2023, would have resulted in an impact of $165.8 million and $122.9 million, respectively, on interest earned on these funds.
We also earn stablecoin revenue from an arrangement with Circle. Interest income is earned by Circle on USDC reserve balances held. Circle reported that, as of December 31, 2024, underlying reserves were held in cash within segregated accounts titled for the benefit of USDC holders and a government money market fund that held cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements, and therefore the fair value of these balances would not be significantly affected by either an increase or a decrease in interest rates. However, the related amount of stablecoin revenue we earn may be significantly impacted. A hypothetical 200 basis points increase or decrease in average interest rates applied to daily USDC reserve balances held by Circle for the years ended December 31, 2024 and 2023, would have resulted in an impact of $387.8 million and $294.2 million, respectively, on stablecoin revenue.

Foreign Currency Risk
Foreign currency transaction risk
Revenues, expenses, and financial results of our foreign subsidiaries are recorded in the functional currency of these subsidiaries. Our foreign currency exposure is primarily related to transactions denominated in Euros and British Pounds attributable to cash and cash equivalents, customer custodial funds and customer custodial fund liabilities, and intercompany transactions where the transaction currency is different from a subsidiary’s functional currency. Changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our results of operations as expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in our results of operations and cash flows as a result of changes in foreign currency exchange rates, including from gains or losses on the settlement and the remeasurement of monetary assets and liabilities denominated in foreign currencies that are not the functional currency of the respective entity. From time to time, we may enter into derivatives or other financial instruments in an attempt to hedge our exposure to foreign currency exchange risk. No such instruments were outstanding as of December 31, 2024 and 2023 or during the year ended December 31, 2024.
See Note 16. Other (Income) Expense, Net of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for losses on foreign exchange, net for the years ended December 31, 2024 and 2023. If an adverse 10% foreign currency exchange rate change was applied to the largest foreign currency exposure (e.g. Euro) or to all foreign currency exposures in aggregate, of monetary assets, liabilities, and commitments denominated in currencies other than its functional currency as of December 31, 2024 and 2023, it would not have a material impact on our financial results. Our international operations expose us to exchange rate fluctuations otherwise. Such fluctuations could have a material impact on our future results of operations and cash flows, the impact of which is difficult to predict as it depends on many factors that we cannot forecast with reliable accuracy, including the volume and nature of our transactions and the particular currencies in which these transactions are denominated.
Foreign currency translation risk
Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. See our Consolidated Statements of Comprehensive income (loss) in Part II, Item 8 of this Annual Report on Form 10-K for translation adjustments for the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024 and 2023, a 10% increase or decrease in foreign currency exchange rates used in translating the financial statements of subsidiaries with functional currencies other than our reporting currency would not have a material impact on our financial results.
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

As of December 31, 2024 and 2023, our strategic equity investments in privately held companies were $374.2 million and $343.0 million, respectively. Adjustments to the fair value of our investments are recorded in Other (income) expense, net in our Consolidated Statements of Operations. During the years ended December 31, 2024 and 2023, we recognized immaterial impairment expense related to our strategic investments in privately held companies. We anticipate volatility to our net income (loss) in future periods due to changes in the fair values associated with these investments and observable price changes in similar transactions that could impact our fair value assessments. Based on future market conditions, these changes could be material to our financial results. For more information, see Notes 2. Summary of Significant Accounting Policies—Investments and 13. Fair Value Measurements of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Market Risk of Crypto Assets
We generate a large portion of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction and may vary depending on payment type and the value of the transaction. We also generate a large portion of our total revenue from our subscription products and services, and such revenue has grown over time. Accordingly, crypto asset price risk could adversely affect our operating results. In particular, our future profitability may depend upon the market price of Bitcoin, Ethereum, and Solana, as well as other crypto assets. Crypto asset prices, along with our operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of Bitcoin, Ethereum, Solana, and other crypto assets has in the past had and could in the future have an adverse effect on our earnings and our future cash flows. This may also affect our liquidity and ability to meet ongoing obligations.
In addition to the exposures described above, we hold crypto assets for various reasons. As of December 31, 2024, we held the following crypto assets: $1.6 billion held for investment; $261.1 million that were borrowed; $82.8 million held for operations; and $767.5 million held as collateral. In addition, as of December 31, 2024, customers had pledged $178.6 million of crypto assets that are not recognized as collateral. See Note 2. Summary of Significant Accounting Policies of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of these different categories of assets.
Beginning on January 1, 2024, as a result of our adoption of ASU 2023-08, we changed how we value and present crypto assets held in our Consolidated Balance Sheets and thus there are no comparable figures reported in our Consolidated Balance Sheets as of December 31, 2023. However, prior to adoption, we classified our crypto assets held according to these same categories and have utilized these balances in preparing the following disclosures.
Crypto assets held for investment are primarily held long term, and historically, we have not attempted to reduce our market risk exposure associated with these crypto assets. Crypto asset prices have been volatile, as demonstrated by the one year historical volatility of Bitcoin and Ethereum of approximately 50% implied from the annualized standard deviation of daily price returns observed in the past 24 months. A hypothetical 50% increase or decrease in crypto assets prices as of December 31, 2024 and 2023 would result in a $776.5 million and $514.0 million impact, respectively, to the value of our Crypto assets held for investment and would have, under ASU 2023-08, been recorded as a gain or loss in our Consolidated Statements of Operations.
Our market risk exposure on all remaining categories of crypto assets that we hold is limited, either due to their short-term nature or to naturally offsetting positions. Crypto assets held for operations are received as a form of payment and are converted to cash or used to fulfill expenses, primarily blockchain rewards, nearly immediately, and therefore are subject to limited market risk. A hypothetical 10% increase or decrease in crypto asset prices applied to the value of our Crypto assets held for operations as of December 31, 2024 and 2023, and applied to the simple average of our gross inflows and outflows of these assets for their weighted average period outstanding during 2024, would not have a material impact on our Consolidated Financial Statements. Our market risk exposure on Crypto assets borrowed and Crypto assets held as collateral is limited through naturally offsetting positions of the crypto asset borrowings and obligation to return crypto asset collateral which contain embedded derivatives that are remeasured each reporting period. See —Borrowings and related collateral derivative positions below. Similarly, we do not have market risk exposure on crypto assets received but not recognized as collateral as we are obligated to return that collateral.
Market Risk of Derivatives
We have exposure to derivatives measured and recorded at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility.
Strategic derivative positions
In certain market conditions, we may opportunistically employ derivative strategies within a disciplined risk management framework to attempt to hedge our exposure to foreign currency or crypto assets held for investment. We did not have any such positions as of December 31, 2024 or 2023.
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

	December 31,
	2024	2023
Gross Financing Derivatives	$1,067,594	$416,988
Net Financing Positions	$—	$73
The following table presents the impact of changes in fair value of the derivatives noted above when considered gross and net of the naturally offsetting non-derivative positions in our Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2024	2023
Losses on Gross Financing Derivatives(1)	$(114,521)	$(103,338)
Losses on Net Financing Positions(2)	$—	$(5,016)
__________________
(1)Gains and losses on derivatives are recorded in our Consolidated Statements of Operations in the locations shown in Note 11. Derivatives of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)As of January 1, 2024, the date of our adoption of ASU 2023-08, net gains and losses after considering the associated naturally offsetting non-derivative positions are recorded in Transaction expense in the Consolidated Statements of Operations. Prior to adoption of ASU 2023-08, net gains and losses after considering the naturally offsetting non-derivative positions were recorded in Other operating expense, net in the Consolidated Statements of Operations.

As of December 31, 2024 and 2023, a hypothetical 50% increase or decrease in the fair value of these derivative positions, after considering the associated naturally offsetting positions, would not have a material impact on our Consolidated Financial Statements. This hypothetical 50% is calculated as discussed above under Market Risk of Crypto Assets, as the fair value of these derivatives is also derived primarily from the volatility of Bitcoin and Ethereum over a similar period.
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

	December 31,
	2024	2023
Gross Other Derivatives	$228,712	$65,082
The following table presents the impact of changes in fair value of the derivatives noted above in our Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2024	2023
Gains on Gross Other Derivatives(1)	$83,269	$37,031
__________________
(1)Gains and losses on derivatives are recorded in our Consolidated Statements of Operations in the locations shown in Note 11. Derivatives of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
As of December 31, 2024 and 2023, a hypothetical 10% increase or decrease in the fair value of these Other Derivatives positions would not have a material impact on our Consolidated Financial Statements.
For more information on our derivatives, see Notes 2. Summary of Significant Accounting Policies—Derivative contracts, 4. Collateralized Arrangements and Financing, 6. Accounts Receivable, Net, 11. Derivatives, and 12. Other Consolidated Balance Sheets Details of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Coinbase Global, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coinbase Global, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of Operations, Comprehensive Income (Loss), Changes in Stockholders’ Equity, and Cash Flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Crypto Assets Held in Cold Storage — including Corporate Crypto Assets Held, USDC and Customer Crypto Assets - Refer to Notes 2, 4, 5, 7, 11 and 21 of the financial statements

Critical Audit Matter Description
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
•We consulted with subject matter experts regarding our planned audit response to address certain risks of material misstatement of crypto assets in cold storage.
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
Commitments and Contingencies - SEC complaint and legal actions by U.S. state securities regulators — Refer to Note 21 to the financial statements

Critical Audit Matter Description
The Securities and Exchange Commission (“SEC”) filed a complaint against the Company in 2023 alleging that the Company has acted as an unregistered securities exchange, broker, and clearing agency and has, through its staking program, offered and sold securities without registering its offers and sales. Additionally, the Company is the subject of various legal actions initiated by U.S. state securities regulators. The Company reviews its lawsuits, regulatory investigations, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the financial statements. Because the outcome of these matters remains uncertain, the Company has not recorded or disclosed a loss contingency as of December 31, 2024. An adverse resolution of the SEC’s complaint or legal actions initiated by U.S. state securities regulators could have a material impact on the Company’s business and financial statements.
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
•We evaluated events subsequent to December 31, 2024 that might impact our evaluation of the probability of loss, including any related accrual or disclosure.
•We obtained written representations from executives of the Company.
•We evaluated whether the Company's disclosures were consistent with our testing.

/s/ Deloitte & Touche LLP
San Francisco, California
February 13, 2025
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Coinbase Global, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coinbase Global, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Francisco, California
February 13, 2025

Coinbase Global, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$8,543,903	$5,139,351
Restricted cash and cash equivalents	38,519	22,992
USDC	1,241,808	576,028
Customer custodial funds	6,158,949	4,570,845
Crypto assets held for operations	82,781	74,103
Loan receivables	475,370	193,425
Crypto assets held as collateral	767,484	354,008
Crypto assets borrowed	261,052	45,212
Accounts receivable, net	265,251	168,290
Other current assets	277,536	212,540
Total current assets	18,112,653	11,356,794
Crypto assets held for investment	1,552,995	330,610
Deferred tax assets	941,298	1,272,233
Software and equipment, net	200,080	192,550
Goodwill	1,139,670	1,139,670
Intangible assets, net	46,804	86,422
Other non-current assets	548,451	375,622
Total assets	$22,541,951	$14,753,901
Liabilities and Stockholders’ Equity
Current liabilities:
Customer custodial fund liabilities	$6,158,949	$4,570,845
Accounts payable	63,316	39,294
Crypto asset borrowings	300,110	62,980
Obligation to return collateral	792,125	355,071
Accrued expenses and other current liabilities	626,820	456,889
Total current liabilities	7,941,320	5,485,079
Long-term debt	4,234,081	2,979,957
Other non-current liabilities	89,708	7,216
Total liabilities	12,265,109	8,472,252
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 500,000 shares authorized and zero shares issued and outstanding at each of December 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value; 10,000,000 shares authorized at December 31, 2024 and December 31, 2023; 209,762 and 195,192 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.00001 par value; 500,000 shares authorized at December 31, 2024 and December 31, 2023; 43,878 and 46,856 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	5,365,990	4,491,571
Accumulated other comprehensive loss	(50,051)	(30,270)
Retained earnings	4,960,901	1,820,346
Total stockholders’ equity	10,276,842	6,281,649
Total liabilities and stockholders’ equity	$22,541,951	$14,753,901
The accompanying notes are an integral part of these Consolidated Financial Statements.

Coinbase Global, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Net revenue	$6,293,246	$2,926,540	$3,148,815
Other revenue	270,782	181,843	45,393
Total revenue	6,564,028	3,108,383	3,194,208
Operating expenses:
Transaction expense	897,707	420,705	629,880
Technology and development	1,468,252	1,324,541	2,326,354
Sales and marketing	654,444	332,312	510,089
General and administrative	1,300,257	1,074,308	1,600,586
Gains on crypto assets held for operations, net	(71,725)	—	—
Crypto asset impairment, net	—	(34,675)	722,211
Restructuring	—	142,594	40,703
Other operating expense, net	7,933	10,260	74,593
Total operating expenses	4,256,868	3,270,045	5,904,416
Operating income (loss)	2,307,160	(161,662)	(2,710,208)
Interest expense	80,645	82,766	88,901
Gains on crypto assets held for investment, net	(687,055)	—	—
Other (income) expense, net	(29,074)	(167,583)	265,473
Income (loss) before income taxes	2,942,644	(76,845)	(3,064,582)
Provision for (benefit from) income taxes	363,578	(171,716)	(439,633)
Net income (loss)	$2,579,066	$94,871	$(2,624,949)
Net income (loss) attributable to common stockholders:
Basic	$2,577,755	$94,752	$(2,624,949)
Diluted	$2,591,248	$94,751	$(2,631,179)
Net income (loss) per share:
Basic	$10.42	$0.40	$(11.81)
Diluted	$9.48	$0.37	$(11.83)
Weighted-average shares of common stock used to compute net income (loss) per share:
Basic	247,374	235,796	222,314
Diluted	273,377	254,391	222,338
The accompanying notes are an integral part of these Consolidated Financial Statements.

Coinbase Global, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$2,579,066	$94,871	$(2,624,949)
Other comprehensive (loss) income:
Translation adjustment	(19,653)	9,077	(41,502)
Income tax effect	128	741	(6,291)
Translation adjustment, net of tax	(19,781)	8,336	(35,211)
Comprehensive income (loss)	$2,559,285	$103,207	$(2,660,160)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Coinbase Global, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at January 1, 2022	217,117	$2	$2,034,658	$(3,395)	$4,350,424	$6,381,689
Issuance of equity instruments as consideration for business combinations	1,663	—	314,356	—	—	314,356
Issuance of common stock to settle contingent consideration	58	—	4,661	—	—	4,661
Issuance of common stock upon settlement of stock awards, net of shares withheld	7,870	—	(351,867)	—	—	(351,867)
Issuance of common stock upon exercise of stock options, net of repurchases	3,883	—	56,737	—	—	56,737
Issuance of common stock under the Employee Stock Purchase Plan (“ESPP”)	275	—	21,622	—	—	21,622
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	1,683,840	—	—	1,683,840
Other	—	—	3,679	—	—	3,679
Other comprehensive loss	—	—	—	(35,211)	—	(35,211)
Net loss	—	—	—	—	(2,624,949)	(2,624,949)
Balance at December 31, 2022	230,866	$2	$3,767,686	$(38,606)	$1,725,475	$5,454,557
Issuance of equity instruments as consideration for business combination	961	—	11,302	—	—	11,302
Issuance of common stock to settle contingent consideration	28	—	2,291	—	—	2,291
Issuance of common stock upon settlement of stock awards, net of shares withheld	6,833	—	(277,798)	—	—	(277,798)
Issuance of common stock upon exercise of stock options, net of repurchases	2,979	—	50,804	—	—	50,804
Issuance of common stock under the ESPP	381	—	18,959	—	—	18,959
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	834,285	—	—	834,285
Stock-based compensation expense recognized in relation to restructuring	—	—	84,042	—	—	84,042
Other comprehensive income	—	—	—	8,336	—	8,336
Net income	—	—	—	—	94,871	94,871
Balance at December 31, 2023	242,048	$2	$4,491,571	$(30,270)	$1,820,346	$6,281,649
Cumulative-effect adjustment due to the adoption of Accounting Standards Update (“ASU”) 2023-08, net of tax	—	—	—	—	561,489	561,489
Issuance of common stock upon settlement of stock awards, net of shares withheld	5,608	—	(117,225)	—	—	(117,225)
Issuance of common stock upon exercise of stock options, net of repurchases	5,661	—	126,733	—	—	126,733
Issuance of common stock under the ESPP, net of shares withheld	361	—	18,597	—	—	18,597
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	960,906	—	—	960,906
Purchases of capped calls	—	—	(104,110)	—	—	(104,110)
Other	(38)	—	(10,482)	—	—	(10,482)
Other comprehensive loss	—	—	—	(19,781)	—	(19,781)
Net income	—	—	—	—	2,579,066	2,579,066
Balance at December 31, 2024	253,640	$2	$5,365,990	$(50,051)	$4,960,901	$10,276,842
The accompanying notes are an integral part of these Consolidated Financial Statements.

Coinbase Global, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$2,579,066	$94,871	$(2,624,949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	127,518	139,642	154,069
Investment impairment expense	18,717	29,375	101,445
Stock-based compensation expense	912,838	780,668	1,565,823
Deferred income taxes	151,315	(216,334)	(468,035)
Gains on crypto assets held for operations, net	(71,725)	—	—
Gains on crypto assets held for investment, net	(687,055)	—	—
Gain on extinguishment of long-term debt, net	—	(117,383)	—
Gains on crypto assets held, net (prior to ASU 2023-08)	—	(145,594)	(36,666)
Crypto asset impairment expense (prior to ASU 2023-08)	—	96,783	757,257
Crypto assets received as revenue (prior to ASU 2023-08)	—	(460,878)	(470,591)
Crypto asset payments for expenses (prior to ASU 2023-08)	—	298,255	383,221
Other operating activities, net	4,172	97,340	84,455
Net changes in operating assets and liabilities	(478,002)	326,206	(1,031,448)
Net cash provided by (used in) operating activities	2,556,844	922,951	(1,585,419)
Cash flows from investing activities
Business combinations, net of cash acquired	—	(30,730)	(186,150)
Fiat loans originated	(1,700,055)	(586,691)	(207,349)
Proceeds from repayment of fiat loans	1,488,500	513,698	327,539
Purchase of crypto assets held (prior to ASU 2023-08)	—	(277,367)	(1,400,032)
Sale of crypto assets held (prior to ASU 2023-08)	—	461,325	969,185
Other investing activities, net	(70,830)	(74,843)	(167,015)
Net cash (used in) provided by investing activities	(282,385)	5,392	(663,822)
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	126,140	47,944	51,497
Taxes paid related to net share settlement of equity awards	(117,225)	(277,798)	(351,867)
Customer custodial fund liabilities	1,638,087	(274,822)	(5,562,558)
Issuance of convertible senior notes, net	1,246,025	—	—
Purchases of capped calls	(104,110)	—	—
Repayment of long-term debt	—	(303,533)	—
Fiat received as collateral	567,806	66,014	—
Fiat received as collateral returned	(544,228)	(64,952)	—
Proceeds from short-term borrowings	—	31,640	190,956
Repayments of short-term borrowings	—	(52,122)	(191,073)
Other financing activities, net	16,426	16,297	24,527
Net cash provided by (used in) financing activities	2,828,921	(811,332)	(5,838,518)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	5,103,380	117,011	(8,087,759)
Effect of exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(48,367)	8,772	(163,257)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	9,555,429	9,429,646	17,680,662
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$14,610,442	$9,555,429	$9,429,646
The accompanying notes are an integral part of these Consolidated Financial Statements.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

F
1. NATURE OF OPERATIONS
Coinbase, Inc. was founded in 2012. In April 2014, in connection with a corporate reorganization, Coinbase, Inc. became a wholly-owned subsidiary of Coinbase Global, Inc. (together with its consolidated subsidiaries, the “Company”).
The Company provides a trusted platform that serves as a compliant on-ramp to the onchain economy and enables users to engage in a wide variety of activities with their crypto assets in both proprietary and third-party product experiences enabled by access to decentralized applications. The Company offers (i) consumers their primary financial account for the cryptoeconomy, (ii) institutions a full-service prime brokerage platform with access to deep pools of liquidity across the crypto marketplace, and (iii) developers a suite of products granting access to build onchain.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and preparation
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries – entities in which the Company holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. The Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair presentation of the Company’s Financial Statements.
Preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions in the Consolidated Financial Statements and notes thereto. Significant estimates and assumptions include the determination of the recognition, measurement, and valuation of current and deferred income taxes; the fair value of performance stock-based awards issued; the useful lives of long-lived assets; the impairment of long-lived assets; the valuation of privately-held strategic investments, including impairments; the identification and valuation of assets acquired and liabilities assumed in business combinations; the fair value of derivatives; loss contingency identification and valuation, including assessing the likelihood of adverse outcomes from positions, claims, and disputes, recoveries of losses recorded, and associated timing.
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
Certain prior period amounts in the Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.
Change in accounting principle
Safeguarding customer crypto assets and safeguarding customer crypto liabilities
On January 30, 2025, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 122 (“SAB 122”). SAB 122 rescinds the previously-issued interpretative guidance included within SAB 121 with respect to accounting for obligations to safeguard crypto assets that an entity holds for its customers. SAB 122 directs an entity to apply Accounting Standards Codification

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

(“ASC”) 450-20, Loss Contingencies to determine whether an entity has a liability related to risk of loss from an obligation to safeguard crypto assets for customers. The Company has adopted SAB 122 as of December 31, 2024 on a retrospective basis. As a result of the adoption of SAB 122, the Company has derecognized the Safeguarding customer crypto assets and Safeguarding customer crypto liabilities, and related deferred tax asset and liability, previously recognized in the Consolidated Financial Statements. The Company has also reclassified crypto assets held as collateral and the related obligation to return collateral that were previously recognized within Safeguarding customer crypto assets and Safeguarding customer crypto liabilities to conform to current year presentation.
In accordance with GAAP, the periods presented have been retrospectively adjusted to reflect this change, with no impact on revenue, operating income, net income, earnings per share, or any other components of equity or net assets. The following table shows the changes in presentation in the Consolidated Balance Sheets upon the Company’s change in accounting principle to reflect the derecognition of Safeguarding customer crypto assets and Safeguarding customer crypto liabilities (in thousands):

	As of December 31, 2023
	As Previously Reported	Adjustment	As Adjusted
Safeguarding customer crypto assets	$192,583,060	$(192,583,060)	$—
Safeguarding customer crypto liabilities	192,583,060	(192,583,060)	—
Recent accounting pronouncements
Recently adopted accounting pronouncements
Segment reporting
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 amends ASC 280, Segment Reporting (“ASC 280”) to expand segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Company’s chief operating decision maker (“CODM”), the amount and description of other segment items, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 further permits disclosure of more than one measure of segment profit or loss and extends the full disclosure requirements of ASC 280 to companies with single reportable segments. The Company adopted ASU 2023-07 on December 31, 2024 on a retrospective basis. See —Segment reporting below for additional information.
Crypto assets
On December 13, 2023, the FASB issued ASU No. 2023-08. ASU 2023-08 amends ASC 350, Intangibles – Goodwill and Other, to provide guidance on the accounting for and disclosure of crypto assets and requires that the Company (i) subsequently remeasure crypto assets at fair value in the Consolidated Balance Sheets and record gains and losses from remeasurement in Net income (loss) in the Consolidated Statements of Operations; (ii) present crypto assets separate from other intangible assets in the Consolidated Balance Sheets; (iii) present the gains and losses from remeasurement of crypto assets separately in the Consolidated Statements of Operations; and (iv) provide specific disclosures for crypto assets. The Company early adopted ASU 2023-08 on January 1, 2024 on a modified retrospective basis. Upon adoption, the Company recognized a fair value adjustment on crypto assets held of $739.5 million and established an associated deferred tax liability of $177.9 million, for a net cumulative-effect adjustment of $561.5 million increasing retained earnings. Contemporaneously with the adoption of ASU 2023-08, the Company dedesignated $62.9 million of crypto assets borrowed that previously qualified as fair value hedges against the corresponding crypto asset borrowings. There was a net zero impact of the cumulative fair value hedge basis adjustments that were reversed and recorded in

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Transaction expense in the Consolidated Statements of Operations. As of December 31, 2023, the cumulative amount of the fair value hedge adjustment was $3.9 million.
As a result of the adoption of ASU 2023-08, the Company introduced four new categories of crypto assets held in the Consolidated Balance Sheets based on their nature: Crypto assets held for investment, Crypto assets held for operations, Crypto assets borrowed, and Crypto assets held as collateral.
The following table shows the changes in presentation in the Consolidated Balance Sheets upon the Company’s adoption of ASU 2023-08 (in thousands) for previously recognized crypto assets held:

	December 31, 2023
	Previously Reported	Adjustment	As Adjusted
Crypto assets held	$449,925	$(449,925)	$—
Crypto assets held for investment	—	330,610	330,610
Crypto assets held for operations	—	74,103	74,103
Crypto assets borrowed	—	45,212	45,212
	$449,925	$—	$449,925
See —Collateralized Arrangements and Financing, Crypto assets held for operations, and Crypto assets held for investments below, and Notes 4. Collateralized Arrangements and Financing, 5. Crypto Assets Held for Operations and 7. Crypto Assets Held for Investment for additional information.
As a result of the adoption of ASU 2023-08, the Company no longer records Crypto asset impairment, net in the Consolidated Statements of Operations. During the years ended December 31, 2023 and 2022, an immaterial amount and $722.2 million, respectively, was recorded.
Income taxes
On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. The Company early adopted ASU 2023-09 for the year ended December 31, 2024 on a prospective basis. See Note 17. Income Taxes for additional information.
Accounting pronouncements pending adoption
On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on the Consolidated Financial Statements.As a
Segment reporting
The Company reports its segment information to reflect the manner in which the CODM reviews and assesses performance. The Company’s Chief Executive Officer and President and Chief Operating Officer have joint responsibility as the CODM and review and assess the performance of the Company as a whole.
The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on Net income (loss) and Operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations.
The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.
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
Transaction revenue
Consumer transaction revenue represents transaction fees earned from customers that are primarily individuals, while institutional transaction revenue represents transaction fees earned from institutional customers, such as hedge funds, family offices, principal trading firms, and financial institutions. Other transaction revenue includes Base sequencer revenue.
Consumer and institutional revenue
Transaction fees comprise a single performance obligation to provide a crypto asset matching service when customers buy, sell, or convert crypto assets. The Company is an agent in transactions between customers and presents revenue for the fees earned on a net basis.
Judgment is required in determining whether the Company is the principal or the agent in transactions between customers. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the crypto asset provided before it is transferred to the customer (gross) or whether it acts as an agent by arranging for other customers to provide the crypto asset to the customer (net). The Company does not control the crypto asset being provided before it is transferred to the buyer, does not have inventory risk related to the crypto asset, and is not responsible for the fulfillment of the crypto asset. The Company also does not set the price for the crypto asset as the price is a market rate established by users of the platform. As a result, the Company has determined that it acts as an agent in facilitating the ability for a customer to purchase crypto assets from another customer.
The Company considers its performance obligation satisfied, and recognizes revenue, at the point in time the transaction is processed. Contracts with customers, which include user agreements, are open-ended and can be terminated by either party without a termination penalty. Therefore, contracts are defined at the transaction level and do not extend beyond the service already provided.
The Company charges a fee at the transaction level. The transaction price, represented by the transaction fee, is calculated based on volume and varies depending on payment type and the value of the transaction. For certain customers, the Company utilizes a tiered pricing strategy for crypto asset

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

transactions, whereby the fee rates charged for purchase or sale transactions executed by a customer on the Company’s platform are driven primarily by transaction volume processed for a specific historical period. The Company has concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to a class of customers with similar volume. The transaction fee is collected from the customer at the time the transaction is executed. In certain instances, the transaction fee can be collected in crypto assets, with revenue measured based on the amount of crypto assets received and the fair value of the crypto assets at the time of the transaction.
Transaction revenue includes estimates for reductions in revenue from transaction fee reversals that may not be recovered from customers. Such reversals occur when the customer disputes a transaction processed on their credit card or their bank account for a variety of reasons and seeks to have the charge reversed after the Company has processed the transaction. These amounts are estimated based upon the most likely amount of consideration to which the Company will be entitled. All estimates are based on historical experience and the Company’s best judgment at the time to the extent it is probable that a significant reversal of revenue recognized will not occur. All estimates of variable consideration are reassessed periodically. The total transaction price is allocated to the single performance obligation. While the Company recognizes transaction fee reversals as a reduction of net revenue, crypto asset losses related to those same transaction reversals are included in Transaction expense.
Transaction fees for derivatives comprise trade execution fees recognized as revenue by the Company for meeting the performance obligation of executing a trade on its derivative exchanges. Trade execution fees can be variable based on trade volume tiered discounts, determined based on prior month trading volumes, and are reduced by any transaction-specific rebates provided to the customer. Trade execution fees, as well as any tiered volume discounts, are calculated in accordance with the Company’s published fee schedules.
Other transaction revenue
Other transaction revenue primarily comprises Base sequencer revenue and fees the Company charges customers at the transaction level to process deposits to, and withdrawals from, the Company’s platform, Generally, Other transaction revenue consists of a single performance obligation and is recognized at the time that a transaction is executed. Base sequencer revenue is denominated in crypto assets, with revenue measured based on the amount of crypto assets received and the fair value of the crypto assets at the time of the transaction.
Subscription and services revenue
Stablecoin revenue
The Company earns revenue through an arrangement, as updated in August 2023 and further updated in November 2024, with Circle Internet Financial, LLC (“Circle”). The Company’s revenue from this arrangement is determined based on the daily income generated from the reserves backing USDC, which is dependent on the total USDC market capitalization, defined as the total amount of USDC in circulation, less the management fees charged by non-affiliated third parties managing such reserves and certain other expenses (the “Payment Base”). From the Payment Base, (i) Circle retains a portion in consideration of its role as issuer of USDC, (ii) the Company and Circle earn an amount based on the share of USDC held on their respective platforms, (iii) other approved participants in the USDC ecosystem earn an amount based on terms agreed between the approved participant, Circle, and the Company, and (iv) the Company receives 50% of the remaining Payment Base. The arrangement is not within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) as Circle is not a customer of the Company. Revenue is accrued on a monthly basis as it becomes realizable.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

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
Interest and finance fee income
The Company holds customer custodial funds at certain third-party depository institutions and asset managers which earn interest. Interest income earned from customer custodial funds is calculated using the interest method and is not within the scope of ASC 606. Prime Financing interest income on fiat and USDC denominated loans receivable is accrued using the interest method over the term of the loan, and is not within the scope of ASC 606. Prime Financing fees earned on crypto asset loans receivable are denominated in crypto assets and are recognized on an accrual basis over the over term of the loan. The amount earned depends on the total loans issued and the contractual rates.
Custodial fee revenue
The Company provides a dedicated secure cold storage solution to customers through Prime Custody and earns a fee, which is based on a contractual percentage of the daily value of assets under custody. The fee is collected on a monthly basis. These contracts typically have one performance obligation which is provided and satisfied over the term of the contracts as customers simultaneously receive and consume the benefits of the services. The contract may be terminated by a customer at any time, without incurring a penalty. Customers are billed on the last day of the month during which services were provided, with the amounts generally being due within thirty days of receipt of the invoice.
Other subscription and services revenue
Other subscription and services revenue primarily comprises revenue from: Coinbase One; developer product revenue, including items such as delegation, participation and infrastructure services; and revenue from other subscription licenses. Generally, revenue from other subscription and services contains one performance obligation, may have variable and non-cash consideration, and is recognized at a point in time or over the period that services are provided.
Other revenue
Corporate interest and other income
Corporate interest and other income primarily comprises interest income earned on corporate cash and cash equivalents held at third-party banks and asset managers, calculated using the interest method and reported within Other revenue in the Consolidated Statements of Operations.
Collateralized arrangements and financing
Lending and related collateral
The Company lends corporate cash, USDC, crypto assets borrowed, and crypto assets held for investment to eligible institutional customers through Prime Financing. Prime Financing loans may have

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

open ended or fixed terms that are less than one year, with the exception of trade finance arrangements, which enable customers to instantly invest in crypto assets without pre-funding their trade. These arrangements are typically settled in one to three days.
Fiat and crypto asset loan receivables are recorded in Loan receivables in the Consolidated Balance Sheets. Fiat loans receivable are measured at amortized cost. The carrying value of fiat loan receivables approximates their fair value due to their short-term duration of less than 12 months. USDC loaned to customers is not derecognized from the Consolidated Balance Sheets as the borrower has an obligation to return the same financial assets (USDC) back to the Company in order to release the collateral pledged for the loan. If a lending arrangement is open-ended, there is a call option and written put option on the same or similar asset embedded within the loan. This constitutes a form of continuing involvement with the USDC transferred and therefore the Company maintains effective control over the USDC. USDC loaned remains recorded in USDC in the Consolidated Balance Sheets. Crypto asset loan receivables are initially and subsequently measured at the fair value of the underlying crypto asset loaned with changes in fair value recognized in Transaction expense in the Consolidated Statements of Operations. Interest receivable is recorded on an accrual basis separately from the carrying value of the loan receivables within Accounts receivable, net in the Consolidated Balance Sheets. Fee income earned on these loans are recorded in Interest and finance fee income within Net revenue in the Consolidated Statements of Operations.
Prime Financing loans are fully collateralized by a customer’s pledged fiat, USDC, or crypto assets, as applicable. The Company adheres to strict internal risk management and liquidation protocols for loan counterparty defaults, including restricting trading and withdrawals and liquidating assets in borrowers’ accounts as contractually permitted. The Company continuously and systematically monitors the fair value of the related collateral assets pledged compared to the fair value of the related loan receivable and customer loans not meeting recognition criteria, and if the value of the borrower’s eligible collateral falls below the required collateral requirement, the customer is obligated to deposit additional collateral up to the required collateral level. Accordingly, the Company applies the collateral maintenance provision practical expedient to determine if an allowance for doubtful accounts is required on loans receivable (including loans that do not meet the criteria for derecognition of the USDC or recognition of the related loans receivable). The Company’s credit exposure is significantly limited and no allowance, write-offs, or recoveries have been recorded against loan receivables or customer loans not meeting recognition criteria for the periods presented due to the collateral requirements the Company applies to such loans, the Company’s process for collateral maintenance, and collateral held on the Company’s platform. The Company would recognize credit losses on these loans if there is a collateral shortfall and it is not reasonably expected that the borrower will replenish such a shortfall. Due to the nature of the collateral the Company requires to be pledged, the Company is readily able to liquidate in the case of the borrower’s default.
The Company accounts for collateral it receives as follows, with an associated obligation to return collateral, as applicable:

Collateral Received	Recognition Trigger

Fiat	Fiat collateral is recognized if the Company obtains control of the collateral.

USDC
USDC collateral on fiat or crypto asset loan receivables are recognized only in the event of default. If USDC collateral is sold, the associated proceeds are recognized.

USDC collateral on USDC loans not meeting the recognition criteria is recognized if the Company has the right to sell, pledge, or rehypothecate the collateral.(1)

Crypto assets	Crypto asset collateral is recognized if the Company obtains control of the collateral.(1)

(1)The Company does not reuse or rehypothecate customer USDC or crypto assets nor grant security interests in such assets, in each case unless required by law or expressly agreed to by the customer.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Crypto assets held as collateral are initially recorded at cost and are subsequently remeasured at fair value with changes in fair value recognized in Transaction expense in the Consolidated Statements of Operations. Fair value is measured using quoted crypto asset prices within the Company’s principal market at the time of measurement. Crypto assets held as collateral includes collateral within the Company’s control and may exceed the required contractual amounts. Crypto assets held as collateral are derecognized from the Consolidated Balance Sheets when the collateral is returned to the borrower or when the collateral is sold or rehypothecated. Gains and losses at the time of derecognition are determined on a weighted average cost basis.
Obligation to return collateral in the form of crypto assets is accounted for as a hybrid instrument, with a liability host contract that contains an embedded derivative based on the changes in fair value of the underlying crypto asset. The gain or loss on remeasurement of the Obligation to return collateral is recorded in Transaction expense.
See Note 23. Supplemental Disclosures of Cash Flow Information for details on flows of non-cash collateral, including crypto assets.
Borrowings and related collateral
To facilitate Prime Financing loans, the Company may borrow USDC and crypto assets from third parties.
USDC borrowed by the Company that has not been subsequently sold or rehypothecated is not recorded in the Consolidated Balance Sheets as it does not meet the criteria for recognition as the Company has an obligation to return the same financial assets (USDC) back to the lender in order to release the collateral pledged for the loan. If a borrowing arrangement is open-ended, there is a call option and written put option on the same or similar asset embedded within the borrowing. This constitutes a form of continuing involvement with the USDC transferred and therefore the lender maintains effective control over the USDC. USDC that has been subsequently sold or rehypothecated is recognized as USDC with a corresponding liability in Other payables in the Consolidated Balance Sheets.
Crypto assets borrowed by the Company are recorded in Crypto assets borrowed, and the associated liabilities are recorded in Crypto asset borrowings in the Consolidated Balance Sheets.
Crypto assets borrowed by the Company, that have not been loaned out, are recorded in Crypto assets borrowed in the Consolidated Balance Sheets. Crypto assets borrowed are initially recorded at cost and are subsequently remeasured at fair value at the end of each reporting period, with changes in fair value recognized in Transaction expense in the Consolidated Statements of Operations. Fair value is measured using quoted crypto asset prices within the Company’s principal market at the time of measurement. Crypto assets borrowed are derecognized from the Consolidated Balance Sheets when they are used to originate loans with customers, in which case they are recorded as Loan receivables in the Consolidated Balance Sheets, or when they are repaid to third parties. Gains and losses at the time of derecognition are determined using the specific identification method.
Crypto asset borrowings are accounted for as hybrid instruments. The liability host contract is not accounted for as a debt instrument because it is not a financial liability and is carried at the initial fair value of the assets acquired. The embedded derivative relates to the changes in the fair value of the underlying crypto asset and is subsequently measured at fair value, with changes in fair value recognized in Transaction expense in the Consolidated Statements of Operations.
The term of these crypto asset borrowings either can be for a fixed term of less than one year or open-ended and repayable at the option of the Company or the lender. These borrowings bear a fee payable by the Company to the lender, which is based on a percentage of the amount borrowed. Fee expenses for crypto asset borrowings are accrued and recognized over the term of the loan to recognize the costs of the loan for the period that the loan is outstanding and are included in Transaction expense in the Consolidated Statements of Operations.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Under the terms of the Company’s USDC and crypto asset borrowing arrangements, the Company may be required to maintain a collateral to borrowing ratio and pledge fiat, USDC, or crypto assets as collateral. The lender is not obligated to return collateral equal to the fair value of the borrowings if the Company defaults on its borrowings. As of December 31, 2024, the Company has not defaulted on any of its borrowings.
The Company accounts for collateral it pledges as follows:
•Fiat pledged is derecognized and a related receivable is recognized within Other current assets in the Consolidated Balance Sheets.
•USDC pledged as collateral where the lender has the right to sell, pledge, or rehypothecate the collateral is recorded within Other current assets in the Consolidated Balance Sheets.
•USDC pledged as collateral where the lender does not have the right to sell, pledge, or rehypothecate the collateral remains recorded within USDC in the Consolidated Balance Sheets.
•Crypto assets pledged as collateral are derecognized and a related receivable is recognized in Other current assets in the Consolidated Balance Sheets if the Company has lost control of collateral.
•Crypto assets pledged as collateral where the Company retains control of the collateral remains recorded within Crypto assets borrowed or Crypto assets held for investment in the Consolidated Balance Sheets.
Cash and cash equivalents
Cash and cash equivalents include cash and interest-bearing highly liquid investments, such as money market funds, held at financial institutions and asset managers, cash on hand that is not restricted as to withdrawal or use with an initial maturity of three months or less, and cash held in accounts at venues. Venues include other crypto asset trading platforms that hold money transmitter licenses and payment processors.
Funds held at financial institutions
Cash and cash equivalents are primarily placed with financial institutions which are of high credit quality, primarily in highly liquid, highly rated instruments which are uninsured. The Company may also have corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts.
Funds held at trading venues, payment processors, and clearing brokers
The Company holds cash at trading venues, payment processors, and clearing brokers, and performs a regular assessment of these venues as part of its risk management process. As of December 31, 2024 and 2023, the Company held $88.2 million and $88.8 million, respectively, in cash at these venues.
Restricted cash and cash equivalents
The Company has restricted cash deposits and interest-bearing highly liquid investments held at financial institutions related to operational reserves.
USDC
USDC is a stablecoin redeemable on a one-to-one basis for U.S. dollars and is accounted for as a financial instrument in the Consolidated Balance Sheets. Circle reported that, as of December 31, 2024 and 2023, underlying reserves were held in cash within segregated accounts titled for the benefit of USDC holders and a government money market fund that held cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements and were in excess of the outstanding amount of USDC.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Crypto assets held for operations
The Company may receive crypto assets as a form of payment for transaction revenue, blockchain rewards, custodial fee revenue, and other subscriptions and services revenue, which are recorded in Crypto assets held for operations in the Consolidated Balance Sheets when received. Crypto assets received as a form of payment are converted to cash or used to fulfill expenses, primarily blockchain rewards, nearly immediately. Crypto assets held for operations are initially recorded at the transaction price of the crypto assets at initial recognition and are subsequently remeasured at fair value at the end of each reporting period, with changes in fair value recognized in Gains on crypto assets held for operations, net in the Consolidated Statements of Operations. Realized gains and losses on disposition are recognized on a first-in-first-out basis. Fair value is measured using quoted crypto asset prices within the Company’s principal market at the time of measurement. Gains and losses are influenced by the volume and mix of crypto assets received and used, and the timing of the turnover of these crypto assets. Cash flows from crypto assets held for operations are recorded as Net changes in operating assets and liabilities in the Consolidated Statements of Cash Flows.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are contractual rights to receive cash or crypto assets either on demand or on fixed or determinable dates, and are recognized as an asset in the Consolidated Balance Sheets. Accounts receivable, net consists of stablecoin revenue receivable, customer fee revenue receivable, and other receivables.
Stablecoin revenue receivable represents the Company’s portion of income earned and receivable on USDC reserves through its arrangement with Circle.
Customer fee revenue receivable primarily comprises receivables from custodial fee revenue and other subscription and services revenue.
Receivables are recorded at the transaction price, representing consideration to which the Company expects to be entitled to in exchange for satisfying performance obligations. For obligations satisfied over time, receivables are recognized as revenue is earned, typically monthly. For obligations satisfied at a point in time, receivables are recognized when the obligation is complete. Accounts receivable denominated in crypto assets represent rights to receive a fixed amount of crypto assets at the time of invoicing and are initially and subsequently measured at the fair value of the underlying crypto assets to be received, with changes in the fair value recorded in Other operating expense, net in the Consolidated Statements of Operations.
The Company recognizes an allowance for doubtful accounts for accounts receivable based on expected credit losses. In determining expected credit losses, the Company considers historical loss experience and the aging of its accounts receivable balances.
Crypto assets held for investment
Crypto assets held for investment are primarily held long term. The Company does not engage in regular trading of these assets but may lend them through Prime Financing or stake them. When crypto assets that were loaned are returned, they continue to be held for investment. See Note 4. Collateralized Arrangements and Financing for details on Prime Financing activities.
Crypto assets held for investment are initially recorded at cost and are subsequently remeasured at fair value at the end of each reporting period, with changes in fair value recognized in Gains on crypto assets held for investment, net in the Consolidated Statements of Operations. Realized gains and losses

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

on disposition are recognized on a specific identification basis. Fair value is measured using quoted crypto asset prices within the Company’s principal market at the time of measurement.
Crypto assets held for investment that are loaned through Prime Financing are derecognized and related crypto asset loan receivables are recognized for the period that the loan is outstanding. See discussion of accounting for crypto asset loan receivables under —Lending and related collateral above.
Crypto assets held for investment that are staked remain recorded within Crypto assets held for investment in the Consolidated Balance Sheets. Staking rewards earned by the Company through staking of these assets are recognized as an addition to Crypto assets held for investment and in Other (income) expense, net in the Consolidated Statements of Operations in the period received.
Software and equipment, net
Software and equipment, net is stated at cost less associated accumulated depreciation and amortization, and consists mainly of capitalized internally developed software. Depreciation and amortization is computed using the straight-line method over the lesser of the estimated useful life of the asset or the remaining lease term, as applicable. The estimated useful lives of capitalized internally developed software range from one to three years. The remaining balance of software and equipment consists of furniture and fixtures, computer equipment, and leasehold improvements, for which the useful lives generally range from one to eight years.
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
The Company uses its best estimates and assumptions to assign fair values to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement.
During the measurement period, which may be up to one year from the acquisition date, and to the extent that the value was not previously finalized, the Company continues to collect information about facts and circumstances that existed at the date of acquisition, reevaluates these estimates and assumptions quarterly, and may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Operations.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Goodwill is tested for impairment at the reporting unit level on an annual basis (October 1 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Acquired intangible assets with a definite useful life are amortized over their estimated useful lives on a straight-line basis. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Intangible assets assessed as having indefinite lives are not amortized, but are assessed for indicators that the useful life is no longer indefinite or for indicators of impairment each period. Amortization of acquired developed technology is recorded under Technology and development expense and amortization of other acquired intangible assets is recorded under General and administrative expense in the Consolidated Statements of Operations.
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
Long-term debt and interest expense
Long-term debt is carried at amortized cost. The Company accounts for the 2030 and 2026 Convertible Notes wholly as debt because (1) the conversion features do not require bifurcation as a derivative under ASC 815, Derivatives and Hedging (“ASC 815”), and (2) the 2030 and 2026 Convertible Notes were not issued at a substantial discount.
Coupon interest on the Company’s long-term debt comprises the majority of Interest expense in the Consolidated Statements of Operations. Debt discounts and debt issuance costs are also amortized to Interest expense in the Consolidated Statements of Operations using the effective interest method over the contractual term of the respective note.
Capped calls entered into in connection with the Company’s long-term debt meet the criteria for classification in equity, are not remeasured each reporting period, and are included as a reduction to Additional paid-in capital within Total stockholders’ equity in the Consolidated Balance Sheets.
The Company recognizes gains and losses on extinguishment of long-term debt as the difference between the reacquisition price and the net carrying amount of the debt, and these gains and losses are recognized in current-period earnings in Other (Income) Expense, Net in the Consolidated Statements of Operations.
Customer custodial funds and Customer custodial fund liabilities
Customer custodial funds represent restricted cash and cash equivalents maintained in segregated accounts of the Company at financial institutions and asset managers that are held for the exclusive benefit of customers and deposits in transit from payment processors and financial institutions. Customer custodial fund liabilities represent the obligation to return cash deposits held by customers in their fiat wallets and unsettled fiat deposits and withdrawals. Deposits in transit represent settlements from third-party payment processors and banks for customer transactions. Deposits in transit are typically received within five business days of the transaction date. The Company establishes withdrawal-based limits in order to mitigate potential losses by preventing customers from withdrawing the associated crypto asset to an external blockchain address until the deposit settles. In certain jurisdictions, deposits in transit qualify as eligible liquid assets to meet regulatory requirements to fulfill the Company’s direct obligations under customer custodial fund liabilities. In these cases, the Company restricts the use of these assets and classifies them as current based on their purpose and availability to fulfill the Company’s direct obligation under Customer custodial fund liabilities in the Consolidated Balance Sheets.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Certain jurisdictions where the Company operates require the Company to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all applicable customer custodial fund liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial funds, and certain customer receivables. As of December 31, 2024 and 2023, the Company’s eligible liquid assets were greater than the aggregate amount of Customer custodial fund liabilities.
Customer custodial funds are primarily placed with financial institutions which are of high credit quality, primarily in highly liquid, highly rated instruments which are uninsured. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts.
Leases
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in Other non-current assets, and current and non-current lease liabilities are included in Accrued expenses and other current liabilities and Other non-current liabilities, respectively, in the Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. Most leases do not provide an implicit rate, so the Company uses its incremental borrowing rate. The Company’s incremental borrowing rate is estimated to approximate the interest rate that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment to where the leased asset is located. The operating lease ROU assets also include any lease payments made before commencement and exclude lease incentives.
The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has made the policy election to account for short-term leases by recognizing the lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term and not recognizing these leases in the Consolidated Balance Sheets. Variable lease payments are recognized in the Consolidated Statements of Operations in the period in which the obligation for those payments is incurred. The Company has real estate lease agreements with lease and non-lease components for which the Company has made the accounting policy election to account for these agreements as a single lease component.
Derivative contracts
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
These derivative contracts derive their value from underlying asset prices, other inputs, or a combination of these factors. Derivative contracts are recognized as either assets or liabilities in the Consolidated Balance Sheets at fair value, with changes in fair value recognized in Transaction expense, Other operating expense, net, or Other (income) expense, net in the Consolidated Statements of Operations, depending on the nature of the derivative. Cash flows from derivative contracts are recognized as investing activities and adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities in the Consolidated Statements of Cash Flows, depending on the nature of the derivative.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Investments
The Company holds strategic investments, which are included in Other non-current assets in the Consolidated Balance Sheets. The Company’s strategic investments primarily include equity investments in privately held companies without readily determinable fair values where the Company (1) holds less than 20% ownership in the entity, and (2) does not exercise significant influence. These investments are recorded at cost and adjusted for: (i) observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or (ii) impairment, which are recorded in Other (income) expense, net in the Consolidated Statements of Operations.
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
Transaction expense
Transaction expense includes certain costs incurred to operate the Company’s platform, process crypto asset trades, and perform wallet services, and are directly associated with generating revenue. These costs include blockchain rewards distributed to customers for their participation in blockchain activities such as staking, account verification fees, fees paid to payment processors and other financial institutions for customer transaction activity, contract acquisition costs, crypto asset losses due to transaction reversals, blockchain transaction fees to process transactions on blockchain networks, transaction rebates, and loan fees on crypto asset borrowings. Also included in Transaction expense are gains and losses from remeasurement of the fair value of crypto asset borrowings, obligations to return crypto asset collateral, crypto assets borrowed, crypto assets held as collateral, and crypto asset loan receivables originated with borrowed assets, which are by their nature offsetting and net to an immaterial amount. Fixed-fee costs are expensed over the term of the contract and transaction-level costs are expensed as incurred. The Company has elected to apply the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would otherwise have been recognized is one year or less.
Sales and marketing
Sales and marketing expenses primarily comprise personnel-related expenses (including employee cash, stock-based compensation, and other employee benefits), marketing programs costs, USDC rewards, and costs related to customer acquisition. Sales and marketing costs are expensed as incurred.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Stock-based compensation
Stock plans
The Company maintains four equity incentive plans: the Amended and Restated 2013 Stock Plan (the “2013 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2013 Plan and the 2019 Plan, the “Plans”), and the 2021 Employee Stock Purchase Plan (the “ESPP”). Following the direct listing of its Class A common stock on the Nasdaq Global Select Market (the “Direct Listing”) in 2021, the Company has only issued awards under the 2021 Plan and the ESPP, and no additional awards will be granted under the 2013 Plan and 2019 Plan. In addition, certain of the Company’s existing options assumed in connection with acquisitions are governed by the terms of the acquired company’s equity awards plan.
In February 2021, the Company’s Board of Directors (the “Board”) approved and adopted the 2021 Plan and the ESPP, which became effective in March and April 2021, respectively. The 2021 Plan serves as the successor to the 2019 Plan. Outstanding awards under the 2013 Plan and 2019 Plan continue to be subject to their original terms and conditions. The 2021 Plan provides for the granting of stock options, restricted stock units (“RSUs”), restricted stock (“restricted stock”), stock appreciation rights (“SARs”), and performance and stock bonus awards. No SARs or stock bonus awards have been issued to date.
The number of shares available for grant and issuance under the 2021 Plan will be automatically increased on January 1st of each of the first 10 fiscal years during the term of the 2021 Plan by the lesser of (a) 5% of the total number of shares of all classes of the Company’s common stock issued and outstanding on an as converted to common stock basis on each December 31st immediately prior to the date of increase or (b) such number of shares determined by the Board.
The number of shares available for grant and issuance under the ESPP will be automatically increased on January 1st of each of the first 10 fiscal years during the term of the ESPP by the lesser of (a) 1% of the total number of shares of all classes of the Company’s common stock outstanding on an as converted to common stock basis on each December 31st immediately prior to the date of increase or (b) such number of shares determined by the Board or the compensation committee of the Board.
Types of awards
Stock options
The Company has previously granted incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) with contractual periods of up to 10 years and at prices determined by the Board. ISOs were granted only to Company employees (including officers and directors who are also employees), while NSOs were granted to Company employees and non-employees. The exercise price of an option shall not be less than 100% of the estimated fair value of the underlying shares on the date of the grant (110% if granted to a stockholder who owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary).
Under the 2013 Plan and 2019 Plan, initial options granted generally vest over four years at a rate of 25% upon the first anniversary of the issuance date and 1/48 per month thereafter. Option grants made after initial grants generally vest in equal monthly installments over four years. Under the 2021 Plan, options generally vest in equal quarterly installments over a period of three years. Options with performance conditions vest upon achievement of certain specified thresholds.
The 2013 Plan and 2019 Plan each allow for a seven year exercise window post-termination for employees of the Company who have provided at least two years of continuous service to the Company as of their termination date, while the 2021 Plan allows for a three month exercise window post-termination regardless of service period.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

RSUs
The Company grants RSUs that vest upon the satisfaction of a service-based condition or performance condition. In general, RSUs with service-based conditions vest over a service period ranging from one to four years. Once vested, the RSUs are settled by delivery of Class A common stock. RSUs with performance conditions (“PRSUs”) vest upon achievement of certain specified thresholds.
Restricted stock
In connection with the Company’s acquisitions, the Company may issue shares of restricted Class A common stock. Vesting of restricted stock is dependent on a service-based vesting condition that is generally satisfied over three years. The Company has the right to repurchase shares at par value when the vesting condition is not satisfied.
ESPP
The ESPP allows eligible employees the option to purchase shares of the Company’s Class A common stock at a 15% discount, over a series of offering periods through accumulated payroll deductions over the period. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is higher than the stock price on the offering date. The grant date of the initial offering period was May 3, 2021, and that offering period ended on April 30, 2023. Subsequent offering periods commence each May and November after the start of the initial offering period.
Valuation of awards
The Company estimates the fair value of restricted stock and RSUs based on the fair value of the Company’s Class A common stock on the date of grant.
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
•The expected stock price volatility assumption for the Company’s stock is determined by using the historical volatility of the Company’s Class A common stock. Prior to the availability of sufficient trading history, a weighted average of the historical stock price volatility of comparable companies from a representative peer group was used.
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
The Company has two types of performance awards outstanding: performance stock options subject to a market condition and PRSUs with tranches that are subject to a market condition and tranches that

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

are subject to a financial performance condition. The Company determines the fair value of performance awards subject to a market condition using a Monte Carlo Simulation Model (a binomial lattice-based valuation model). The Monte Carlo Simulation Model uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair values of the awards are not subject to change based on future market conditions. The fair value of PRSUs, or tranches thereof, subject to a financial performance condition is estimated based on the fair value of the Company’s Class A common stock on the date of grant.
Expense attribution
Stock-based compensation expense for RSUs and stock options with only service-based conditions, and purchase rights under the ESPP, is recorded on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures of awards as they occur, with previously recognized compensation reversed in the period that the awards are forfeited.
The Company uses the accelerated attribution method to recognize expense over the requisite service period for performance awards, or tranches thereof, subject to a market condition. Once the associated market condition becomes probable of being achieved, stock-based compensation expense is recognized according to the market-based fair value measured on the grant date, subject to continued service over the period. This expense is recognized regardless of whether or not the market condition is ultimately satisfied.
For performance awards, or tranches thereof, subject to financial performance conditions, the Company evaluates the cumulative revenue and the cumulative adjusted EBITDA results at each reporting date to determine which performance conditions, if any, are probable to be achieved for the assessment period. Once probable that a threshold of achievement is reached, stock-based compensation expense is recognized, including cumulative catch-up adjustments as applicable, over the requisite service period based on the result that is probable of occurring at each reporting date until the final vesting date, subject to continued service over the period.
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
For U.S. federal tax purposes, crypto asset transactions are treated under the same tax principles as property transactions. The Company recognizes a gain or loss when crypto assets are exchanged for other property, in the amount of the difference between the fair market value of the property received and the tax basis of the exchanged crypto assets. Receipts of crypto assets in exchange for goods or services are included in taxable income at the fair market value on the date of receipt.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Net income (loss) per share
The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Certain shares of the Company’s restricted stock granted as consideration in past acquisitions are deemed participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.
Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants, vesting of RSUs and restricted stock, conversion of the Company’s convertible notes, and settlement of contingent consideration.
Foreign currency transactions
The Company’s functional currency is the U.S. dollar. The Company has exposure to foreign currency translation gains and losses arising from the Company’s net investment in foreign subsidiaries. The revenues, expenses, and financial results of these foreign subsidiaries are recorded in their respective functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax as applicable, included in Accumulated other comprehensive loss (“AOCI”) within the Consolidated Statements of Changes in Stockholders' Equity. Cumulative translation adjustments are released from AOCI and recorded in the Consolidated Statements of Operations when the Company disposes or loses control of a consolidated subsidiary. Gains and losses resulting from remeasurement are recorded in Other (income) expense, net within the Consolidated Statements of Operations.
Realized gains and losses on changes in foreign currency exchange rates resulting from settlement of the Company’s foreign currency-denominated assets and liabilities and unrealized gains and losses resulting from remeasurement of transactions and monetary assets and liabilities denominated in non-functional currencies are recognized as a component of Other (income) expense, net in the Consolidated Statements of Operations.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

3. REVENUE
The following table presents revenue of the Company disaggregated by type (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net revenue
Transaction revenue
Consumer, net(1)	$3,430,322	$1,334,018	$2,123,368
Institutional, net	345,598	90,164	119,344
Other transaction revenue, net(1)	210,193	95,472	113,532
Total transaction revenue	3,986,113	1,519,654	2,356,244
Subscription and services revenue
Stablecoin revenue(2)	910,464	694,247	245,710
Blockchain rewards	705,757	330,885	275,507
Interest and finance fee income(3)(4)	265,799	186,685	82,395
Custodial fee revenue	141,706	69,501	79,847
Other subscription and services revenue(4)	283,407	125,568	109,112
Total subscription and services revenue	2,307,133	1,406,886	792,571
Total net revenue	6,293,246	2,926,540	3,148,815
Other revenue
Corporate interest and other income(2)	270,782	181,843	45,393
Total other revenue	270,782	181,843	45,393
Total revenue	$6,564,028	$3,108,383	$3,194,208
__________________
(1)During the first quarter of 2024, the Company reclassified Base and payment-related revenue from Consumer, net to Other transaction revenue, net. Prior period amounts have been reclassified to conform to current period presentation.
(2)Amounts represent revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606.
(3)Amounts primarily represent revenue that is not accounted for as revenue from contracts with customers, as well as an immaterial amount of finance fee income in all periods presented that is accounted for as revenue from contracts with customers. See also footnote 4 to this table.
(4)During the first quarter of 2024, the Company reclassified Prime Financing fee income from Other subscription and services revenue to Interest and finance fee income. Prior period amounts have been reclassified to conform to current period presentation. Prime Financing fee income is immaterial for all periods presented.
During the years ended December 31, 2024 and 2023, one counterparty, and during the year ended December 31, 2022, no counterparty, accounted for more than 10% of total revenue in the respective period.
Revenue by geographic location
Below is Total revenue disaggregated by geography based on domiciles of the customer or other counterparty (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.(1)	$5,460,820	$2,725,620	$2,684,425
International(2)	1,103,208	382,763	509,783
Total revenue	$6,564,028	$3,108,383	$3,194,208
__________________
(1)Nearly all revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606, is with counterparties in the U.S.
(2)No country accounted for more than 10% of Total revenue.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

4. COLLATERALIZED ARRANGEMENTS AND FINANCING
Loans and related collateral
The following table summarizes the Company’s Prime Financing lending arrangements (in thousands):

	December 31,
	2024	2023
Loan receivables
Fiat loan receivables	$382,751	$171,196
Crypto asset loan receivables	92,619	22,229
Total loan receivables	$475,370	$193,425

Customer loans not meeting recognition criteria
USDC	$168,795	$205,645
As of December 31, 2024 and 2023, the Company had two and three counterparties, respectively, who accounted for more than 10% of the Company’s recorded Loan receivables. As of both of these dates, the Company also had three counterparties each, who accounted for more than 10% of the Company’s customer loans that did not meet the recognition criteria.
As of December 31, 2024 and 2023, the collateral requirements for all loans outstanding, including customer loans not meeting recognition criteria, ranged from 100% to 300% of the fair value of the loan. No allowance, write-offs, or recoveries were recorded against loan receivables or customer loans not meeting recognition criteria during the periods presented, and none of these loans were past due.
Following are assets the Company holds and has recognized as collateral with a corresponding obligation to return the collateral to the borrower:

	December 31, 2024			December 31, 2023
(in thousands, except units)	Units	Cost Basis	Fair Value	Carrying Value
Fiat(1)	N/A	N/A	$24,641	$1,063

Bitcoin	6,918	$414,745	647,568	351,760
Ethereum	33,130	98,787	111,445	2,248
Other crypto assets(2)	nm	8,065	8,471	—
Crypto assets held as collateral(3)		$521,597	767,484	354,008
Total recognized assets held as collateral			$792,125	$355,071
__________________
nm - not meaningful
(1)Fiat collateral held is recognized within Cash and cash equivalents in the Consolidated Balance Sheets.
(2)Includes various other crypto asset balances, none of which individually represented more than 5% of the carrying value of total Crypto assets held as collateral.
(3)Recorded at fair value as of December 31, 2023.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

The following table provides a reconciliation of Crypto assets held as collateral (in thousands):

Year Ended December 31, 2024
Beginning balance	$354,008
Collateral received	3,030,311
Collateral returned	(2,759,660)
Gains	175,480
Losses	(32,655)
Ending balance	$767,484
No cumulative realized gains or losses occurred during the period presented as no Crypto assets held as collateral were sold or rehypothecated.
Following are assets the Company holds as collateral for which it has not recognized as collateral nor as an obligation to return the collateral to borrower (in thousands):

	December 31,
	2024	2023
Fiat	$64,760	$100,880
USDC	45,222	9,327
Crypto assets	178,619	136,363
Total customer collateral not recognized as collateral	$288,601	$246,570
Borrowings and related collateral
The following table summarizes the units, cost basis, and fair value of Crypto assets borrowed and the associated Crypto asset borrowings (in thousands, except units):

	December 31, 2024			December 31, 2023
	Units	Cost Basis	Fair Value	Carrying Value
Crypto assets borrowed(1)
Bitcoin	1,923	$191,986	$179,480	$36,368
Ethereum	17,413	65,213	57,989	3,720
Solana	19,278	935	3,640	3,516
Other crypto assets(2)	nm	17,766	19,943	1,608
Total borrowed		$275,900	$261,052	$45,212

Crypto asset borrowings
Bitcoin	2,178	$213,096	$203,370	$50,679
Ethereum	19,133	68,803	63,720	7,059
Solana	19,278	935	3,640	3,513
Other crypto assets(2)	nm	27,206	29,380	1,729
Total borrowings		$310,040	$300,110	$62,980
__________________
nm - not meaningful
(1)Recorded at fair value as of December 31, 2023.
(2)Includes various other crypto asset balances, none of which individually represented more than 5% of the carrying value of total Crypto assets borrowed or total Crypto asset borrowings, as applicable.
As of December 31, 2024 and 2023, the weighted average annual fees on these borrowings were 2.4% and 2.0%, respectively.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

The following table provides a reconciliation of Crypto assets borrowed (in thousands):

Year Ended December 31, 2024
Beginning balance	$45,212
Borrowing activity:
Borrowings	844,717
Repayment of borrowings	(579,210)
Lending activity:
Origination of loan receivables(1)	(1,346,485)
Customer repayment of loan receivables(1)	1,322,636
Gains	4,023
Losses	(29,841)
Ending balance	$261,052
__________________
(1)Represents loans originated from borrowed assets. See Note 7. Crypto Assets Held for Investment for loans originated from assets held for investment.
No cumulative realized gains or losses occurred during the periods presented as no Crypto assets borrowed were sold.
The fair value of the Company’s corporate assets pledged as collateral against Crypto asset borrowings consisted of the following (in thousands):

	December 31,
	2024	2023
Assets pledged as collateral
USDC	$4,009	$51,880
Fiat	—	1,191
Total pledged as collateral	$4,009	$53,071

Assets pledged as collateral not meeting derecognition criteria
USDC	$329,832	$29,577

5. CRYPTO ASSETS HELD FOR OPERATIONS
The following table summarizes Crypto assets held for operations (in thousands, except units):

	December 31, 2024			December 31, 2023
	Units	Cost Basis	Fair Value	Carrying Value(1)
Ethereum	8,142	$21,843	$27,122	$15,775
Solana	69,280	14,526	13,245	10,275
Bitcoin	57	7,814	5,473	7,243
Other crypto assets(2)	nm	51,871	36,941	40,810
Total held for operations		$96,054	$82,781	$74,103
__________________
nm - not meaningful
(1)Recorded at impaired cost as of December 31, 2023.
(2)Includes various other crypto asset balances, none of which individually represented more than 5% of the carrying value of total Crypto assets held for operations.
Crypto assets held for operations are received as a form of payment and are converted to cash or used to fulfill expenses nearly immediately, in the ordinary course of the Company’s business. A

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

reconciliation of this crypto asset activity is not provided as the associated risk of exposure to crypto assets, even during periods of significant activity, is immaterial.
6. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2024	2023
Stablecoin revenue receivable	$85,983	$57,885
Customer fee revenue receivable	39,317	23,603
Other accounts receivable	169,380	109,361
Gross accounts receivable	294,680	190,849
Less: allowance for doubtful accounts	(29,429)	(22,559)
Total accounts receivable, net	$265,251	$168,290

As of December 31, 2024 and 2023, the Company had one and two counterparties, respectively, who accounted for more than 10% of Accounts receivable, net.
7. CRYPTO ASSETS HELD FOR INVESTMENT
The following table summarizes Crypto assets held for investment (in thousands, except units):

	December 31, 2024			December 31, 2023
	Units	Cost Basis	Fair Value	Carrying Value(1)
Bitcoin	6,885	$272,164	$642,738	$126,614
Ethereum	115,700	260,674	385,314	129,131
Other crypto assets(2)	nm	347,827	524,943	74,865
Total held for investment		$880,665	$1,552,995	$330,610
__________________
nm - not meaningful
(1)Recorded at impaired cost as of December 31, 2023.
(2)Includes various other crypto asset balances, none of which individually represented more than 5% of the carrying value of total Crypto assets held for investment.
The following table provides a reconciliation of Crypto assets held for investment (in thousands):

Year Ended December 31, 2024
Beginning balance	$330,610
Cumulative-effect adjustment from adoption of ASU 2023-08	717,373
Additions(1)	107,580
Dispositions	(243,595)
Lending activity:
Origination of loan receivables(2)	(213,232)
Customer repayment of loan receivables(2)	167,204
Gains(3)	799,804
Losses(3)	(112,749)
Ending balance	$1,552,995
__________________
(1)Additions represent purchases of, and staking rewards earned on, Crypto assets held for investment.
(2)Represents loans originated from Crypto assets held for investment. See Note 4. Collateralized Arrangements and Financing for loans originated from borrowed assets.
(3)The Company measures gains and losses by each asset held. These amounts include cumulative realized gains of $153.4 million and unrealized gains of $533.7 million during the year ended December 31, 2024.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2024, the Company had $201.7 million of crypto assets subject to selling restrictions recorded in Crypto assets held for investment in the Consolidated Balance Sheets. The selling restrictions are time-based and lift between 2025 and 2029.
8. SOFTWARE AND EQUIPMENT, NET
Software and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Capitalized internally developed software	$361,760	$293,467
Other(1)	22,938	19,810
Total software and equipment, gross	384,698	313,277
Accumulated depreciation and amortization	(184,618)	(120,727)
Total software and equipment, net	$200,080	$192,550
_______________
(1)Includes leasehold improvements, furniture and fixtures, and computers and equipment.

Total additions to capitalized internally developed software were $110.5 million, $112.0 million, and $178.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Depreciation and amortization expense associated with software and equipment was $100.5 million, $70.0 million, and $48.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, comprising primarily amortization of capitalized internally developed software, and there were no material impairment charges associated with these assets during these years.
Nearly all long-lived assets, which consist of software and equipment, net and operating lease ROU assets, are within the United States. No other individual country accounted for more than 10% of total long-lived assets.
9. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Year Ended December 31,
	2024	2023
Balance, beginning of period	$1,139,670	$1,073,906
Additions due to business combinations	—	65,764
Balance, end of period	$1,139,670	$1,139,670
There was no impairment recognized against goodwill at the beginning or end of the periods presented. Further, there were no measurement period adjustments during the periods presented.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Intangible assets, net
Intangible assets, net, as disclosed in this footnote exclude internally developed software and crypto assets, which are presented within Software and equipment, net and the various crypto assets held line items in the Consolidated Balance Sheets, respectively. Intangible assets, net and their associated weighted average remaining useful lives in years (“Life”) consisted of the following (in thousands, except years):

	December 31, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Life

Amortizing intangible assets
Customer relationships	$75,711	$(65,989)	$9,722	0.4	$103,791	$(66,279)	$37,512	3.1
Acquired developed technology	30,700	(21,962)	8,738	1.6	124,291	(105,139)	19,152	2.5
Other	3,400	(3,306)	94	0.1	66,602	(65,094)	1,508	1.0
Indefinite-lived intangible assets
Licenses	28,000	—	28,000	N/A	28,000	—	28,000	N/A
Other	250	—	250	N/A	250	—	250	N/A
Total	$138,061	$(91,257)	$46,804		$322,934	$(236,512)	$86,422

Amortization expense for these intangible assets was $27.0 million, $69.6 million, and $106.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, and there were no material impairment charges associated with these assets during these years. The Company estimates that there is no significant residual value related to these amortizing intangible assets.
Prior to the adoption of ASU 2023-08, the Company recorded gross impairment charges when the observed market price of crypto assets held decreased below the carrying value, and recovered certain impairments through subsequent crypto asset sales and disposals. Collectively, these activities were recorded in Crypto asset impairment, net in the Consolidated Statements of Operations. As a result of the adoption of ASU 2023-08, the Company no longer records impairment charges or recovery of impairments on crypto assets held. See Note 2. Summary of Significant Accounting Policies—Recent accounting pronouncements for additional details on the adoption of ASU 2023-08. In the applicable periods, Crypto asset impairment, net comprised the following (in thousands):

	Year Ended December 31,
	2023	2022
Gross crypto asset impairment expense	$96,783	$757,257
Recoveries	(131,458)	(35,046)
Crypto asset impairment, net	$(34,675)	$722,211

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

10. LONG-TERM DEBT
The components of Long-term debt were as follows (in thousands, except percentages):

	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
December 31, 2024
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,273,013	$(9,395)	$1,263,618
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(6,562)	993,438
0.25% 2030 Convertible Notes due on April 1, 2030	0.55%	1,265,000	(19,322)	1,245,678
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	737,457	(6,110)	731,347
Total		$4,275,470	$(41,389)	$4,234,081

December 31, 2023
0.50% 2026 Convertible Notes due on June 1, 2026	0.98%	$1,273,013	$(15,378)	$1,257,635
3.38% 2028 Senior Notes due on October 1, 2028	3.57%	1,000,000	(8,218)	991,782
3.63% 2031 Senior Notes due on October 1, 2031	3.77%	737,457	(6,917)	730,540
Total		$3,010,470	$(30,513)	$2,979,957
Convertible senior notes
2026 Convertible Notes
In May 2021, the Company issued an aggregate principal amount of $1.4 billion of convertible senior notes due in 2026 (the “2026 Convertible Notes”) pursuant to an indenture, dated May 18, 2021 (the “2026 Convertible Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2026 Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).
The 2026 Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 0.5% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2026 Convertible Notes mature on June 1, 2026, unless earlier converted, redeemed or repurchased. The proceeds received of $1.4 billion were net of a 1% original issue discount and immaterial debt issuance costs. In 2023, the Company paid $126.4 million to repurchase $164.5 million of aggregate principal amount of the 2026 Convertible Notes with a carrying value of $162.4 million, net of immaterial unamortized issuance costs, original issue discount, and legal fees. The Company recorded a corresponding net gain on extinguishment of long-term debt during the year ended December 31, 2023 of $35.8 million in Other (income) expense, net within the Consolidated Statements of Operations.
The initial conversion rate for the 2026 Convertible Notes is 2.6994 shares of the Company's Class A common stock per $1,000 principal amount of 2026 Convertible Notes, which is equivalent to an initial conversion price of approximately $370.45 per share of the Class A common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the 2026 Convertible Notes Indenture.
The 2026 Convertible Notes will be convertible at the option of the holders before December 1, 2025 only upon the occurrence of certain events, and from and after December 1, 2025, at any time at their election until the close of business on the second scheduled trading day immediately preceding June 1, 2026, only under certain circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

whole fundamental change (as defined in the 2026 Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally, in the event of a corporate event constituting a fundamental change (as defined in the 2026 Convertible Notes Indenture), holders of the 2026 Convertible Notes may require the Company to repurchase all or a portion of their 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes being repurchased, plus accrued and unpaid special interest or additional interest, if any, to, but excluding, the date of the fundamental change repurchase.
2030 Convertible Notes
In March 2024, the Company issued an aggregate principal amount of $1.3 billion of convertible senior notes due 2030 (the “2030 Convertible Notes”), which included the full exercise by the initial purchasers of their option to purchase up to an additional $165.0 million aggregate principal amount of the 2030 Convertible Notes, pursuant to an indenture, dated March 18, 2024 between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2030 Convertible Notes Indenture”). The 2030 Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
The 2030 Convertible Notes are senior unsecured obligations of the Company and accrue interest of 0.25% per year payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The 2030 Convertible Notes mature on April 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds received of $1.2 billion, were net of a 1.5% original issue discount and immaterial debt issuance costs.
The 2030 Convertible Notes will be convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election at an initial conversion rate of 2.9981 shares of the Company’s Class A common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of approximately $333.54 per share of the Company’s Class A common stock. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the 2030 Convertible Notes Indenture.
Beginning with the third quarter of 2024, the 2030 Convertible Notes are convertible at the option of the holder if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the 2030 Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally in the event of a corporate event constituting a fundamental change (as defined in the 2030 Convertible Notes Indenture), holders of the 2030 Convertible Notes may require the Company to repurchase all or a portion of their 2030 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2030 Convertible Notes being repurchased, plus accrued and unpaid special interest or additional interest, if any, to, but excluding, the date of the fundamental change repurchase.
The Company accounts for the 2030 Convertible Notes wholly as debt because (1) the conversion features do not require bifurcation as a derivative under ASC 815, Derivatives and Hedging and (2) the 2030 Convertible Notes were not issued at a substantial premium.
Capped calls
On May 18, 2021, in connection with the pricing of the 2026 Convertible Notes, on March 13, 2024, in connection with the pricing of the 2030 Convertible Notes, and on March 14, 2024, in connection with the full exercise by the initial purchasers of their option to purchase additional 2030 Convertible Notes, the

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Company entered into privately negotiated capped call transactions (the “2026 Capped Calls” and “2030 Capped Calls,” respectively, and “the Capped Calls,” collectively) with certain financial institutions (the “2026 Option Counterparties” and “2030 Option Counterparties,” respectively, and the “Option Counterparties” collectively) at a cost of $90.1 million and $104.1 million, respectively, in each case in exchange for the right to receive a predetermined amount of cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. The Capped Calls cover, subject to customary adjustments, the number of shares of the Company’s Class A common stock initially underlying each of the 2026 Convertible Notes and 2030 Convertible Notes (collectively, the “Convertible Notes”), as applicable. The Capped Calls allow the Company to hedge the economic effect of the conversion options embedded in the Convertible Notes and purchase shares of its own Class A common stock at a specified strike price. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its Class A common stock (or, in the event a conversion of the Convertible Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the Convertible Notes its Class A common stock price exceeds the conversion price of the Convertible Notes. The 2026 Capped Calls have an initial strike price of approximately $370.45 per share of Class A common stock (the “2026 Initial Strike Price”) and an initial cap price of approximately $478.00 per share of Class A common stock (the “2026 Initial Cap Price”). The 2030 Capped Calls have an initial strike price of approximately $333.54 per share of Class A common stock (the “2030 Initial Strike Price”) and an initial cap price of approximately $503.46 per share of Class A common stock (the “2030 Initial Cap Price”). Upon expiration of the agreements underlying the Capped Calls, the Capped Calls will be automatically exercised. If the closing market price of the Class A common stock is above the applicable initial cap price, the initial investments will be returned with a premium in either cash or shares at the Company’s election. If the closing market price of the Class A common stock is at or below the applicable initial strike price, the Company will receive the number of shares specified in the agreements.
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
In August and September 2023, the Company paid $177.2 million to repurchase $262.5 million of aggregate principal amount of the 2031 Senior Notes with a carrying value of $259.9 million, net of immaterial unamortized issuance costs and legal fees. The Company recorded a corresponding net gain on extinguishment of long-term debt during the year of $81.6 million in Other (income) expense, net within the Consolidated Statements of Operations.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

The Company issued the Senior Notes at par, with the proceeds net of immaterial debt issuance costs. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning in April 2022 at 3.375% per annum for the 2028 Senior Notes and 3.625% per annum for the 2031 Notes. The entire principal amount of the Senior Notes is due at the time of maturity, unless repurchased or redeemed at an earlier date. The Senior Notes were issued pursuant to an indenture, dated September 17, 2021, among the Company, the Guarantor (as defined below) and U.S. Bank National Association, as trustee (the “Senior Notes Indenture”).
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
If the 2028 Senior Notes are redeemed before October 1, 2025, the Company may redeem any or all of the notes at the redemption prices equal to 101.688% of the principal amount of the 2028 Senior Notes plus accrued and unpaid interest thereon, if any to, but excluding the redemption date.
Upon the occurrence of a change of control triggering event (as defined in the Senior Notes Indenture), the Company must offer to repurchase each series of the Senior Notes at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus any accrued and unpaid interest, to, but excluding, the applicable repurchase date.
The Senior Notes are guaranteed by one of the Company’s domestic subsidiaries, Coinbase, Inc. (the “Guarantor”).
The Senior Notes Indenture contains customary covenants that restrict the ability of the Company and certain of its subsidiaries to incur debt and liens. The Company is not aware of any instances of non-compliance with the covenants as of December 31, 2024.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

11. DERIVATIVES
During the periods presented, the Company’s derivatives were all embedded forward contracts to receive or deliver a fixed amount of crypto assets in the future.
Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes the balance sheet impact of derivative instruments as measured in U.S. dollar equivalents (in thousands):

Consolidated Balance Sheets Location	Notional	Fair Value, Net	Total
December 31, 2024
Not designated as hedging instruments
Accounts receivable, net(1)	$16,264	$18,557	$34,821
Other current assets(1)	99,265	61,304	160,569
Crypto asset borrowings	310,040	(9,930)	300,110
Obligation to return collateral(1)	526,337	241,147	767,484
Accrued expenses and other current liabilities(1)	37,428	(4,106)	33,322

December 31, 2023
Designated as hedging instruments
Crypto asset borrowings	$31,666	$13,547	$45,213
Obligation to return collateral(1)	255,686	98,322	354,008
Not designated as hedging instruments
Accounts receivable, net(1)	16,335	28,065	44,400
Crypto asset borrowings	12,503	5,264	17,767
Accrued expenses and other current liabilities(1)	20,092	590	20,682
__________________
(1)Represents the portion of the Consolidated Balance Sheet line item that is denominated in crypto assets.
The following table summarizes information on derivatives by accounting designation (in thousands):

	Gross Derivative Assets			Gross Derivative Liabilities
Consolidated Balance Sheets Location	Not Designated as Hedges	Designated as Hedges	Total Derivative Assets	Not Designated as Hedges	Designated as Hedges	Total Derivative Liabilities
December 31, 2024
Accounts receivable, net	$20,368	$—	$20,368	$1,811	$—	$1,811
Other current assets	61,304	—	61,304	—	—	—
Crypto asset borrowings	18,030	—	18,030	8,100	—	8,100
Obligation to return collateral	2,149	—	2,149	243,296	—	243,296
Accrued expenses and other current liabilities	6,814	—	6,814	2,708	—	2,708
Total fair value of derivatives	$108,665	$—	$108,665	$255,915	$—	$255,915

December 31, 2023
Accounts receivable, net	$28,065	$—	$28,065	$—	$—	$—
Crypto asset borrowings	26	(25)	1	5,290	13,522	18,812
Obligation to return collateral	—	389	389	—	98,711	98,711
Accrued expenses and other current liabilities	2,511	—	2,511	3,101	—	3,101
Total fair value of derivatives	$30,602	$364	$30,966	$8,391	$112,233	$120,624

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Impact of derivatives on the Consolidated Statements of Operations
(Losses) gains on changes in the fair value of derivative instruments recorded in the Consolidated Statements of Operations were as follows (in thousands):

	Derivatives	Hedged Items	Income Statement Impact(5)	Derivatives	Hedged Items	Income Statement Impact
	Year Ended December 31, 2024			Year Ended December 31, 2023
Designated as hedging instruments
Crypto asset futures(1)	$—	$—	$—	$(40,191)	$46,453	$6,262
Crypto asset borrowings(1)	—	—	—	(75,249)	117,393	42,144
Obligation to return collateral(2)	—	—	—	(98,322)	98,322	—
Not designated as hedging instruments
Crypto asset borrowings(3)	28,304	—	28,304	(47,160)	—	(47,160)
Obligation to return collateral(2)	(142,825)	—	(142,825)	—	—	—
Other(4)	83,269	—	83,269	37,031	—	37,031
Total	$(31,252)	$—	$(31,252)	$(223,891)	$262,168	$38,277
__________________
(1)Changes in fair value are recorded in Other operating expense, net in the Consolidated Statements of Operations.
(2)Changes in fair value are recorded in Transaction expense in the Consolidated Statements of Operations.
(3)As of January 1, 2024, the date of the Company’s adoption of ASU 2023-08, changes in fair value are recorded in Transaction expense in the Consolidated Statements of Operations. Prior to adoption of ASU 2023-08, changes in fair value were recorded in Other operating expense, net in the Consolidated Statements of Operations.
(4)Changes in fair value are recorded in Other (income) expense, net or Other operating expense, net in the Consolidated Statements of Operations depending on the nature of the derivative.
(5)The income statement impact of Crypto asset borrowings and Obligation to return collateral derivatives is naturally offset, at least in part, by the impact of associated naturally offsetting positions in the Consolidated Statements of Operations.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

12. OTHER CONSOLIDATED BALANCE SHEETS DETAILS
The following table presents certain other details of the Consolidated Balance Sheets (in thousands):

	December 31,
	2024	2023
Other current assets
Prepaid expenses	$88,500	$79,552
Income taxes receivable	5,530	63,726
Other	183,506	69,262
Total other current assets	$277,536	$212,540

Other non-current assets
Strategic investments	$374,161	$343,045
Income taxes receivable	60,004	—
Lease ROU assets	81,151	12,737
Other	33,135	19,840
Total other non-current assets	$548,451	$375,622

Accrued expenses and other current liabilities
Accrued payroll and payroll related expenses	$186,151	$224,237
Other accrued expenses	145,369	89,254
Income taxes payable	90,910	17,366
Other payables	204,390	126,032
Total accrued expenses and other current liabilities	$626,820	$456,889

Other non-current liabilities
Lease liabilities	$85,789	$3,821
Other	3,919	3,395
Total other non-current liabilities	$89,708	$7,216
Leases
The Company has operating leases for corporate offices. The leases have remaining lease terms of less than one year to 11 years, generally with options to extend or terminate the lease that were not included in determining the lease terms as the Company is not reasonably certain to exercise those options.
Maturities of lease liabilities were as follows (in thousands):

2025	$9,885
2026	14,069
2027	13,137
2028	12,203
Thereafter	83,033
Total lease payments	132,327
Less: imputed interest	(36,941)
Total lease liabilities	$95,386

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Other information related to leases was as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	9.8	1.5
Weighted-average discount rate	6.36%	4.05%
13. FAIR VALUE MEASUREMENTS
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	December 31,
	2024		2023
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents(1)	$6,607,023	$—	$3,682,917	$—
Restricted cash equivalents(2)	1,415	—	—	—
Customer custodial funds(3)	4,269,410	—	3,301,029	—
Crypto assets held for operations	82,781	—	—	—
Crypto asset loan receivables	—	92,619	—	22,229
Crypto assets held as collateral(4)	767,484	—	354,008	—
Crypto assets borrowed(4)	261,052	—	45,212	—
Crypto assets held for investment	1,552,995	—	—	—
Derivative assets(5)	—	108,665	—	30,966
Total assets	$13,542,160	$201,284	$7,383,166	$53,195

Liabilities
Derivative liabilities(5)	$—	$255,915	$—	$120,624
__________________
(1)Represents cash equivalents, which comprise money market funds. Excludes cash, comprising $1.8 billion of corporate cash held in deposit at banks and $88.2 million held at venues as of December 31, 2024, and $1.4 billion of corporate cash held in deposit at banks and $88.8 million held at venues as of December 31, 2023.
(2)Represents restricted cash equivalents, which comprise money market funds. Excludes restricted cash, comprising $37.1 million held in deposit at banks and held at venues as of December 31, 2024.
(3)Represents customer custodial cash equivalents, which comprise money market funds. Excludes customer custodial funds, comprising $1.9 billion and $1.3 billion held in deposit at financial institutions and customer custodial funds in transit as of December 31, 2024 and December 31, 2023, respectively.
(4)The December 31, 2023 amount represents crypto assets designated as hedged items in fair value hedges.
(5)See Note 11. Derivatives for additional details.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

The changes in the carrying value of strategic investments accounted for under the measurement alternative are presented below (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$330,346	$315,285
Net additions(1)	48,031	60,979
Upward adjustments	1,861	62
Previously-held interest in acquiree(2)	—	(20,000)
Impairments and downward adjustments	(18,717)	(25,980)
Ending balance	$361,521	$330,346
__________________
(1)Net additions include additions from purchases and reductions due to exits of strategic investments.
(2)See Note 19. Acquisitions for additional details on the Company’s 2023 acquisition.
The following table summarizes the cumulative impact from remeasurement of measurement alternative investments outstanding at the dates shown, recorded in Other (income) expense, net in the Consolidated Statements of Operations (in thousands):

	December 31,
	2024	2023
Cumulative upward adjustments	$6,774	$4,913
Cumulative impairments and downward adjustments	$(145,762)	$(127,045)
Assets and liabilities not measured and recorded at fair value
Certain of the Company’s financial instruments are not measured and recorded at fair value because carrying values of these instruments approximate their fair values due to their liquid or short-term nature. These include cash, restricted cash, USDC, certain customer custodial funds and related liabilities, and the following financial instruments denominated in fiat or USDC, as applicable: accounts receivable, loan receivables, collateral pledged, obligations to return collateral, and accounts payable. If these financial instruments were recorded at fair value, they would be based on Level 1 valuation inputs, except for the following financial instruments denominated in fiat or USDC, as applicable, which would be based on Level 2 valuation inputs: loan receivables, certain other receivables, and certain payables.
The Company’s long-term debt is not measured and recorded at fair value. As of December 31, 2024, the estimated fair value of the 2026 Convertible Notes, the 2030 Convertible Notes, the 2028 Senior Notes, and the 2031 Senior Notes were $1.3 billion, $1.4 billion, $901.3 million, and $625.0 million, respectively. As of December 31, 2023, the estimated fair value of the 2026 Convertible Notes, the 2028 Senior Notes, and the 2031 Senior Notes were $1.2 billion, $828.4 million, and $557.8 million, respectively. These are based on quoted prices for these instruments in markets that are not active and other market observable inputs, which are considered Level 2 valuation inputs.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Common stock
Pursuant to the Restated Certificate of Incorporation, the Board is authorized to issue 10,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, and 500,000,000 shares of undesignated common stock.
Dividend rights
Shares of Class A common stock and Class B common stock will be treated equally, identically, and ratably, on a per share basis, with respect to dividends that may be declared by the Board.
Voting rights
Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 20 votes per share. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters (including the election of directors) submitted to a vote of the stockholders of the Company.
Right to receive liquidation distributions
Upon a liquidation, dissolution, or winding-up of the Company, the assets legally available for distribution to stockholders would be distributed ratably among the holders of Class A common stock and Class B common stock and any participating preferred stock or new series of common stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock or new series of common stock.
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
Share repurchase program
In October 2024, the Board authorized the repurchase of up to an aggregate of $1.0 billion of the Company’s Class A common stock without expiration. Repurchases may be made at management’s discretion from time to time on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), through privately negotiated transactions, or by other methods in accordance with applicable securities laws and other restrictions. The timing and amount of any repurchases will depend on market conditions and other considerations. The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of the Company’s Class A common stock, and the program may be modified, suspended, or discontinued at any time. As of December 31, 2024, no shares have been repurchased under the Share Repurchase Program.
15. STOCK-BASED COMPENSATION
Stock plans
As of December 31, 2024, there were 23,649,488 shares of Class A common stock subject to issued and outstanding options, RSUs, and PRSUs, and 2,352,610 shares of Class B common stock subject to issued and outstanding options under the Plans. Under the 2021 Plan, there were 56,740,929 shares of Class A common stock available for future issuance.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Stock options
A summary of stock options activity, including performance-based options, is as follows (in thousands, except per share and years data):

		Weighted Average
	Options Outstanding	Exercise Price Per Share	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2024	28,697	$25.01	6.1	$4,295,055
Exercised	(5,687)	22.18
Forfeited and cancelled	(81)	59.90
Balance at December 31, 2024	22,929	$25.59	5.2	$5,106,538

Exercisable at December 31, 2024	16,795	$26.36	5.1	$3,727,374
Vested and expected to vest at December 31, 2024	16,795	$26.36	5.1	$3,727,374

As of December 31, 2024, there was total unrecognized compensation cost of $25.6 million related to unvested stock options, which cost is expected to be recognized over a weighted-average period of 2.7 years.
The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023, and 2022 was $1.2 billion, $226.5 million, and $336.3 million, respectively.
During the years ended December 31, 2024, 2023, and 2022, 1,647,333, 4,567,625, and 7,592,673 stock options, respectively, vested with a weighted-average grant date fair value of $24.81, $15.93, and $12.46 per share, respectively.
The weighted-average assumptions used under the Black-Scholes-Merton Option-Pricing Model to calculate the fair value of the options granted during the periods presented were as follows (in percentages, except as noted):

	Year Ended December 31,
	2023	2022
Dividend yield	0.0	0.0
Expected volatility	90.5	59.3
Expected term (in years)	5.8	5.8
Risk-free interest rate	3.9	2.1
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

The market conditions are contingent on the Company’s Class A common stock price achieving certain stock price target milestones. On July 8, 2021, the first price target of the award was met, resulting in the vesting of 3,159,930 shares of Class A common stock subject to the option award. During each of the years ended December 31, 2024, 2023, and 2022, stock-based compensation expense of $3.9 million was recognized related to this award.
Restricted stock units
A summary of RSU activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2024	3,016	$108.07
Granted	6,233	158.85
Vested	(6,189)	135.10
Forfeited and cancelled	(710)	133.75
Balance at December 31, 2024	2,350	$163.82
During the years ended December 31, 2023 and 2022, the weighted-average grant date fair value per share granted was $108.07 and $112.35, respectively. During the years ended December 31, 2024, 2023, and 2022, the aggregate fair value as of the vest date of RSUs that vested was $1.4 billion, $753.9 million, and $947.9 million, respectively.
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
As of December 31, 2024, there was total unrecognized compensation cost of $307.2 million related to unvested RSUs, which cost is expected to be recognized over a weighted-average period of 1.4 years.
Performance restricted stock units
A summary of PRSU activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2024	804	$55.42
Vested	(80)	55.42
Balance at December 31, 2024	724	$55.42
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

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
During the years ended December 31, 2024 and 2023, stock-based compensation expense of $10.0 million and $9.8 million was recognized, respectively, related to this award.
During the year ended December 31, 2024, certain conditions were met that triggered expensing of a portion of Financial Performance Tranches that were previously not being expensed until such conditions were met. The Company is not yet recognizing expense with respect to the remaining portion of these tranches; as of December 31, 2024, the remaining grant date fair value of the Financial Performance Tranches that is not yet expensing is $17.0 million. As of December 31, 2024, there was total unrecognized compensation cost of $7.7 million related to the unvested PRSUs that are currently expensing, which costs are expected to be recognized over a weighted-average period of one year.
Restricted stock
A summary of restricted stock activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2024	543	$114.22
Vested	(199)	138.05
Forfeited and cancelled	(4)	267.48
Balance at December 31, 2024	340	$98.49
During the years ended December 31, 2023 and 2022, the weighted-average grant date fair value per share granted was $114.22 and $137.05, respectively. During the years ended December 31, 2024, 2023, and 2022, the aggregate fair value as of the vest date of restricted stock that vested was $37.8 million, $56.0 million, and $148.6 million, respectively.
As of December 31, 2024, there was total unrecognized compensation cost of $8.5 million related to unvested restricted stock, which cost is expected to be recognized over a weighted-average period of 0.9 years.
Employee Stock Purchase Plan
During the years ended December 31, 2024, 2023, and 2022, total stock-based compensation expense of $13.4 million, $17.3 million, and $28.4 million, respectively, was recognized related to the ESPP. As of December 31, 2024 and 2023, the Company had a liability of $5.1 million and $4.1 million, respectively, related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. As of December 31, 2024, there were 11.0 million shares of Class A common stock available for issuance under the ESPP.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Stock-based compensation
The effects of stock-based compensation on the Consolidated Statements of Operations and Consolidated Balance Sheets are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Statements of Operations
Technology and development	$564,726	$476,478	$1,093,983
Sales and marketing	69,460	59,000	76,153
General and administrative	278,652	245,190	395,687
Restructuring	—	84,042	—
Total stock-based compensation expense	$912,838	$864,710	$1,565,823

Balance Sheets
Software and equipment, net(1)	$48,068	$53,617	$118,017
_______________
(1)Represents capitalized stock-based compensation that was recorded to Software and equipment, net during the years presented. See Note 8. Software and Equipment, Net for additional details.
During the years ended December 31, 2024, 2023, and 2022, the Company recognized an income tax benefit of $537.7 million, $205.6 million, and $246.6 million, respectively, related to stock-based compensation expense.
16. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Losses (gains) on strategic investments, net	$11,553	$(24,368)	$101,219
Losses on foreign exchange, net	2,485	10,609	161,749
Gain on extinguishment of long-term debt, net	—	(117,383)	—
Other	(43,112)	(36,441)	2,505
Total other (income) expense, net	$(29,074)	$(167,583)	$265,473

17. INCOME TAXES
The components of income (loss) before income taxes were attributable to the following regions (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$2,909,765	$(113,067)	$(3,071,951)
Foreign	32,879	36,222	7,369
Total income (loss) before income taxes	$2,942,644	$(76,845)	$(3,064,582)

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$120,412	$8,761	$1,654
State	59,961	24,236	3,985
Foreign	31,890	11,621	22,763
Total current	212,263	44,618	28,402
Deferred
Federal	134,719	(218,165)	(361,056)
State	22,376	416	(126,713)
Foreign	(5,780)	1,415	19,734
Total deferred	151,315	(216,334)	(468,035)
Total provision for (benefit from) income taxes	$363,578	$(171,716)	$(439,633)
The table below provides the updated requirements of ASU 2023-09 for 2024. See Note 2. Summary of Significant Accounting Policies—Recent accounting pronouncements for additional details on the adoption of ASU 2023-09.

The effective income tax rate for the year ended December 31, 2024 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	Year Ended December 31, 2024
	$	%
Provision for income taxes at U.S. federal statutory rate	$617,955	21.00%
State and local income taxes, net of federal benefit(1)	66,325	2.25
Foreign tax effects	18,705	0.64
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws:
Foreign Derived Intangible Income (“FDII”)	(11,592)	(0.39)
Other	(1,472)	(0.05)
Tax credits:
Research and development (“R&D”) credits	(69,603)	(2.37)
Valuation allowance	(7,493)	(0.25)
Non-taxable or non-deductible items:
Equity compensation	(276,645)	(9.40)
Non-deductible compensation	24,114	0.82
Uncertain tax positions	3,244	0.11
Adjustment to prior period provision	(1,110)	(0.04)
Other adjustments	1,150	0.04
Total tax provision and effective tax rate	$363,578	12.36%
________________
(1)State taxes in California, New York, New Jersey, and Illinois made up the majority (greater than 50%) of the tax effect in this category.
The Company’s effective tax rate of 12.36% for the year ended December 31, 2024 is due primarily to tax benefits related to stock-based compensation and federal R&D credits, reduced by state taxes and certain nondeductible compensation.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

As previously disclosed for the years ended December 31, 2023 and 2022, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2023	2022
	%	%
U.S. statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	6.08	5.04
Foreign rate differential	(0.14)	(0.02)
Non-deductible compensation	(48.93)	(1.34)
Equity compensation	43.51	(3.43)
Adjustment to prior year provision	24.85	(0.23)
R&D credits	62.20	1.40
Change in valuation allowance	195.59	(6.37)
Foreign tax credit	6.31	—
FDII	0.65	—
Global Intangible Low Taxed Income (GILTI)	(18.55)	(0.94)
Uncertain tax positions	(56.06)	(0.60)
Other	(13.05)	(0.16)
Effective income tax rate	223.46%	14.35%

The Company’s effective tax rate of 223.46% for the year ended December 31, 2023 is due primarily to a reduction of a valuation allowance related to impairment charges on crypto assets held and strategic investments and tax benefits related to federal R&D credits, reduced by certain nondeductible compensation, tax on non-U.S. earnings, and other nondeductible expenses related to political contributions.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Obligation to return crypto assets held as collateral	$163,452	$61,077
Accruals and reserves	27,262	13,847
Net operating loss carryforward	53,107	55,563
Lease liability	22,645	4,494
Tax credit carryforward	240,977	351,003
Stock-based compensation	30,663	21,284
Intangibles	48,641	49,255
Capitalized expenses	951,665	759,789
Capital losses - realized/unrealized	—	207,563
Gross deferred tax assets	1,538,412	1,523,875
Less: valuation allowance	(124,202)	(102,250)
Total deferred tax assets	1,414,210	1,421,625
Deferred tax liabilities
Crypto assets held as collateral	(163,452)	(61,077)
State taxes	(40,141)	(13,169)
Depreciation and amortization	(33,370)	(32,246)
Prepaid expenses	(14,457)	(10,870)
Lease ROU assets	(20,369)	(3,894)
Installment gain	(8,863)	(10,918)
Capital gains - unrealized	(184,473)	—
Other	(7,787)	(17,218)
Total deferred tax liabilities	(472,912)	(149,392)
Total net deferred tax assets	$941,298	$1,272,233
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
Activity related to the Company’s valuation allowance consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$102,250	$252,258	$54,383
Charged (credited) to expenses	21,952	(150,008)	197,875
Balance, end of period	$124,202	$102,250	$252,258
The Company’s valuation allowance as of December 31, 2024 was higher compared to 2023 due primarily to an increase in the valuation allowance related to newly generated California R&D credits.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2024, the Company also had R&D credits of $116.8 million and $124.2 million for federal and state income tax purposes, respectively. If not utilized, the federal R&D credits will expire in various amounts beginning in 2042. However, the state of California R&D credits can be carried forward indefinitely. The Company also had U.S. federal net operating loss carryforwards of $45.8 million as of December 31, 2024, and an estimated $105.0 million as of December 31, 2023. The U.S. federal net operating losses carry forward indefinitely. Additionally, the Company had U.S. state net operating losses of approximately $549.8 million as of December 31, 2024. Generally, California and other significant U.S. states have a twenty-year carryforward for net operating losses.
Activity related to the Company’s unrecognized tax benefits consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$171,693	$124,106	$111,019
Settlements	(67)	—	(6,128)
Increase related to tax positions taken during a prior year	2,433	30,685	13,940
Decrease related to tax positions taken during a prior year	(18,378)	—	(9,187)
Increase related to tax positions taken during the current year	35,263	16,902	14,462
Balance, end of period	$190,944	$171,693	$124,106
As of December 31, 2024 and 2023, the Company had unrecognized tax benefits of $136.8 million and $126.8 million, respectively, which would reduce income tax expense and affect the effective tax rate, if recognized. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company recorded $2.5 million and $3.5 million of accrued interest and penalties, respectively, as of December 31, 2024 and $1.6 million and $0.5 million of accrued interest and penalties, respectively, as of December 31, 2023.
The Company files income tax returns in the U.S. (federal and state) and foreign jurisdictions. The Company is currently under audit by the IRS with respect to its federal income tax returns for 2020 and 2021, and California with respect to its state income tax returns for 2018 and 2019. The Company is also under audit in foreign jurisdictions for certain years including the United Kingdom, India, Kenya, and Philippines.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

18. NET INCOME (LOSS) PER SHARE
The computation of Net income (loss) per share, including the weighted average shares outstanding used in the computation (“WASO”), is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerators
Net income (loss)	$2,579,066	$94,871	$(2,624,949)
Less: Net income allocated to participating shares	(1,311)	(119)	—
Net income (loss) attributable to common stockholders, basic	$2,577,755	$94,752	$(2,624,949)

Net income (loss)	$2,579,066	$94,871	$(2,624,949)
Add: Interest on the Convertible Notes, net of tax	13,375	—	—
Less: Net income allocated to participating shares	(1,193)	(120)	—
Less: Fair value gain on contingent consideration arrangement, net of tax	—	—	(6,230)
Net income (loss) attributable to common stockholders, diluted	$2,591,248	$94,751	$(2,631,179)

Denominators
WASO - basic	247,374	235,796	222,314
Weighted-average effect of potentially dilutive shares:
Stock options	16,958	16,845	—
Convertible Notes	6,462	—	—
RSUs	1,933	1,447	—
PRSUs	369	158	—
Restricted common stock	281	145	—
Contingent consideration	—	—	24
WASO - diluted	273,377	254,391	222,338

Net income (loss) per share attributable to common stockholders:
Basic	$10.42	$0.40	$(11.81)
Diluted	$9.48	$0.37	$(11.83)

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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation awards(1)	6,582	9,175	40,671
Convertible Notes	—	3,437	3,880
Total	6,582	12,612	44,551
__________________
(1)Includes shares under the ESPP.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

19. ACQUISITIONS
Information on acquisitions completed during the periods presented is set forth below. The results of operations of all acquired businesses have been recorded in the Consolidated Financial Statements since the dates of acquisition. The impact of these acquisitions was not considered significant to the Consolidated Financial Statements for the periods presented, and pro forma financial information has not been provided. In addition, all acquisition costs incurred were immaterial and were recorded in General and administrative expense in the Consolidated Statements of Operations during the year of acquisition.
2023 acquisition
On March 3, 2023, the Company completed the acquisition of One River Digital Asset Management, LLC (“ORDAM”) by acquiring all issued and outstanding membership units of ORDAM.
The total purchase consideration transferred in the acquisition was $96.8 million, which included $31.8 million in cash and cash payable, $20.0 million in a previously-held interest on the acquisition date, and $45.0 million in Class A common stock of the Company. The net assets acquired in acquisition was $31.0 million, and the excess purchase price of $65.8 million was recorded as goodwill.

2022 acquisitions
Unbound Security, Inc.
On January 4, 2022, the Company completed the acquisition of Unbound Security, Inc. (“Unbound”) by acquiring all issued and outstanding shares of capital stock and stock options of Unbound. Unbound is a pioneer in a number of cryptographic security technologies, which the Company believes will play a key role in the Company’s product and security roadmap.
In accordance with ASC 805, the acquisition was accounted for as a business combination under the acquisition method. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, as follows (in thousands):

Goodwill	$222,732
Intangible assets	28,500
Other assets and liabilities, net	6,752
Net assets acquired	$257,984
None of the goodwill is expected to be deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, synergies, and the use of purchased technology to develop future products and technologies. No material measurement period adjustments were recognized during the year ended December 31, 2022.
The total consideration transferred in the acquisition was $258.0 million, consisting of the following (in thousands):

Cash and cash payable	$151,550
Class A common stock of the Company	103,977
RSUs for shares of the Company’s Class A common stock	2,457
Total purchase consideration	$257,984
Included in the purchase consideration are $21.7 million in cash and 85,324 shares of the Company’s Class A common stock that were subject to an indemnity holdback and that were released within 18 months from the closing date of the transaction.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

FairXchange, Inc.
On February 1, 2022, the Company completed the acquisition of FairXchange, Inc. (“FairX”) by acquiring all issued and outstanding shares of capital stock, stock options, and warrants of FairX. FairX is a derivatives exchange which is registered with the U.S. Commodity Futures Trading Commission as a designated contract market (“DCM”) and the Company believes it has been a key stepping stone on the Company’s path to offer crypto derivatives to consumers and institutional customers in the United States.
In accordance with ASC 805, the acquisition was accounted for as a business combination under the acquisition method. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, as follows (in thousands):

Goodwill	$231,685
Intangible assets	41,000
Other assets and liabilities, net	2,405
Net assets acquired	$275,090
None of the goodwill is expected to be deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, market presence, synergies, and the use of purchased technology to develop future products and technologies. No material measurement period adjustments were recognized during the year ended December 31, 2022.
The total consideration transferred in the acquisition was $275.1 million, consisting of the following (in thousands):

Cash and cash payable	$67,168
Class A common stock of the Company	207,922
Total purchase consideration	$275,090
The aggregate purchase consideration includes 170,397 shares of the Company’s Class A common stock for a value of $33.7 million to be issued after the acquisition date. The fair value of these shares on the acquisition date is included in additional paid-in capital. Additionally, included in the purchase consideration are $4.7 million in cash and 83,035 shares of the Company’s Class A common stock that were subject to an indemnity holdback and were released or cancelled in December 2024.
20. RESTRUCTURING
In January 2023, the Company announced a restructuring impacting 21% of the Company’s headcount as of that date. The restructuring was intended to manage the Company’s operating expenses in response to the then-ongoing market conditions impacting the cryptoeconomy and business prioritization efforts. As a result, in 2023, the Company recorded restructuring charges of $142.6 million, which included $84.0 million in stock-based compensation, $56.7 million in separation pay, and an immaterial amount of other personnel costs. The restructuring was completed and all amounts were settled in 2023.
In June 2022, the Company announced a restructuring impacting approximately 18% of the Company’s headcount as of that date. This strategic reduction of the existing global workforce was intended to manage the Company’s operating expenses in response to market conditions and ongoing business prioritization efforts. As a result, in 2022, the Company recorded restructuring charges of $40.7 million, which included $38.7 million in separation pay and immaterial amount of other personnel costs. The restructuring was completed and all amounts were settled in 2022.
There were no restructuring charges recorded during the year ended December 31, 2024.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

21. COMMITMENTS AND CONTINGENCIES
Crypto assets and USDC on platform
The Company is obligated to securely store all crypto assets and USDC that it holds in custodial products on behalf of customers. As such, the Company may be liable to its users for losses arising from the Company’s failure to secure these assets from theft or loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of December 31, 2024 and 2023. The Company holds crypto assets and USDC in custodial products on its platform on behalf of its customers totaling $404.0 billion and $191.2 billion at fair value at December 31, 2024 and 2023, respectively. These assets are not recorded in the Consolidated Balance Sheets. Similarly, as the Company has an obligation to securely store all of these assets, it has a corresponding unrecorded liability of $404.0 billion and $191.2 billion at December 31, 2024 and 2023, respectively. Since the risk of loss is remote, the Company did not record a contingent liability at December 31, 2024 or 2023. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

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
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., was filed in the U.S. District Court for the Southern District of New York (the “District Court”) against the Company alleging claims under Sections 5, 15(a)(1) and 29(b) of the Exchange Act, and violations of certain California and Florida state statutes. On March 11, 2022, plaintiffs filed an amended complaint adding Coinbase, Inc. and Brian Armstrong as defendants and adding causes of action, including alleging claims under Sections 5, 12(a)(1) and 15 of the Securities Act and violations of certain New Jersey state statutes. Among other relief requested, the plaintiffs sought injunctive relief, unspecified damages, attorneys’ fees and costs. On February 1, 2023, the District Court dismissed all federal claims (with prejudice) and state law claims (without prejudice) against Coinbase Global, Inc., Coinbase, Inc. and Brian Armstrong. Subsequently, on February 9, 2023, the plaintiffs appealed that ruling to the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”), and the parties completed briefing the appeal on September 13, 2023. Oral argument took place on February 1, 2024 and on April 5, 2024, the Court of Appeals issued a Summary Order affirming the District Court’s dismissal order with respect to the claims alleging violations of the Exchange Act, and reversing the District Court’s dismissal order with respect to the claims alleging violations of the Securities Act and violations of the state statutes. On June 27, 2024, defendants filed an answer to the amended complaint, and on July 29, 2024, the defendants filed a Motion for Judgment on the Pleadings requesting the District Court dismiss the remaining claims. On February 7, 2025, the District Court denied defendants’ Motion for Judgement on the Pleadings and allowed the case to proceed to bifurcated discovery, followed by summary judgment motions. The defendants continue to dispute the claims in this case and intend to vigorously defend against them. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

January 2023, the NYDFS announced a consent order focused on historical shortcomings in Coinbase, Inc.'s compliance program. Pursuant to the consent order, Coinbase, Inc. paid a $50.0 million penalty in January 2023 and completed an agreed additional investment of $50.0 million in its compliance function as of the quarter ended June 30, 2024.
In April 2022, a dissenting stockholder to the Company’s acquisition of FairXchange, Inc. (“FairX”) filed a Verified Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware seeking, among other relief, an appraisal of the fair value of their common and preferred shares of FairX stock. Petitioners contended that the valuation of FairX was higher than the valuation ascribed by the parties at the time of the transaction. The case was captioned Hyde Park Venture Partners Fund III, L.P. et al. v. FairXchange, LLC, et al. Trial took place in November 2023 and post-trial briefing and argument was completed on March 5, 2024 and March 22, 2024, respectively. A settlement offer was made and rejected in November 2023, and another settlement offer was made and rejected in May 2024. On July 30, 2024, the Court of Chancery of the State of Delaware issued an opinion determining the fair value of FairX to be the deal price ascribed by the parties at the time of the transaction, plus both pre- and post-judgment interest. On October 29, 2024, final judgment was entered reflecting this fair value, and the appeal period expired on December 2, 2024 without an appeal filed by either party. The total amount paid by the Company in satisfaction of the final judgment during the year ended December 31, 2024 was $57.7 million of which $10.1 million was recovered from an indemnity holdback established in connection with the FairX acquisition in 2022, including the cancellation of 38,041 shares of the Company’s Class A common stock subject to the indemnity holdback.
In June 2023, the SEC filed a complaint in the District Court against the Company and Coinbase, Inc. alleging that Coinbase, Inc. has acted as an unregistered securities exchange, broker, and clearing agency in violation of Sections 5, 15(a) and 17A(b) of the Exchange Act and that, through its staking program, Coinbase, Inc. has offered and sold securities without registering its offers and sales in violation of Sections 5(a) and 5(c) of the Securities Act. The SEC has also alleged that the Company is liable for the alleged violations as an alleged control person of Coinbase, Inc. The case is captioned SEC v. Coinbase, Inc. et al. The SEC seeks, among other relief, injunctive relief, disgorgement and civil money penalties. The Company and Coinbase, Inc. filed an answer to the SEC complaint in June 2023, dispute the claims in this case, and intend to vigorously defend against them. On August 4, 2023, the Company and Coinbase, Inc. filed a motion for judgment on the pleadings. The SEC filed its response on October 3, 2023 and the Company and Coinbase, Inc. filed their reply on October 24, 2023. Oral argument took place on January 17, 2024. On March 27, 2024, the District Court denied in part the Company and Coinbase, Inc.’s motion for judgment on the pleadings with respect to the SEC’s claims that Coinbase, Inc. has operated as an unregistered securities exchange, broker, and clearing agency and has engaged in an unregistered offer and sale of securities through the Company’s staking program. The District Court dismissed the SEC’s claim that Coinbase, Inc. acts as an unregistered broker through its wallet service. Subsequently, on April 12, 2024, the Company and Coinbase, Inc. filed a motion with the District Court seeking certification of an interlocutory appeal to the Court of Appeals. The District Court granted that motion on January 7, 2025 and stayed proceedings in the District Court. On January 17, 2025, the Company and Coinbase, Inc. filed a petition for permission to appeal to the Court of Appeals. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time. An adverse resolution of the SEC’s lawsuit could have a material impact on the Company’s business and financial statements.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

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
Tax regulation
Current tax rules related to crypto assets are evolving and require significant judgments to be made in interpretation of the law, including but not limited to the areas of income tax, information reporting, value added taxes, digital services tax, transaction level taxes, and the withholding of tax at source. Further, it is possible that additional legislation or guidance may be issued by U.S. and non-U.S. governing bodies that may differ significantly from the Company's practices or interpretation of the law, which could have unforeseen effects on the Company’s financial condition and results of operations, and accordingly, the Company is unable to determine an estimate of the possible loss or range of loss beyond amounts already accrued. As a result, the Company may have exposure to additional tax liabilities that could have an adverse effect on the Company’s operating results and financial condition.
22. RELATED PARTY TRANSACTIONS
Revenue and Accounts receivable, net
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue from related party customers of $22.7 million, $17.9 million, and $12.9 million during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, Accounts receivable, net from related party customers were $2.7 million and $3.4 million, respectively.
Customer custodial funds and liabilities
Customer custodial funds and Customer custodial fund liabilities for related parties as of December 31, 2024 and 2023 were $44.0 million and $348.0 million, respectively.
Other assets
The Company made strategic investments of an aggregate of $12.1 million and an $4.0 million amount for the years ended December 31, 2024 and 2023, respectively, in investees in which certain related parties of the Company held an interest over 10%.
Expenses and Accounts payable
During the years ended December 31, 2024 and 2023, the Company incurred $1.5 million, $2.5 million, respectively, for professional and consulting services provided by entities affiliated with

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

related parties. There were no professional and consulting services provided by entities affiliated with related parties to note during the year ended December 31, 2022.
As of December 31, 2024 and 2023, Accounts payable to related parties were none and immaterial, respectively.
23. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
USDC	$(547,091)	$254,571	$(848,138)
Accounts receivable, net	(100,568)	80,375	(141,023)
Customer custodial funds in transit	46,829	(115,391)	28,952
Income taxes, net	77,099	8,547	1,906
Other current and non-current assets	48,564	28,033	19,237
Other current and non-current liabilities	(2,835)	70,071	(92,382)
Net changes in operating assets and liabilities	$(478,002)	$326,206	$(1,031,448)
The following is a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents (in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$8,543,903	$5,139,351	$4,425,021
Restricted cash and cash equivalents	38,519	22,992	25,873
Customer custodial cash and cash equivalents	6,028,020	4,393,086	4,978,752
Total cash, cash equivalents, and restricted cash and cash equivalents	$14,610,442	$9,555,429	$9,429,646

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

The following is a supplemental schedule of non-cash investing and financing activities (in thousands):

	Year Ended December 31,
	2024	2023	2022
Crypto asset loan receivables originated	$1,559,716	$396,981	$—
Crypto asset loan receivables repaid	1,489,839	469,763	—
Crypto assets received as collateral	3,030,311	886,403	—
Crypto assets received as collateral returned	2,759,660	630,682	—
USDC received as collateral	—	255,383	26,874
USDC received as collateral returned	—	282,257	—
Crypto assets borrowed	844,717	450,663	920,379
Crypto assets borrowed repaid	579,210	559,191	1,432,688
Crypto assets pledged as collateral	—	25,027	10,743
Crypto assets pledged as collateral returned	—	35,770	—
USDC borrowed	122,566	—	—
USDC borrowed repaid	48,407	—	—
USDC pledged as collateral	98,034	131,936	47,634
USDC pledged as collateral returned	145,905	127,690	—
Dispositions of crypto asset investments	182,168	42,551	617
Cumulative-effect adjustment due to the adoption of ASU 2023-08	561,489	—	—
Non-cash consideration paid for business combinations	—	51,494	324,925
The following is a supplemental schedule of cash paid for interest and income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid during the period for interest	$68,543	$76,142	$82,399

Cash paid during the period for income taxes, net of refunds:
U.S. Federal	$63,884	$—	$—
U.S. State and local	50,672	—	—
Foreign	25,785	—	—
Total cash paid during the period for income taxes	$140,341	$—	$—

Cash paid during the period for income taxes (prior to ASU 2023-09)	$—	$39,122	$35,888
Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2024 include U.S. Federal at $63.9 million, California at $8.8 million, New York State at $8.6 million, and New York City at $7.3 million.

24. SUBSEQUENT EVENTS
On February 5, 2025, 1,226,796 performance-based options granted to the Company’s Chief Executive Officer, as described in Note 15. Stock-Based Compensation, vested in accordance with their original terms due to the Company’s Class A common stock price achieving a specified stock price target milestone.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
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

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended December 31, 2024, three of the Company’s officers adopted a Rule 10b5-1 Plan. The applicable Rule 10b5-1 Plans were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.

On December 2, 2024, Emilie Choi, the Company’s President and Chief Operating Officer, entered into a Rule 10b5-1 Plan (the “Choi Plan”). On December 17, 2024, Ms. Choi terminated the Choi Plan for estate planning purposes. As of the date of termination of the Choi Plan, Ms. Choi had not sold any shares of Class A common stock thereunder. The Choi Plan provided for the potential sale of up to 733,235 shares of Class A common stock owned by Ms. Choi, including upon the vesting and settlement of restricted stock units (“RSUs”) and performance RSUs for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock, so long as the market price of the Class A common stock was higher than certain minimum threshold prices specified in the Choi Plan, between an estimated start date of March 3, 2025 and December 31, 2025. The Choi Plan provided for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs and performance RSUs, net of any shares withheld or mandatorily sold by the Company to satisfy applicable tax obligations. The number of shares to be withheld or mandatorily sold by the Company, and therefore the exact number of shares to be sold pursuant to the Choi Plan, could only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be withheld or mandatorily sold by the Company upon future vesting events.

On December 3, 2024, Jennifer Jones, the Company’s Chief Accounting Officer, entered into a Rule 10b5-1 Plan (the “Jones Plan”) providing for the potential sale of up to 23,625 shares of Class A common stock owned by Ms. Jones, plus an additional undetermined number of shares of Class A common stock to be received by Ms. Jones upon the future grant, vesting, and settlement of RSUs for shares of Class A common stock, including upon the vesting and settlement of RSUs for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock, so long as the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Jones Plan or, in certain circumstances, at the market price, between an estimated start date of March 4, 2025 and February 27, 2026. The Jones Plan provides for the sale of shares of Class A common stock to be received by Ms. Jones upon the future grant, vesting, and settlement of RSUs for shares of Class A common stock. The Jones Plan also provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares withheld or mandatorily sold by the Company to satisfy applicable tax obligations and shares sold pursuant to Ms. Jones’ prior Rule 10b5-1 Plan dated February 29, 2024 (the “Prior Jones Plan”). The numbers of shares (i) to be received by Ms. Jones upon the future grant, vesting, and settlement of RSUs for shares of Class A common stock and (ii) to be withheld or mandatorily sold by the Company or sold pursuant to the Prior Jones Plan, and therefore the exact number of shares to be sold pursuant to the Jones Plan, can only be determined upon the occurrence of future events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without (i) including any shares to be sold upon the future vesting and settlement of any RSUs that have not yet been granted and (ii) subtracting any shares to be withheld or mandatorily sold by the Company upon future vesting events or to be sold pursuant to the Prior Jones Plan.

On December 2, 2024, Lawrence Brock, the Company’s Chief People Officer, entered into a Rule 10b5-1 Plan (the “Brock Plan”) providing for the potential sale of up to 72,436 shares of Class A common stock owned by Mr. Brock, plus an additional undetermined number of shares of Class A common stock to be received by Mr. Brock upon the future grant, vesting, and settlement of RSUs for shares of Class A common stock, including upon the vesting and settlement of RSUs for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock, so long as the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Brock Plan or, in certain circumstances, at the market price, between an estimated start date of March 3, 2025 and February 27, 2026. The Brock Plan provides for the sale of shares of Class A common stock to be received by Mr. Brock upon the future grant, vesting, and settlement of RSUs for shares of Class A common stock. The Brock Plan also provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares withheld or mandatorily sold by the Company to satisfy applicable tax obligations. The numbers of shares (i) to be received by Mr. Brock upon the future grant, vesting, and settlement of RSUs for shares of Class A common stock and (ii) to be withheld or mandatorily sold by the Company, and therefore the exact number of shares to be sold pursuant to the Brock Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without (i) including any shares to be sold upon the future vesting and settlement of any RSUs that have not yet been granted and (ii) subtracting any shares to be withheld or mandatorily sold by the Company upon future vesting events.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable
PART III I
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Insider Trading Policies and Procedures
The Company has insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, employees, contractors, advisors, and consultants, and the Company itself, that the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of Nasdaq. A copy of the Company’s Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
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

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	S-8	333-254967	4.1	4/1/2021
3.2	Amended and Restated Bylaws	8-K	001-40289	3.1	2/1/2023
4.1	Form of the Registrant’s Class A common stock certificate	S-1	333-253482	4.1	2/25/2021
4.2	Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain securityholders dated March 15, 2021	S-1	333-253482	4.2	3/17/2021
4.3	Indenture, dated as of May 21, 2021, between Coinbase Global, Inc. and U.S. Bank National Association, as trustee	8-K	001-40289	4.1	5/21/2021
4.4	Form of 0.50% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-40289	4.2	5/21/2021
4.5	Indenture, dated as of September 17, 2021, among Coinbase Global, Inc., Coinbase, Inc. and U.S. Bank National Association, as trustee	8-K	001-40289	4.1	9/17/2021
4.6	Form of 3.375% Senior Notes due 2028 (included in Exhibit 4.5)	8-K	001-40289	4.2	9/17/2021
4.7	Form of 3.625% Senior Notes due 2031 (included in Exhibit 4.5)	8-K	001-40289	4.3	9/17/2021

4.8	Indenture, dated as of March 18, 2024, between Coinbase Global, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-40289	4.1	3/18/2024
4.9	Form of 0.25% Convertible Senior Notes due 2030 (included in Exhibit 4.8)	8-K	001-40289	4.2	3/18/2024
4.10	Description of Class A common stock registered under Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-40289	4.8	2/21/2023
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-253482	10.1	2/25/2021
10.2†	2013 Amended and Restated Stock Plan and forms of award agreements thereunder	S-1	333-253482	10.2	2/25/2021
10.3†	2019 Equity Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-253482	10.3	2/25/2021
10.4†	2021 Equity Incentive Plan and forms of award agreements thereunder					X
10.5†	2021 Employee Stock Purchase Plan and forms of enrollment agreements thereunder					X
10.6†	Form of Immediately Exercisable Stock Option Agreement under the 2021 Equity Incentive Plan	10-K	001-40289	10.6	2/25/2022
10.7†	Employment Agreement by and between the Registrant and Brian Armstrong, dated February 18, 2021	S-1	333-253482	10.6	2/25/2021
10.8†	Employment Agreement by and between the Registrant and Paul Grewal, dated February 11, 2021	S-1	333-253482	10.8	2/25/2021
10.9†	Employment Agreement by and between the Registrant and Alesia J. Haas, dated March 29, 2021	10-K	001-40289	10.10	2/25/2022
10.10†	Employment Agreement by and between the Registrant and Emilie Choi, dated April 8, 2021	10-K	001-40289	10.11	2/25/2022
10.11†	Employment Agreement by and between the Registrant and Lawrence Brock, dated February 11, 2023	10-K	001-40289	10.11	2/15/2024
10.12†	Amended and Restated Change of Control and Severance Policy					X
10.13	Form of Capped Call Transaction Confirmation relating to 0.50% Convertible Senior Notes due 2026	8-K	001-40289	10.1	5/21/2021
10.14	Form of Capped Call Transaction Confirmation relating to 0.25% Convertible Senior Notes due 2030	8-K	001-40289	10.1	3/18/2024
10.15*^	Collaboration Agreement by and between the Registrant and Circle Internet Financial, LLC, dated August 18, 2023					X
10.16*^	Stablecoin Ecosystem Agreement by and between the Registrant and Circle Internet Financial, LLC, dated November 14, 2024					X
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the signature page)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Compensation Recovery Policy	10-K	001-40289	97.1	2/15/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL					X

________________
†    Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
*    The Registrant has omitted portions of the exhibit (indicated by “[*]”) as permitted under Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the SEC upon request.
^ The Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2025		COINBASE GLOBAL, INC.

	By:	/s/ Brian Armstrong
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

Name	Title	Date

/s/ Brian Armstrong	Chief Executive Officer and Chairman of the Board	February 13, 2025
Brian Armstrong	(Principal Executive Officer)

/s/ Alesia J. Haas	Chief Financial Officer	February 13, 2025
Alesia J. Haas	(Principal Financial Officer)

/s/ Jennifer N. Jones	Chief Accounting Officer	February 13, 2025
Jennifer N. Jones	(Principal Accounting Officer)

/s/ Marc L. Andreessen	Director	February 13, 2025
Marc L. Andreessen

/s/ Paul Clement	Director	February 13, 2025
Paul Clement

/s/ Christa Davies	Director	February 13, 2025
Christa Davies

/s/ Frederick Ernest Ehrsam III	Director	February 13, 2025
Frederick Ernest Ehrsam III

/s/ Kelly Kramer	Director	February 13, 2025
Kelly Kramer

/s/ Chris Lehane	Director	February 13, 2025
Chris Lehane

/s/ Tobias Lütke	Director	February 13, 2025
Tobias Lütke

/s/ Gokul Rajaram	Director	February 13, 2025
Gokul Rajaram

/s/ Fred Wilson	Director	February 13, 2025
Fred Wilson