Form 10-Q
period 2025-03-31
Coinbase Global, Inc.
filed 2025-05-08
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 1, 2025, the number of shares of the registrant's Class A common stock outstanding was 211,407,406 and the number of shares of the registrant's Class B common stock outstanding was 43,297,558.

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
•general macroeconomic conditions, including interest rates, inflation, changes in tariffs and trade restrictions, instability in the global banking system, economic downturns, and other global events, including regional wars and conflicts and government shutdowns;
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

•Adverse economic conditions could adversely affect our business;
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
•Loss of a critical financial institution or insurance relationship could adversely affect our business, operating results, and financial condition;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,051,169	$8,543,903
Restricted cash and cash equivalents	55,672	38,519
USDC	2,225,054	1,241,808
Customer custodial funds	5,369,865	6,158,949
Crypto assets held for operations	67,485	82,781
Loan receivables	454,473	475,370
Crypto assets held as collateral	597,548	767,484
Crypto assets borrowed	235,433	261,052
Accounts receivable, net	245,112	265,251
Other current assets	151,977	277,536
Total current assets	17,453,788	18,112,653
Crypto assets held for investment	1,268,001	1,552,995
Deferred tax assets	995,529	941,298
Goodwill	1,153,621	1,139,670
Other non-current assets	860,067	795,335
Total assets	$21,731,006	$22,541,951
Liabilities and Stockholders’ Equity
Current liabilities:
Customer custodial fund liabilities	$5,369,865	$6,158,949
Crypto asset borrowings	272,608	300,110
Obligation to return collateral	628,854	792,125
Accrued expenses and other current liabilities	662,042	690,136
Total current liabilities	6,933,369	7,941,320
Long-term debt	4,237,090	4,234,081
Other non-current liabilities	92,307	89,708
Total liabilities	11,262,766	12,265,109
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 500,000 shares authorized and zero shares issued and outstanding at each of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; 210,960 and 209,762 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	2
Class B common stock, $0.00001 par value; 500,000 shares authorized at March 31, 2025 and December 31, 2024; 43,630 and 43,878 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	5,483,821	5,365,990
Accumulated other comprehensive loss	(42,092)	(50,051)
Retained earnings	5,026,509	4,960,901
Total stockholders’ equity	10,468,240	10,276,842
Total liabilities and stockholders’ equity	$21,731,006	$22,541,951
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Net revenue	$1,960,319	$1,587,677
Other revenue	73,976	49,893
Total revenue	2,034,295	1,637,570
Operating expenses:
Transaction expense	303,026	217,407
Technology and development	355,368	357,863
Sales and marketing	247,283	98,585
General and administrative	394,346	287,236
Losses (gains) on crypto assets held for operations, net	34,365	(86,358)
Other operating (income) expense, net	(5,899)	2,376
Total operating expenses	1,328,489	877,109
Operating income	705,806	760,461
Interest expense	20,511	19,071
Losses (gains) on crypto assets held for investment, net	596,651	(650,429)
Other expense (income), net	6,188	(45,605)
Income before income taxes	82,456	1,437,424
Provision for income taxes	16,848	261,179
Net income	$65,608	$1,176,245
Net income attributable to common stockholders:
Basic	$65,608	$1,175,479
Diluted	$65,608	$1,178,079
Net income per share:
Basic	$0.26	$4.84
Diluted	$0.24	$4.40
Weighted-average shares of common stock used to compute net income per share:
Basic	253,878	242,793
Diluted	271,251	267,945

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$65,608	$1,176,245
Other comprehensive income (loss):
Translation adjustment	8,018	(6,898)
Income tax effect	(59)	(328)
Translation adjustment, net of tax	7,959	(7,226)
Comprehensive income	$73,567	$1,169,019

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at January 1, 2025	253,640	$2	$5,365,990	$(50,051)	$4,960,901	$10,276,842
Issuance of common stock upon settlement of stock awards, net of shares withheld	554	—	(100,303)	—	—	(100,303)
Issuance of common stock upon exercise of stock options	396	—	10,840	—	—	10,840
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	207,294	—	—	207,294
Other comprehensive income	—	—	—	7,959	—	7,959
Net income	—	—	—	—	65,608	65,608
Balance at March 31, 2025	254,590	$2	$5,483,821	$(42,092)	$5,026,509	$10,468,240

Balance at January 1, 2024	242,048	$2	$4,491,571	$(30,270)	$1,820,346	$6,281,649
Cumulative-effect adjustment due to the adoption of Accounting Standards Update 2023-08, net of tax	—	—	—	—	561,489	561,489
Issuance of common stock upon settlement of stock awards, net of shares withheld	999	—	(117,225)	—	—	(117,225)
Issuance of common stock upon exercise of stock options, net of repurchases	2,324	—	44,603	—	—	44,603
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	235,569	—	—	235,569
Purchases of capped calls	—	—	(104,110)	—	—	(104,110)
Other comprehensive loss	—	—	—	(7,226)	—	(7,226)
Net income	—	—	—	—	1,176,245	1,176,245
Balance at March 31, 2024	245,371	$2	$4,550,408	$(37,496)	$3,558,080	$8,070,994

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$65,608	$1,176,245
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	33,333	29,327
Stock-based compensation expense	190,729	224,504
Deferred income taxes	(54,540)	214,361
Losses (gains) on crypto assets held for operations, net	34,365	(86,358)
Losses (gains) on crypto assets held for investment, net	596,651	(650,429)
Other operating activities, net	77,629	(22,163)
Net changes in operating assets and liabilities	(1,126,502)	(474,002)
Net cash (used in) provided by operating activities	(182,727)	411,485
Cash flows from investing activities
Fiat loans originated	(277,922)	(416,405)
Proceeds from repayment of fiat loans	248,055	254,600
Purchase of crypto assets held for investment	(148,083)	(135)
Dispositions of crypto assets held for investment	10,622	51,659
Other investing activities, net	(64,325)	(15,400)
Net cash used in investing activities	(231,653)	(125,681)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(100,303)	(117,225)
Customer custodial fund liabilities	(818,487)	645,938
Issuance of convertible senior notes, net	—	1,246,025
Purchases of capped calls	—	(104,110)
Fiat received as collateral	231,895	340,296
Fiat received as collateral returned	(225,230)	(132,879)
Other financing activities, net	18,323	49,676
Net cash (used in) provided by financing activities	(893,802)	1,927,721
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(1,308,182)	2,213,525
Effect of exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	1,655	(21,186)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	14,610,442	9,555,448
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$13,303,915	$11,747,787

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and preparation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries – entities in which the Company holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. The Condensed Consolidated Financial Statements are unaudited but have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) on the same basis as the audited Consolidated Financial Statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair presentation of the Company’s Financial Statements. Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions in the Condensed Consolidated Financial Statements and notes thereto. Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. The unaudited Condensed Consolidated Results of Operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other period and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2025 (the “Annual Report”).
There were no material changes to the Company’s most significant estimates and assumptions, significant accounting policies, segment reporting, or recent accounting pronouncements that were disclosed in Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Annual Report, other than as discussed below.
Concentration of credit risk
The Company’s cash and cash equivalents, restricted cash and cash equivalents, customer custodial funds, USDC, loan receivables, certain crypto assets held, accounts receivable, and deposits are potentially subject to concentration of credit risk. See below and Notes 4. Collateralized Arrangements and Financing and 6. Accounts Receivable, Net for a discussion of these risks by counterparty and type of transaction.
Funds held at financial institutions
Cash and cash equivalents, restricted cash and cash equivalents, and customer custodial funds are primarily placed with financial institutions which are of high credit quality. The Company holds cash and

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Funds held at trading venues, payment processors, and clearing brokers
The Company holds cash, restricted cash and deposits, and crypto assets at crypto asset trading venues, payment processors, and clearing brokers, and performs a regular assessment of these venues as part of its risk management process. As of March 31, 2025, the Company held $231.6 million at these venues, including $135.5 million in cash, $62.9 million in crypto assets, and $31.0 million in restricted cash. As of December 31, 2024, the Company held $88.2 million in cash at these venues.
USDC
The Company holds USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars and issued by Circle Internet Financial, LLC (“Circle”) and its affiliate, Circle Internet Financial Europe SAS. USDC is accounted for as a financial instrument in the Condensed Consolidated Financial Statements. Circle reported that, as of March 31, 2025, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
3. REVENUE
The following table presents revenue disaggregated by type (in thousands):

	Three Months Ended March 31,
	2025	2024
Net revenue
Transaction revenue
Consumer, net	$1,095,506	$935,212
Institutional, net	98,888	85,392
Other transaction revenue, net	67,814	56,137
Total transaction revenue	1,262,208	1,076,741
Subscription and services revenue
Stablecoin revenue(1)	297,535	197,317
Blockchain rewards	196,592	150,929
Interest and finance fee income(2)	63,086	66,663
Other subscription and services revenue	140,898	96,027
Total subscription and services revenue	698,111	510,936
Total net revenue	1,960,319	1,587,677
Other revenue
Corporate interest and other income(1)	73,976	49,893
Total other revenue	73,976	49,893
Total revenue	$2,034,295	$1,637,570
__________________
(1)Amounts represent revenue that is not accounted for as revenue from contracts with customers, as defined in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).
(2)Amounts primarily represent revenue that is not accounted for as revenue from contracts with customers, as well as an immaterial amount of finance fee income in all periods presented that is accounted for as revenue from contracts with customers.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three months ended March 31, 2025 and 2024, one counterparty accounted for more than 10% of total revenue in each period.
Revenue by geographic location
The following table presents revenue disaggregated by geography based on domiciles of the customer or other counterparty (in thousands):

	Three Months Ended March 31,
	2025	2024
U.S.(1)	$1,705,652	$1,353,450
International(2)	328,643	284,120
Total revenue	$2,034,295	$1,637,570
__________________
(1)Nearly all revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606, is with counterparties in the U.S.
(2)No country accounted for more than 10% of Total revenue.
4. COLLATERALIZED ARRANGEMENTS AND FINANCING
Loans and related collateral
The following table summarizes the Company’s Prime Financing lending arrangements (in thousands):

	March 31,	December 31,
	2025	2024
Loan receivables
Fiat loan receivables	$393,046	$382,751
Crypto asset loan receivables	41,853	92,619
Fiat trade finance receivables	19,574	—
Total loan receivables	$454,473	$475,370

Customer loans not meeting recognition criteria
USDC	$62,732	$168,795
As of March 31, 2025 and December 31, 2024, the Company had two counterparties each, who accounted for more than 10% of the Company’s recognized Loan receivables. As of both of these dates, the Company also had three counterparties each, who accounted for more than 10% of the Company’s customer loans that did not meet the recognition criteria.
As of March 31, 2025 and December 31, 2024, the collateral requirements for all loans outstanding, including customer loans not meeting recognition criteria, ranged from 100% to 300% of the fair value of the loan. No allowance, write-offs, or recoveries were recognized against loan receivables or customer loans not meeting recognition criteria during the periods presented, and none of these loans were past due.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes assets the Company holds and has recognized as collateral with a corresponding obligation to return the collateral to the borrower (in thousands, except units):

	March 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Fiat(1)	N/A	N/A	$31,306	N/A	N/A	$24,641

Bitcoin	6,587	$419,448	542,555	6,918	$414,745	647,568
Ethereum	30,280	89,060	54,993	33,130	98,787	111,445
Other crypto assets(2)	—	—	—	nm	8,065	8,471
Crypto assets held as collateral		$508,508	597,548		$521,597	767,484
Total recognized held as collateral			$628,854			$792,125
__________________
nm - not meaningful
(1)Fiat collateral held is recognized within Cash and cash equivalents in the Condensed Consolidated Balance Sheets. Cost basis and units are not required disclosure and are therefore labeled N/A.
(2)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held as collateral.
The following table summarizes assets the Company holds as collateral that it has not recognized as collateral nor as an obligation to return the collateral to the borrower (in thousands):

	March 31,	December 31,
	2025	2024
Fiat	$43,397	$64,760
USDC	55,151	45,222
Crypto assets	146,200	178,619
Total customer collateral not recognized as collateral	$244,748	$288,601
Borrowings and related collateral
The following table summarizes the units, cost basis, and fair value of Crypto assets borrowed and the associated Crypto asset borrowings (in thousands, except units):

	March 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Crypto assets borrowed
Bitcoin	2,130	$196,907	$175,789	1,923	$191,986	$179,480
Ethereum	22,725	74,058	41,405	17,413	65,213	57,989
Other crypto assets(1)	nm	26,126	18,239	nm	18,701	23,583
Total borrowed		$297,091	$235,433		$275,900	$261,052

Crypto asset borrowings
Bitcoin	2,200	$202,963	$181,538	2,178	$213,096	$203,370
Ethereum	28,937	85,149	52,725	19,133	68,803	63,720
Other crypto assets(1)	nm	46,393	38,345	nm	28,141	33,020
Total borrowings		$334,505	$272,608		$310,040	$300,110
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets borrowed or total Crypto asset borrowings, as applicable.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2025 and December 31, 2024, the weighted average annual fees on these borrowings were 2.6% and 2.4%, respectively.
The fair value of the Company’s corporate assets pledged as collateral against Crypto asset borrowings consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Assets pledged as collateral
USDC	$—	$4,009

Assets pledged as collateral not meeting derecognition criteria
USDC	$300,897	$329,832
5. CRYPTO ASSETS HELD FOR OPERATIONS
The following table summarizes Crypto assets held for operations (in thousands, except units):

	March 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	302	$28,280	$24,993	57	$7,814	$5,473
Ethereum	9,058	15,186	16,518	8,142	21,843	27,122
Solana	31,910	4,768	3,990	69,280	14,526	13,245
Other crypto assets(1)	nm	31,657	21,984	nm	51,871	36,941
Total held for operations		$79,891	$67,485		$96,054	$82,781
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held for operations.
6. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Stablecoin revenue receivable	$112,876	$85,983
Customer fee revenue receivable	34,038	39,317
Other accounts receivable	125,525	169,380
Gross accounts receivable	272,439	294,680
Less: allowance for doubtful accounts	(27,327)	(29,429)
Total accounts receivable, net	$245,112	$265,251
As of both March 31, 2025 and December 31, 2024, one counterparty accounted for more than 10% of Accounts receivable, net.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. CRYPTO ASSETS HELD FOR INVESTMENT
The following table summarizes Crypto assets held for investment (in thousands, except units):

	March 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	9,267	$518,365	$765,034	6,885	$272,164	$642,738
Ethereum	137,334	314,167	250,229	115,700	260,674	385,314
Other crypto assets(1)	nm	406,727	252,738	nm	347,827	524,943
Total held for investment		$1,239,259	$1,268,001		$880,665	$1,552,995
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held for investment.

As of March 31, 2025, the Company had $47.7 million of Crypto assets held for investment subject to selling restrictions that are time-based and lift between 2025 and 2029.
8. LONG-TERM DEBT
The components of Long-term debt were as follows (in thousands, except percentages):

	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Fair Value(1)
March 31, 2025
0.50% 2026 Convertible Notes due June 1, 2026	0.98%	$1,273,013	$(7,924)	$1,265,089	$1,248,189
3.38% 2028 Senior Notes due October 1, 2028	3.57%	1,000,000	(6,138)	993,862	906,300
0.25% 2030 Convertible Notes due April 1, 2030	0.55%	1,265,000	(18,415)	1,246,585	1,170,252
3.63% 2031 Senior Notes due October 1, 2031	3.77%	737,457	(5,903)	731,554	623,151
Total		$4,275,470	$(38,380)	$4,237,090	$3,947,892

December 31, 2024
0.50% 2026 Convertible Notes due June 1, 2026	0.98%	$1,273,013	$(9,395)	$1,263,618	$1,331,062
3.38% 2028 Senior Notes due October 1, 2028	3.57%	1,000,000	(6,562)	993,438	901,250
0.25% 2030 Convertible Notes due April 1, 2030	0.55%	1,265,000	(19,322)	1,245,678	1,353,044
3.63% 2031 Senior Notes due October 1, 2031	3.77%	737,457	(6,110)	731,347	624,995
Total		$4,275,470	$(41,389)	$4,234,081	$4,210,351
__________________
(1)Fair values are based on quoted prices for these instruments in markets that are not active and other market observable inputs, which are considered Level 2 valuation inputs.
9. DERIVATIVES
During the periods presented, the Company’s derivatives were all embedded forward contracts to receive or deliver a fixed amount of crypto assets in the future and none were designated as hedging instruments.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Impact of derivatives on the Condensed Consolidated Balance Sheets
The following table summarizes information on derivative instruments by their location in the Condensed Consolidated Balance Sheets, as measured in U.S. dollar equivalents (in thousands):

		Embedded Derivative
	Host	Gross Derivative Assets	Gross Derivative Liabilities	Aggregate Carrying Value
March 31, 2025
Accounts receivable, net(1)	$28,814	$38,984	$4,299	$63,499
Crypto asset borrowings	334,506	63,552	1,654	272,608
Obligation to return collateral(1)	508,508	48,856	137,896	597,548
Accrued expenses and other current liabilities(1)	25,100	7,652	2,312	19,760
Total fair value of derivatives		$159,044	$146,161

December 31, 2024
Accounts receivable, net(1)	$16,264	$20,368	$1,811	$34,821
Other current assets(1)	99,265	61,304	—	160,569
Crypto asset borrowings	310,040	18,030	8,100	300,110
Obligation to return collateral(1)	526,337	2,149	243,296	767,484
Accrued expenses and other current liabilities(1)	37,428	6,814	2,708	33,322
Total fair value of derivatives		$108,665	$255,915
__________________
(1)Represents the portion of the Condensed Consolidated Balance Sheets line item that is denominated in crypto assets.
Impact of derivatives on the Condensed Consolidated Statements of Operations
Gains (losses) on derivative instruments recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Crypto asset borrowings(1)	$51,968	$(95,914)
Obligation to return collateral(1)	152,106	(117,266)
Other(2)	(15,249)	12,074
Total	$188,825	$(201,106)
__________________
(1)Changes in fair value are recognized in Transaction expense in the Condensed Consolidated Statements of Operations. The impact of changes in fair value of Crypto asset borrowings and Obligation to return collateral derivatives is naturally offset, at least in part, by the impact of changes in fair value of the associated naturally offsetting positions, which are also recognized in Transaction expense.
(2)Changes in fair value are recognized in Other operating (income) expense, net or Other expense (income), net in the Condensed Consolidated Statements of Operations depending on the nature of the derivative.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. OTHER CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
The following table presents certain other details of the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2025	2024
Other current assets
Prepaid expenses	$109,562	$88,500
Income taxes receivable	5,762	5,530
Other	36,653	183,506
Total other current assets	$151,977	$277,536

Other non-current assets
Strategic investments	$417,259	$374,161
Software and equipment, net	218,445	200,080
Intangible assets, net	46,599	46,804
Income taxes receivable	60,554	60,004
Lease right-of-use (“ROU”) assets	83,660	81,151
Other	33,550	33,135
Total other non-current assets	$860,067	$795,335

Accrued expenses and other current liabilities
Accrued payroll and payroll related expenses	$98,635	$186,151
Other accrued expenses	223,019	145,369
Accounts payable	62,515	63,316
Income taxes payable	127,597	90,910
Other payables	150,276	204,390
Total accrued expenses and other current liabilities	$662,042	$690,136

Other non-current liabilities
Lease liabilities	$85,050	$85,789
Other	7,257	3,919
Total other non-current liabilities	$92,307	$89,708

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. FAIR VALUE MEASUREMENTS
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	March 31, 2025		December 31, 2024
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents(1)	$6,153,826	$—	$6,607,023	$—
Restricted cash equivalents(2)	2,802	—	1,415	—
Customer custodial funds(3)	3,359,413	—	4,269,410	—
Crypto assets held for operations	67,485	—	82,781	—
Crypto asset loan receivables	—	41,853	—	92,619
Crypto assets held as collateral	597,548	—	767,484	—
Crypto assets borrowed	235,433	—	261,052	—
Crypto assets held for investment	1,268,001	—	1,552,995	—
Derivative assets(4)	—	159,044	—	108,665
Total assets	$11,684,508	$200,897	$13,542,160	$201,284

Liabilities
Derivative liabilities(4)	$—	$146,161	$—	$255,915
__________________
(1)Represents cash equivalents, which comprise money market funds. Excludes cash of $1.9 billion at each of March 31, 2025 and December 31, 2024.
(2)Represents restricted cash equivalents, which comprise money market funds. Excludes restricted cash of $52.9 million and $37.1 million as of March 31, 2025 and December 31, 2024, respectively.
(3)Represents customer custodial cash equivalents, which comprise money market funds. Excludes customer custodial funds of $2.0 billion and $1.9 billion as of March 31, 2025 and December 31, 2024, respectively.
(4)See Note 9. Derivatives for additional details.
The Company has valued all Level 2 assets and liabilities measured at fair value on a recurring basis using quoted market prices for the underlying crypto assets as an observable input.
Assets and liabilities measured and recorded at fair value on a non-recurring basis
The Company’s non-financial assets, such as software and equipment, goodwill, and other intangible assets, are adjusted to fair value when an impairment charge is recognized.
The Company’s strategic investments are nearly all accounted for using the measurement alternative, whereby they are recognized at cost and adjusted to fair value for observable transactions for same or similar investments of the same issuer or for impairment, on a non-recurring basis. Fair value measurements for strategic investments are based predominantly on Level 3 inputs to an Option-Pricing Model that uses publicly available market data of comparable companies and other unobservable inputs including expected volatility, expected time to liquidity, adjustments for other company-specific developments, and the rights and obligations of the securities the Company holds.
The impact on the Condensed Consolidated Statements of Operations from remeasurement of measurement alternative investments was immaterial for all periods presented, as were cumulative upward adjustments of measurement alternative investments outstanding at March 31, 2025 and December 31, 2024. Cumulative impairments and downward adjustments as of these dates were $120.7 million and $145.8 million, respectively. See Note 10. Other Condensed Consolidated Balance Sheets Details for the carrying amount of the Company’s strategic investments.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Assets and liabilities not measured and recorded at fair value
Certain of the Company’s financial instruments are not measured and recorded at fair value because carrying values of these instruments approximate their fair values due to their liquid or short-term nature. The following financial instruments denominated in fiat or USDC, as applicable, would be based on Level 1 valuation inputs if they were recorded at fair value: cash, restricted cash, USDC, certain customer custodial funds and related liabilities, collateral pledged, and obligations to return collateral. The following financial instruments denominated in fiat or USDC, as applicable, would be based on Level 2 valuation inputs if they were recorded at fair value: accounts receivable, loan receivables, accounts payable, and long-term debt.
The Company’s long-term debt is not measured and recorded at fair value. See Note 8. Long-Term Debt for the estimated fair value of the Company’s long-term debt.
12. STOCK-BASED COMPENSATION
Stock options
A summary of stock options activity, including performance-based options, is as follows (in thousands, except per share and years data):

		Weighted-Average
	Options Outstanding	Exercise Price Per Share	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2025	22,929	$25.59	5.2	$5,106,538
Exercised	(396)	26.57
Forfeited and cancelled	(34)	113.11
Balance at March 31, 2025	22,499	$25.44	5.0	$3,320,324

Exercisable at March 31, 2025	17,592	$25.99	4.9	$2,590,282
Vested and expected to vest at March 31, 2025	17,592	$25.99	4.9	$2,590,282
As of March 31, 2025, there was total unrecognized compensation cost of $17.3 million related to unvested stock options, which cost is expected to be recognized over a weighted-average period of 2.6 years.
Other awards
A summary of restricted stock units, performance restricted stock units, and restricted stock (“Other Awards”) activity is as follows (in thousands, except per share data):

	Restricted Stock Units		Performance Restricted Stock Units		Restricted Stock
	Number of Shares	Fair Value(1)	Number of Shares	Fair Value(1)	Number of Shares	Fair Value(1)
Balance at January 1, 2025	2,350	$163.82	724	$55.42	340	$98.49
Granted	3,062	268.16	—	—	—	—
Vested	(847)	201.77	(81)	55.42	(235)	113.75
Forfeited and cancelled	(166)	205.56	—	—	—	—
Balance at March 31, 2025	4,399	$227.56	643	$55.42	105	$64.51
__________________
(1)Represents the weighted-average grant date fair value per share.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2025, there was unrecognized compensation cost related to Other Awards as follows (in thousands, except years data):

	Unrecognized Compensation	Weighted-Average Recognition Period (Years)
Restricted stock units	$905,359	1.5
Performance restricted stock units	$6,572	0.8
Restricted stock	$5,219	0.9

Stock-based compensation
The effects of stock-based compensation on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Statements of Operations
Technology and development	$108,092	$139,830
Sales and marketing	14,905	16,623
General and administrative	67,732	68,051
Total stock-based compensation expense	$190,729	$224,504

Balance Sheets
Other non-current assets(1)	$16,565	$11,065
_______________
(1)Represents capitalized stock-based compensation that is recognized in Software and equipment, net and presented within this financial statement line item. See Note 10. Other Condensed Consolidated Balance Sheets Details for additional details.
13. OTHER EXPENSE (INCOME), NET
Other expense (income), net consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Losses (gains) on other financial instruments, net	21,683	(13,186)
Losses (gains) on crypto asset loan receivables, net	2,853	(25,526)
Other	(18,348)	(6,893)
Total other expense (income), net	$6,188	$(45,605)
14. INCOME TAXES
For the three months ended March 31, 2025 and 2024, the Company calculated the tax provision using a discrete effective tax rate method. The Company’s effective tax rate (“ETR”) for the three months ended March 31, 2025 and 2024 was 20.4% and 18.2%, respectively. The ETR of 20.4% for the three months ended March 31, 2025 was lower than the U.S. statutory rate of 21.0%, primarily due to the Company’s deductible stock-based compensation, mostly offset by non-deductible expenses, state tax, and tax on foreign operations.
As of March 31, 2025, the Company had a net deferred tax asset balance of $995.5 million, compared to $941.3 million as of December 31, 2024. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Management determined that there is sufficient positive evidence to conclude that it is more likely than not that the Company’s net deferred tax asset will be fully realized.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15. NET INCOME PER SHARE
The computation of Net income per share, including the weighted-average shares outstanding (“WASO”) used in the computation, is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerators
Net income	$65,608	$1,176,245
Less: Net income allocated to participating shares	—	(766)
Net income attributable to common stockholders, basic	$65,608	$1,175,479

Net income	$65,608	$1,176,245
Add: Interest on convertible notes, net of tax	—	2,531
Less: Net income allocated to participating shares	—	(697)
Net income attributable to common stockholders, diluted	$65,608	$1,178,079

Denominators
WASO - basic	253,878	242,793
Weighted-average effect of potentially dilutive shares:
Stock options	15,823	18,534
Restricted stock units	949	1,828
Performance restricted stock units	380	336
Restricted stock	221	309
Convertible notes	—	4,145
WASO - diluted	271,251	267,945

Net income per share attributable to common stockholders:
Basic	$0.26	$4.84
Diluted	$0.24	$4.40
The rights, including the liquidation and dividend rights, of the holders of Class A common stock and Class B common stock are identical, except with respect to voting. As a result, the undistributed earnings are allocated on a proportionate basis and the resulting income or loss per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock-based compensation awards(1)	8,088	8,260
Convertible notes	7,229	—
Total	15,317	8,260
__________________
(1)Includes shares under the ESPP.
16. COMMITMENTS AND CONTINGENCIES
Crypto assets and USDC on platform
The Company is obligated to securely store all crypto assets and USDC that it holds in custodial products on behalf of customers. As such, the Company may be liable to its users for losses arising from

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

the Company’s failure to secure these assets from theft or loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of each March 31, 2025 and December 31, 2024. The Company holds crypto assets and USDC in custodial products on its platform on behalf of its customers totaling $327.5 billion and $404.0 billion at fair value at March 31, 2025 and December 31, 2024, respectively. These assets are not recognized in the Condensed Consolidated Balance Sheets. Similarly, as the Company has an obligation to securely store all of these assets, it has a corresponding unrecognized liability of $327.5 billion and $404.0 billion at March 31, 2025 and December 31, 2024, respectively. Since the risk of loss is remote, the Company did not recognize a contingent liability at March 31, 2025 or December 31, 2024. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
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
Legal and regulatory proceedings
The Company is subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business. The Company is also subject to regulatory oversight by numerous regulatory and other governmental agencies, including at the federal and state levels and internationally. The Company reviews its lawsuits, regulatory investigations, and other legal proceedings on an ongoing basis and provides disclosure and recognizes loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the Condensed Consolidated Financial Statements.
In July and August 2021, three purported securities class actions were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and employees, and certain venture capital and investment firms. The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, in connection with the registration statement and prospectus filed in connection with the Direct Listing. In November 2021, these actions were consolidated and recaptioned as In re Coinbase Global Securities Litigation, and an amended complaint was filed. The plaintiff sought, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. The Company disputed the claims and vigorously defended against them. In March 2025, the plaintiff voluntarily dismissed this action and the court entered an order closing the case. The resolution of this action did not have a material impact on the Company’s business and financial statements. The Company has subsequently received, and expects to receive in the future, similar shareholder claims.
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., was filed in the U.S. District Court for the Southern District of New York (the “District Court”) against the Company alleging claims under Sections 5, 15(a)(1) and 29(b) of the Exchange Act, and violations of certain California and Florida state statutes. On March 11, 2022, plaintiffs filed an amended complaint adding Coinbase, Inc. and Brian Armstrong as defendants and adding causes of action, including alleging claims under Sections 5, 12(a)(1) and 15 of the Securities Act and violations of certain New Jersey state statutes. Among other relief requested, the plaintiffs sought injunctive relief, unspecified damages, attorneys’ fees and costs. On February 1, 2023, the District Court dismissed all federal claims (with prejudice) and state law claims (without prejudice) against Coinbase Global, Inc., Coinbase, Inc. and Brian Armstrong. Subsequently, on February 9, 2023, the plaintiffs appealed that ruling to the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”), and the parties completed briefing the appeal on September 13, 2023. Oral argument took place on February 1, 2024 and on April 5, 2024, the Court of Appeals issued a Summary Order affirming the District Court’s dismissal order with respect to the claims alleging violations of the Exchange Act, and reversing the District Court’s dismissal order with respect to the claims alleging violations of the Securities Act and violations of the state statutes. On June 27, 2024, defendants filed an answer to the amended complaint, and on July 29, 2024, the defendants filed a Motion for Judgment on the Pleadings requesting the District Court dismiss the remaining claims. On February 7, 2025, the District Court denied defendants’ Motion for Judgement on the Pleadings and allowed the case to proceed to bifurcated discovery, followed by summary judgment motions. The defendants continue to dispute the claims in this case and intend to vigorously defend against them. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time. The Company has subsequently received, and expects to receive in the future, similar class action claims.
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
In June 2023, the SEC filed a complaint in the District Court against the Company and Coinbase, Inc. alleging that Coinbase, Inc. acted as an unregistered securities exchange, broker, and clearing agency in violation of Sections 5, 15(a) and 17A(b) of the Exchange Act and that, through its staking program, Coinbase, Inc. offered and sold securities without registering its offers and sales in violation of Sections 5(a) and 5(c) of the Securities Act. The SEC also alleged that the Company is liable for the alleged violations as an alleged control person of Coinbase, Inc. The case was captioned SEC v. Coinbase, Inc.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

et al. The SEC sought, among other relief, injunctive relief, disgorgement and civil money penalties. The Company and Coinbase, Inc. filed an answer to the SEC complaint in June 2023, disputed the claims in the case, and vigorously defended against them. On August 4, 2023, the Company and Coinbase, Inc. filed a motion for judgment on the pleadings. The SEC filed its response on October 3, 2023 and the Company and Coinbase, Inc. filed their reply on October 24, 2023. Oral argument took place on January 17, 2024. On March 27, 2024, the District Court denied in part the Company and Coinbase, Inc.’s motion for judgment on the pleadings with respect to the SEC’s claims that Coinbase, Inc. operated as an unregistered securities exchange, broker, and clearing agency and engaged in an unregistered offer and sale of securities through the Company’s staking program. The District Court dismissed the SEC’s claim that Coinbase, Inc. acted as an unregistered broker through its wallet service. On April 12, 2024, the Company and Coinbase, Inc. filed a motion with the District Court seeking certification of an interlocutory appeal to the Court of Appeals. The District Court granted that motion on January 7, 2025 and stayed proceedings in the District Court. On January 17, 2025, the Company and Coinbase, Inc. filed a petition for permission to appeal to the Court of Appeals. On February 28, 2025, the SEC and the Company and Coinbase, Inc. jointly stipulated to dismissal of SEC v. Coinbase, Inc. et al. with prejudice. The case is now concluded. The resolution of the SEC’s lawsuit did not have a material impact on the Company’s business and financial statements.
In June 2023, the Company and Coinbase, Inc. were issued notices, show-cause orders, and cease-and-desist letters, and became the subject of various legal actions initiated by U.S. state securities regulators in the states of Alabama, California, Illinois, Kentucky, Maryland, New Jersey, South Carolina, Vermont, Washington and Wisconsin alleging violations of state securities laws with respect to staking services provided by Coinbase, Inc. In July 2023, the Company and Coinbase, Inc. entered into agreements with state securities regulators in California, New Jersey, South Carolina and Wisconsin, pursuant to which customers in those states will no longer be able to stake new funds, in each case pending final adjudication of the matters. In October 2023, the Company and Coinbase, Inc. entered into a similar agreement with the Maryland state securities regulator. In March and April 2025, the Alabama, Kentucky, Illinois, South Carolina, and Vermont state securities regulators dismissed, vacated, rescinded, and/or withdrew their legal actions. The Company and Coinbase, Inc. dispute the claims of the state securities regulators and intend to vigorously defend against them. Based on the preliminary nature of these actions, the final outcome of these matters remains uncertain and the Company cannot estimate the potential impact on its business or financial statements at this time. An adverse resolution in these state matters could have a material impact on the Company’s business and financial statements.
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
Tax regulation
Current tax rules related to crypto assets are evolving and require significant judgments to be made in interpretation of the law, including but not limited to the areas of income tax, information reporting, value added taxes, digital services tax, transaction level taxes and the withholding of tax at source. Further, it is possible that additional legislation or guidance may be issued by U.S. and non-U.S. governing bodies that may differ significantly from the Company's practices or interpretation of the law, which could have unforeseen effects on the Company’s financial condition and results of operations, and accordingly, the

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Company is unable to determine an estimate of the possible loss or range of loss beyond amounts already accrued. As a result, the Company may have exposure to additional tax liabilities that could have an adverse effect on the Company’s operating results and financial condition.
17. RELATED PARTY TRANSACTIONS
Revenue and Accounts receivable, net
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue from related party customers of $3.6 million and $6.9 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, Accounts receivable, net from related party customers were $1.4 million and $2.7 million, respectively.
Customer custodial funds and liabilities
Customer custodial funds and Customer custodial fund liabilities for related parties were $7.0 million and $44.0 million as of March 31, 2025 and December 31, 2024, respectively.
Other assets
The Company made strategic investments of an aggregate of $3.1 million and an immaterial amount during the three months ended March 31, 2025 and 2024, respectively, in investees in which certain related parties of the Company held an interest over 10%.
Expenses and Accounts payable
There were immaterial professional and consulting services provided by entities affiliated with related parties during the three months ended March 31, 2025, compared to $1.1 million during the same period in 2024. As of March 31, 2025 and December 31, 2024, there were no Accounts payable to related parties.
18. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
USDC	$(1,035,421)	$(299,507)
Accounts receivable, net	(10,443)	(108,802)
Customer custodial funds in transit	(41,862)	(21,260)
Income taxes, net	29,163	41,613
Other current and non-current assets	(55,554)	(3,856)
Other current and non-current liabilities	(12,385)	(82,190)
Net changes in operating assets and liabilities	$(1,126,502)	$(474,002)
The following is a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$8,051,169	$6,711,400
Restricted cash and cash equivalents	55,672	33,499
Customer custodial cash and cash equivalents	5,197,074	5,002,888
Total cash, cash equivalents, and restricted cash and cash equivalents	$13,303,915	$11,747,787

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2025	2024
Crypto assets received as collateral	$779,893	$590,690
Crypto assets received as collateral returned	797,722	495,237
Crypto asset loan receivables originated	730,895	424,248
Crypto asset loan receivables repaid	766,183	286,475
Crypto assets borrowed	465,262	191,436
Crypto assets borrowed repaid	440,796	77,451
Additions of crypto asset investments	171,542	3,051
Cumulative-effect adjustment due to the adoption of ASU 2023-08	—	561,489
The following is a supplemental schedule of cash paid for interest and income taxes (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid during the period for income taxes, net of refunds	$36,092	$—
Cash paid during the period for income taxes (prior to ASU No. 2023-09, Improvements to Income Tax Disclosures)	—	5,528
19. SUBSEQUENT EVENT
On May 8, 2025, the Company signed a definitive agreement to acquire Sentillia B.V. (“Deribit”) for an aggregate purchase price of approximately $2.9 billion based on the closing price of the Company’s Class A common stock on May 7, 2025, consisting of cash and shares of the Company’s Class A common stock. Deribit is a crypto derivatives exchange, and this strategic acquisition will enable the Company to grow its global presence within crypto derivatives trading. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close by December 31, 2025.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. For all narrative provided in this Item 2, two numbers presented consecutively represent figures for the three months ended March 31, 2025 as compared to the corresponding period in 2024, respectively, unless otherwise noted.
Executive Overview
This executive overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.

During the first quarter of 2025, we continued to make progress against our mission by launching advanced trading tools, scaling derivatives globally, and growing our institutional and consumer user base. We also expanded access to financial services and implemented key infrastructure updates by upgrading Base to support the next generation of onchain apps and driving stablecoin adoption at scale, both of which are key to expanding global crypto usage.
For the three months ended March 31, 2025, our net revenue was $2.0 billion, including $1.3 billion in transaction revenue and $0.7 billion in subscription and services revenue. For the three months ended March 31, 2024, our net revenue was $1.6 billion, including $1.1 billion in transaction revenue and $0.5 billion in subscription and services revenue.
For the three months ended March 31, 2025, our net income was $65.6 million and Adjusted EBITDA was $0.9 billion. For the three months ended March 31, 2024, our net income was $1.2 billion and Adjusted EBITDA was $1.0 billion.
Despite multiple Federal Funds Rate decreases in late 2024, future interest rate decreases are not certain. If interest rates continue to decline, they may materially impact our subscription and services and other revenue. We plan to dynamically adjust our expense base in order to be responsive to market conditions and revenue opportunities, increasing or decreasing it as needed, especially with respect to certain variable expenses. In the second quarter of 2025, we expect technology and development and general and administrative expenses to decline as compared to the first quarter of 2025, driven by lower variable customer support expenses and seasonally lower payroll taxes. Additionally, we expect sales and marketing expenses to grow modestly, as compared to the first quarter of 2025, primarily due to expected higher USDC rewards expense and brand marketing spend seasonality.
Key Business Metrics
In addition to the measures presented in our Condensed Consolidated Financial Statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended March 31,		Change
	2025	2024	%
MTUs(1) (in millions)	9.7	8.0	21
Assets on Platform(2) (in billions)	$328	$323	1
Trading Volume (in billions)	$393	$312	26
Net income (in millions)	$66	$1,176	(94)
Adjusted EBITDA(3) (in millions)	$930	$1,014	(8)
_____________
nm - not meaningful
(1)Represents quarterly MTUs, which are derived from the average of each month’s MTUs in each respective quarter.
(2)Represents Assets on Platform as of March 31, 2025 and 2024.
(3)See the section titled “Non-GAAP Financial Measure” below for a reconciliation of net income to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

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

MTUs increased for the three months ended March 31, 2025 as compared to 2024, primarily due to an increase in trading users, influenced by overall crypto market sentiment and activity, including higher average prices for certain crypto assets.
Assets on Platform
We define Assets on Platform (“AOP”) as the total United States (“U.S.”) dollar equivalent value of USDC and crypto assets held or managed on behalf of customers in digital wallets on our platform, including our custody services but excluding assets for which the customer holds full or partial keys, calculated based on the market price on the date of measurement. AOP demonstrates the scale of balances held across our suite of products and services, the trust customers place in us to securely store their assets, and the underlying growth of the cryptoeconomy. AOP also represents a monetization opportunity through our products and services, including from trading and the adoption and use of USDC, staking, custody, and Prime Financing, when customers use these assets to engage with these products and services.
The following table sets forth the value of AOP by asset (in thousands, except percentages):

	March 31, 2025	March 31, 2024	Change %
Bitcoin	$219,076,329	$156,528,307	40
Ethereum	28,811,726	61,311,867	(53)
XRP	17,775,950	3,184,375	458
Solana	13,811,430	24,304,478	(43)
USDC	7,839,131	4,925,086	59
Other crypto assets(1)	40,195,126	73,223,316	(45)
Total	$327,509,692	$323,477,429	1
__________________
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of total AOP.
AOP at March 31, 2025 remained relatively flat as compared to March 31, 2024, reflecting increases of $37.9 billion due to higher Bitcoin units on platform and $24.7 billion due to increases in the price of Bitcoin, largely offset by the impact of net decreases in the prices of Ethereum and other crypto assets. Separately, we attribute the growth in USDC AOP primarily to our USDC rewards program, combined with deeper integration of USDC across our products.

Trading Volume
We define Trading Volume as the total U.S. dollar equivalent value of spot matched trades transacted between a buyer and seller through our platform during the period of measurement. Trading Volume does not include derivatives volume on our platform or trades executed on third-party venues. Trading Volume represents the product of the quantity of assets transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity on our order books, trading health, and the underlying growth of the cryptoeconomy. Institutions incur lower fees per transaction than consumers and, as a result, the impact of changes in consumer Trading Volume on transaction revenue is more pronounced than the impact of changes in institutional Trading Volume.
Generally, Trading Volume on our platform is primarily influenced by overall market dynamics, namely the price of crypto assets, crypto asset volatility, and macroeconomic conditions, and by our share of total crypto market spot trading volume. In periods of high crypto asset prices and crypto asset volatility, we have experienced correspondingly high levels of Trading Volume.

	Three Months Ended March 31,		Change
	2025	2024	%
Trading Volume (in billions)
Consumer	$78	$56	39
Institutional	315	256	23
Total Trading Volume	$393	$312	26

Trading Volume by crypto asset
Bitcoin	27%	33%	(18)
USDT	13	11	18
Ethereum	11	13	(15)
XRP	11	nm	nm
Other crypto assets(1)	38	43	(12)
Total	100%	100%
____________________________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 10% of our total Trading Volume.
For the three months ended March 31, 2025 as compared to 2024, Trading Volume increased reflecting an increase in both the total market and our market share in the U.S., where our business is concentrated:
•Total market — Crypto Asset Volatility1 increased 15% and average total crypto market capitalization increased 56%. These two macro inputs have historically been highly correlated with Trading Volume and are typically influenced by overall crypto market sentiment, activity in the crypto market, and changes in average crypto asset prices; and
•Market share — Trading Volume growth outpaced the 17% growth in overall U.S. spot market trading volume, as we were able to capture a larger portion of the trading activity due to our competitive position and product strategy.
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

Results of Operations
The following table presents the Condensed Consolidated Statements of Operations (in thousands), as well as each component as a percentage of total revenue:

	Three Months Ended March 31,
	2025		2024
	$	%(1)	$	%(1)
Revenue:
Net revenue	$1,960,319	96	$1,587,677	97
Other revenue	73,976	4	49,893	3
Total revenue	2,034,295	100	1,637,570	100
Operating expenses:
Transaction expense	303,026	15	217,407	13
Technology and development	355,368	17	357,863	22
Sales and marketing	247,283	12	98,585	6
General and administrative	394,346	19	287,236	18
Losses (gains) on crypto assets held for operations, net	34,365	2	(86,358)	(5)
Other operating (income) expense, net	(5,899)	—	2,376	—
Total operating expenses	1,328,489	65	877,109	54
Operating income	705,806	35	760,461	46
Interest expense	20,511	1	19,071	1
Losses (gains) on crypto assets held for investment, net	596,651	29	(650,429)	(40)
Other expense (income), net	6,188	—	(45,605)	(3)
Income before income taxes	82,456	4	1,437,424	88
Provision for income taxes	16,848	1	261,179	16
Net income	$65,608	3	$1,176,245	72
__________________
(1)Figures presented above may not sum precisely due to rounding.

Comparison of the three months ended March 31, 2025 and 2024
Revenue
For the three months ended March 31, 2025 and 2024 we generated 84% and 83%, respectively, of total revenue in the U.S. No other country accounted for more than 10% of total revenue during the periods presented. International revenue comprised mainly transaction revenue in both periods presented.
Transaction revenue

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%

Consumer, net	$1,095,506	$935,212	$160,294	17
Institutional, net	98,888	85,392	13,496	16
Other transaction revenue, net	67,814	56,137	11,677	21
Total transaction revenue	$1,262,208	$1,076,741	$185,467	17

Transaction revenue increased for the three months ended March 31, 2025 as compared to 2024, due to:
•an increase in consumer transaction revenue of $366.5 million due to a 39% increase in consumer Trading Volume. This increase was offset in part by a decrease of $206.2 million attributed to a lower average blended fee rate, primarily due to changes in the mix of Trading Volume from Simple to Advanced trading, as well as growth in Trading Volume from Coinbase One users.
•an increase in institutional transaction revenue primarily driven by growth in derivatives trading volume on our international exchange. Separately, the impact of a 23% increase in institutional Trading Volume was offset by a lower average blended fee rate resulting primarily from reduced fees at higher volumes; and
•an increase in other transaction revenue primarily driven by higher revenue from instant transfer withdrawals.
The percentage of transaction revenue from trading on our platform broken down by crypto asset was as follows:

	Three Months Ended March 31,		Change
	2025	2024	%

Bitcoin	26%	30%	(13)
XRP	18	nm	nm
Ethereum	10	15	(33)
Solana	10	nm	nm
Other crypto assets(1)	36	55	(35)
Total	100%	100%
____________________________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 10% of our total transaction revenue.

Subscription and services revenue

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%

Stablecoin revenue	$297,535	$197,317	$100,218	51
Blockchain rewards	196,592	150,929	45,663	30
Interest and finance fee income	63,086	66,663	(3,577)	(5)
Other subscription and services revenue	140,898	96,027	44,871	47
Total subscription and services revenue	$698,111	$510,936	$187,175	37
Subscription and services revenue increased for the three months ended March 31, 2025 as compared to 2024, primarily due to:
•increases in stablecoin revenue of $105.1 million due to higher average USDC balances held in Coinbase products2, on which we earn the vast majority of the interest on the associated reserves, and $67.9 million due to higher average USDC off-platform balances, on which we earn varying percentages depending on where the USDC is held. This revenue growth was partially offset by a decrease of $68.5 million due to lower average interest rates, which declined 96 basis points;
2 Includes corporate USDC balances and USDC held on behalf of customers in eligible Coinbase products.

•an increase in blockchain rewards of $20.5 million due to changes in average crypto asset prices, and $13.9 million due to changes in reward rates primarily for Solana and Ethereum; and
•an increase in other subscription and services revenue, primarily due to growth of Coinbase One, reflecting a higher number of paid subscribers.
There were no material changes to note within interest and finance fee income.
Other revenue

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%

Corporate interest and other income	$73,976	$49,893	$24,083	48
Total other revenue	$73,976	$49,893	$24,083	48
Other revenue increased for the three months ended March 31, 2025 as compared to 2024, primarily reflecting an increase of $35.2 million due to higher average cash and cash equivalents balances, partially offset by lower average interest rates earned on these balances, which declined 77 basis points.
Operating expenses
Certain prior period amounts have been reclassified to conform to the current period presentation.
Transaction expense

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%

Blockchain rewards fees	$120,021	$105,454	$14,567	14
Payment processing and account verification	64,645	33,109	31,536	95
Transaction rebates and commissions	59,585	14,991	44,594	297
Transaction reversal losses	46,844	19,974	26,870	135
Blockchain transaction fees	7,954	42,488	(34,534)	(81)
Other	3,977	1,391	2,586	186
Total transaction expense	$303,026	$217,407	$85,619	39
Transaction expense increased for the three months ended March 31, 2025 as compared to 2024, primarily due to:
•higher blockchain rewards fees, which rose with blockchain rewards revenue, partially offset by the impact of adjustments to our fee structures;
•an increase in payment processing fees of $18.7 million, due to 26% Trading Volume growth and expanding international payment methods. Account verification fees also rose with more new users verified;
•higher transaction rebates and commissions, primarily reflecting an increase in rebates earned by institutional customers providing liquidity on our international exchange, driven by growth in volume; and
•an increase in transaction reversal losses primarily driven by higher transaction volume; offset in part by
•a decrease in blockchain transaction fees primarily due to lower average gas and asset prices for Ethereum.
There were no material changes to note within other.

Technology and development

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%

Personnel-related	$232,586	$266,581	$(33,995)	(13)
Website hosting and infrastructure	67,247	49,873	17,374	35
Amortization, depreciation, and impairment	32,012	25,850	6,162	24
Other	23,523	15,559	7,964	51
Total technology and development	$355,368	$357,863	$(2,495)	(1)
Technology and development expenses decreased for the three months ended March 31, 2025 as compared to 2024, primarily due to:
•a decrease in personnel-related expenses reflecting:
◦$20.5 million lower stock-based compensation expense attributed to the roll-off of non-recurring multi-year stock-based compensation awards;
◦$17.3 million higher capitalization of costs of internally developed technology; and
◦a $10.3 million decrease due to updates made in late 2024 to our vesting schedule for new awards to achieve linear expense recognition; offset in part by
◦$15.6 million higher personnel-related expenses due to higher average headcount.
•an increase in website hosting and infrastructure expenses driven by increased activity on our platform.
There were no material changes to note within amortization, depreciation, and impairment or other.
Sales and marketing

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%

Marketing programs	$104,970	$30,459	$74,511	245
USDC rewards	100,034	26,562	73,472	277
Personnel-related	33,456	35,492	(2,036)	(6)
Other	8,823	6,072	2,751	45
Total sales and marketing	$247,283	$98,585	$148,698	151
Sales and marketing expenses increased for the three months ended March 31, 2025 as compared to 2024, primarily due to:
•an increase in marketing program expenses due to higher digital advertising spend as we capitalized on market momentum during the quarter; and
•an increase in USDC rewards payouts of $53.2 million primarily due to growth in average customer USDC balances held in Coinbase products3, with the remainder primarily due to higher reward rates offered to customers in an effort to enhance customer acquisition, retention, and platform engagement.
There were no material changes to note within personnel-related or other.
3 Comprises USDC held on behalf of customers in eligible Coinbase products.

General and administrative

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%

Personnel-related	$166,159	$156,313	$9,846	6
Customer support(1)	70,455	18,720	51,735	276
Professional services	58,176	43,158	15,018	35
Other	99,556	69,045	30,511	44
Total general and administrative	$394,346	$287,236	$107,110	37
____________________________________
(1)Excludes personnel-related and professional services expenses.
General and administrative expenses increased for the three months ended March 31, 2025 as compared to 2024, primarily due to:
•an increase in customer support costs as a result of increased capacity needs. Our capacity needs typically increase in periods following higher Trading Volumes;
•an increase in professional services primarily due to higher costs of legal advisory services; and
•a $27.8 million increase in policy spend within other as we increased our crypto advocacy efforts, offset in part by a decrease of $20.1 million in legal costs. The remaining variance in other was due to increases across various expenses, with no material changes to note.
There were no material changes to note within personnel-related.
Losses (gains) on crypto assets held for operations, net

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%

Losses (gains) on crypto assets held for operations, net	$34,365	$(86,358)	$120,723	(140)
Changes in losses (gains) on crypto assets held for operations, net resulted primarily from holding these assets during a period of declining crypto asset prices in 2025 as compared to a period of rising crypto asset prices in 2024. Though gross inflows and outflows of these assets were both $0.3 billion during each of the three months ended March 31, 2025 and 2024, respectively, losses and gains on changes in the fair value of the assets were limited as these assets are converted to cash or used for expenses nearly immediately after receipt.
Other operating (income) expense, net

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%

Platform-related incidents	$720	$195	$525	269
Other	(6,619)	2,181	(8,800)	(403)
Total other operating (income) expense, net	$(5,899)	$2,376	$(8,275)	(348)
There were no material changes to note within Other operating (income) expense, net.
Interest expense

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%

Interest expense	$20,511	$19,071	$1,440	8

There were no material changes to note within Interest expense.
Losses (gains) on crypto assets held for investment, net

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%

Losses (gains) on crypto assets held for investment, net	$596,651	$(650,429)	$1,247,080	(192)
Losses on crypto assets held for investment, net during the three months ended March 31, 2025 were primarily due to fair value remeasurement of these assets, mainly Bitcoin and Ethereum, as asset prices decreased, offset in part by increased investment purchases during the period. Gains on crypto assets held for investment, net during the three months ended March 31, 2024 were primarily due to fair value remeasurement of these assets, mainly Bitcoin and Ethereum, during a period when the asset prices increased.
Other expense (income), net

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%

Losses (gains) on other financial instruments, net	$21,683	$(13,186)	$34,869	(264)
Losses (gains) on crypto asset loan receivables, net	2,853	(25,526)	28,379	(111)
Other	(18,348)	(6,893)	(11,455)	166
Total other expense (income), net	$6,188	$(45,605)	$51,793	(114)
Other expense (income), net changed for the three months ended March 31, 2025 as compared to 2024, primarily reflecting changes in the prices of crypto assets underlying certain of our investments, as prices increased in 2024 and decreased in 2025. There were no material changes to note within other.
Provision for income taxes

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%

Provision for income taxes	$16,848	$261,179	$(244,331)	(94)
For the three months ended March 31, 2025 as compared to 2024, the decrease in provision for income taxes was primarily due to lower pretax income, partially offset by lower tax benefits from stock-based compensation.
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

•We believe it is useful to exclude certain items that we do not consider to be normal, recurring, cash operating expenses and therefore, not reflective of our ongoing business operations. For example, we exclude: (i) other (income) expense, net, as the income and expenses recognized in this line item are not part of our core operating activities and are considered non-operating activities under GAAP and (ii) gains and losses on crypto assets held for investment because such investments are considered primarily long-term holdings. We do not plan on engaging in regular trading of crypto assets, and, as an operating company, our investing activities in crypto are not part of our revenue generating activities, which are based on transactions on our platform and the sales of subscriptions and services.
•We believe Adjusted EBITDA is useful to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, interest expense, other expense (income), net, and benefit from or provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired.
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
•provision for income taxes;
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
•net gains or losses on our crypto assets held for investment; and
•other expense (income), net, which represents losses or gains on other financial instruments, and other non-operating income and expense activity.
In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our disclosure of Adjusted EBITDA as a tool for comparison. A reconciliation is provided below for Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of Adjusted EBITDA to net income, and not to rely on any single financial measure to evaluate our business.

The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$65,608	$1,176,245
Adjusted to exclude the following:
Provision for income taxes	16,848	261,179
Interest expense	20,511	19,071
Depreciation and amortization	33,333	29,327
Stock-based compensation expense	190,729	224,504
Losses (gains) on crypto assets held for investment, net	596,651	(650,429)
Other expense (income), net(1)	6,188	(45,605)
Adjusted EBITDA	$929,868	$1,014,292
__________________
(1)See Note 13. Other expense (income), net of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Liquidity and Capital Resources
There have been no material changes to our liquidity and capital resources from those presented in the Annual Report, other than those described below.
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

Cash and cash equivalents and USDC
Our cash and cash equivalents and USDC balances consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents
Cash equivalents(1)	$6,153,826	$6,607,023
Cash held at financial institutions	1,761,826	1,848,700
Cash held at venues	135,517	88,180
Total cash and cash equivalents	$8,051,169	$8,543,903

USDC(2)
USDC not loaned or pledged as collateral	1,861,425	743,181
USDC pledged as collateral(3)	300,897	329,832
USDC loaned(3)	62,732	168,795
Total USDC	$2,225,054	$1,241,808
__________________
(1)Cash equivalents consists of money market funds.
(2)USDC is a stablecoin redeemable on a one-to-one basis for U.S. dollars. While not accounted for as cash or cash equivalents, we treat our USDC holdings as a liquidity resource.
(3)USDC pledged as collateral represents assets pledged as collateral against our crypto asset borrowings, which do not meet the criteria for derecognition from our Condensed Consolidated Balance Sheets. USDC loaned represents loaned assets that do not meet the criteria for derecognition from our Condensed Consolidated Balance Sheets. See Note 4. Collateralized Arrangements and Financing of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Long-term debt and other contractual obligations
There have been no material changes in our long-term debt and other contractual obligations since those presented in the Annual Report. As of March 31, 2025, our primary contractual obligation remained long-term debt, of which we held $4.3 billion in aggregate principal amount.
Crypto assets
We hold and use crypto assets for various purposes. Crypto assets held for operations are received in the ordinary course of business and are converted to cash or used to fulfill expenses, primarily blockchain rewards, nearly immediately. In order to facilitate Prime Financing, we hold crypto assets we borrow, as well as crypto assets customers pledge as collateral against certain of our loans to them. We do not use these assets as a source of liquidity otherwise. Crypto assets held for investment are primarily long-term holdings and in certain cases fulfill capital requirements set by regulators (see also Capital requirements below). We do not plan to engage in regular trading of these crypto assets but may purchase additional crypto assets for investment as a buy and hold strategy. In case of a liquidity stress event, or for other episodic purposes, which may necessitate the use of these assets, we may change our policy and sell crypto assets held for investment to generate liquidity. During times of instability in the crypto assets market, we may not be able to sell our crypto assets at reasonable prices or at all. Our crypto assets held are considered less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. As of March 31, 2025, we held the following crypto assets: $67.5 million held for operations, $597.5 million held as collateral, $235.4 million that were borrowed, and $1.3 billion held for investment.
Customer assets and liabilities
Recognized customer assets and liabilities comprise customer custodial funds and corresponding customer custodial liabilities that represent our obligation to return these assets to the customers. We also securely store additional customer AOP that we do not recognize in our Condensed Consolidated

Balance Sheets. We do not use customer crypto assets as collateral for any loan, margin, rehypothecation, or other similar activities to which we or our affiliates are a party, without the customer’s consent.
Our business model does not expose us to liquidity risk if we have excessive redemptions or withdrawals from customers. As of March 31, 2025, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date.
Capital requirements
Although currently we are not supervised by any federal banking agency, and our trading platform is not an SEC-regulated national securities exchange or alternative trading system, we operate globally in a complex and rapidly evolving regulatory environment and are subject to a wide range of laws and regulations enacted by U.S. federal, state, and local and foreign governments and regulatory authorities. These rules and regulations govern how we manage our liquidity, operations, and capital structure. Additionally, we and our subsidiaries hold licenses to operate as trust companies, money transmitters, and derivatives exchanges, or equivalents, requiring compliance with strict safeguards for customer funds and crypto assets, as well as capital and net worth requirements. For more information, see Part I, Item 1. “Business–Government Regulations” in the Annual Report as well as Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
In certain jurisdictions, we are required to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law, at a level equal to at least 100% of the aggregate amount of all customer custodial fund liabilities. Eligible liquid assets can include cash, cash equivalents, customer custodial funds, and in-transit customer receivables. As of March 31, 2025 our eligible liquid assets were greater than the aggregate amount of customer custodial fund liabilities.
Additionally, certain of our subsidiaries are subject to regulatory capital requirements that involve quantitative measures of USDC and crypto asset transactions, as well as USDC and crypto assets under custody. As of March 31, 2025, in aggregate, these subsidiaries were compliant with associated capital requirements of approximately $1.6 billion, which were met by a combination of corporate cash and cash equivalents and certain crypto assets held.
Cash flows
The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(182,727)	$411,485
Net cash used in investing activities	(231,653)	(125,681)
Net cash (used in) provided by financing activities	(893,802)	1,927,721
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(1,308,182)	$2,213,525

Change in customer custodial cash and cash equivalents	$(830,946)	$609,802
Operating activities
Our largest source of cash provided by operating activities are revenues generated from transaction fees. Our primary uses of cash in operating activities include payments to employees for compensation, website hosting and infrastructure services, and professional services.

Net cash used in operating activities increased by $594.2 million for the three months ended March 31, 2025 as compared to 2024 primarily due to:
•a $735.9 million increase in cash used to purchase USDC, reflecting higher customer demand;
•a $31.5 million increase in cash used to pay income taxes;
•a $27.8 million increase in cash used in policy spend as we increased our crypto advocacy efforts; and
•an overall increase in other cash expenses as we continue to grow our business; offset in part by
•an increase in cash provided as a result of the $396.7 million increase in total revenue; and
•a $36.0 million decrease in cash used as a result of higher annual employee performance compensation payouts during the prior year.
Investing activities
Net cash used in investing activities increased by $106.0 million for the three months ended March 31, 2025 as compared to 2024 as we invested more of our available cash, including:
•an increase of $189.0 million in cash used for purchases of crypto assets held for investment; and
•an increase of $19.7 million in cash used for purchases of strategic investments; offset in part by
•a decrease of $131.9 million in cash used for the origination of fiat loans, net of repayments, reflecting a decline in demand for Prime Financing products.
Financing activities
Net cash used in financing activities increased by $2.8 billion for the three months ended March 31, 2025 as compared to 2024 primarily due to:
•a $1.5 billion decrease in customer custodial cash, as we saw an increase in average customer USDC balances held in Coinbase products, which offer a higher yield;
•a $1.1 billion net decrease in cash provided as the prior year included proceeds from the issuance of our 2030 Convertible Notes less cash paid for associated capped calls; and
•a $200.8 million net decrease in recognized fiat collateral pledged by institutional customers related to Prime Financing loans reflecting changes in demand.
Critical Accounting Estimates
Our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of our Condensed Consolidated Financial Statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in the Annual Report.

Recent accounting pronouncements
See Note 2. Summary of Significant Accounting Policies of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to our Condensed Consolidated Financial Statements associated with the effect of changes in market factors, including risks associated with interest rates, foreign currency, derivatives, equity investments, and crypto assets. These assets, liabilities, and equities are held for purposes other than trading. There have been no material changes to our market risk exposures from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2024 except for our market risk exposure on our crypto assets held for investment. Though the nature of this exposure and the overall implied volatility of the crypto assets underlying this exposure have not changed since December 31, 2024, the number of units we hold and the price of the assets have changed, resulting in a material change in the result of our sensitivity analysis.
Crypto assets held for investment are primarily held long term, and historically, we have not attempted to reduce our market risk exposure associated with these crypto assets. Crypto asset prices have been volatile, as demonstrated by the one year historical volatility of Bitcoin and Ethereum of approximately 50% implied from the annualized standard deviation of daily price returns observed in the past 24 months. A hypothetical 50% increase or decrease in crypto assets prices as of March 31, 2025 and December 31, 2024 would result in a $634.0 million and $776.5 million impact, respectively, to the value of our Crypto assets held for investment and would have been recorded as a gain or loss in our Condensed Consolidated Statements of Operations. The decrease in the hypothetical gain or loss since December 31, 2024 primarily reflects decreases in the prices of Bitcoin and Ethereum, offset in part by an increase in the units of each that we hold, as we increased our investment in crypto assets during the quarter, deploying available cash.
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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of material legal proceedings in which we are involved, see Note 16. Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
•macroeconomic conditions, including interest rates, inflation, changes in tariffs and trade restrictions, and instability in the global banking system;
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

As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. In particular, our subscription and services revenue has grown over time, with stablecoin revenue received in connection with USDC becoming a more meaningful revenue contributor. Therefore, our operating results could fluctuate significantly as a result of changes in the demand for our subscription and service offerings, in the demand for USDC, in the mix of USDC balances held in Coinbase products as compared to that held off-platform, in interest rates, and to our ongoing relationships with third parties, such as Circle.
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
While we support a diverse portfolio of crypto assets for trading, staking and custody, our net revenue is concentrated in a limited number of areas, such as transactions in Bitcoin and Ethereum for transaction revenue and stablecoin revenue in connection with USDC for subscription and services revenue. For the three months ended March 31, 2025 and the year ended December 31, 2024, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the trading of Bitcoin and Ethereum; these trading pairs drove approximately 38% and 44% of total Trading Volume on our platform during these periods, respectively. In addition to the factors impacting the broader cryptoeconomy described in this section, our revenue may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
Our subscription and services revenue has grown over time to represent a more meaningful amount of our revenue, primarily due to growth in stablecoin revenue received in connection with USDC. Such revenue depends on a variety of factors, including demand for our subscription and services offerings, demand for USDC, the overall USDC market capitalization, the mix of USDC balances held in Coinbase products as compared to that held off-platform, interest rates, and our ongoing relationships with third parties, such as Circle. If such factors are negatively impacted, our business, operating results, and financial condition could be adversely affected.
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
The level of prevailing short-term interest rates affects our profitability because we derive a large portion of our revenue from interest earned on funds deposited with us by our customers which we hold on their behalf in custodial accounts at financial institutions and from stablecoin revenue, which is derived from interest earned on USDC reserve balances, as well as from interest earned on corporate cash and cash equivalents. Higher interest rates increase the amount of interest and finance fee income and stablecoin revenue earned from these activities. When short-term interest rates decline, our revenue derived from interest correspondingly declines. Further, because stablecoin revenue from USDC has become an increased portion of our subscription and services revenue, if interest rates were to significantly decline from levels reached in the current interest rate environment, our net revenue could decline. Conversely, when interest rates increase, investors may choose to shift their asset allocations, which could negatively impact our stock price or the cryptoeconomy more generally.
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
Governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the cryptoeconomy generally, and crypto asset platforms in particular. Other companies’ failures of risk management and other control functions, including those that played a role in the 2022 Events, could contribute to stricter oversight of crypto asset platforms and the cryptoeconomy. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the cryptoeconomy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. For example, in April 2023, the SEC reopened a comment period for amendments to Rule 3b-16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that could subject several cryptoeconomy participants and systems to registration or other operational compliance requirements under the Exchange Act. If the SEC’s proposed amendment is adopted in its current form, we, along with other cryptoeconomy participants, could face significant additional uncertainty and risk of increased operational costs. In November 2023, the New York Department of Financial Services (“NYDFS”) adopted guidance regarding the policies and procedures required for virtual currency business entities licensed in New York, such as Coinbase, Inc. This guidance and other applicable state law guidance regarding virtual currency business activity could result in changes to our business in such states as well as the risk of increased operational costs and the risk of enforcement actions. If we are unable to comply with any new requirements, our ability to offer our products and services in their current form may be adversely affected. Additionally, under recommendations from the Financial Crimes Enforcement Network (“FinCEN”), and the Financial Action Task Force, the United States and several foreign jurisdictions have or are likely to impose the Funds Transfer Rule (commonly referred to as the Travel Rule) on financial service providers in the cryptoeconomy. We may face substantial costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. In October 2023, FinCEN released a proposed rule that identifies virtual currency “mixing” as a class of transactions of primary money laundering concern and imposes heightened recordkeeping and reporting obligations for financial institutions with respect to those transactions. There are substantial uncertainties regarding the scope of these requirements in practice, and we may face substantial costs to operationalize and comply with these rules.
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
We may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. As another example, the extension of anti-money laundering requirements to certain crypto-related activities by the European Union’s Fifth Money Laundering Directive, as updated by the European Union’s Sixth Money Laundering Directive, has increased the regulatory compliance burden for our business in Europe and, as a result of the fragmented approach to the implementation of its provisions, resulted in distinct and divergent national licensing and registration regimes for us in different E.U. member states. Further E.U.-level legislation imposing additional regulatory requirements in relation to crypto-related activities is also expected in the near term, such as with the effectiveness of the Markets in Crypto-Assets Regulation (“MiCA”). Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for crypto asset service providers and a disclosure regime for the issuers of certain crypto assets, which will impact our operations in the European Union, including through localization requirements.
Because we have offered and will continue to offer a variety of innovative products and services to our customers, many of our offerings are subject to significant regulatory uncertainty and we from time to time face regulatory inquiries regarding our current and planned products. For instance, we purchase USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars, from Circle and sell it to customers on our platform. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance, purchase, and sale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, anti-money laundering, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. There are substantial uncertainties as to how these requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules. Certain products and services offered by us that we believe are not subject to regulatory oversight, or are only subject to certain regulatory regimes, such as Coinbase Wallet, a standalone mobile application that allows customers to manage their own private keys and store their crypto assets directly on their mobile devices, may cause us to be deemed to be engaged in a form of regulated activity for which licensure is required or cause us to become subject to new and additional forms of regulatory oversight. We also offer various staking, rewards, and lending products, all of which are subject to significant regulatory uncertainty, and could implicate a variety of laws and regulations worldwide. For example, there is regulatory uncertainty regarding the status of our staking, lending, rewards, and other yield-generating activities under the U.S. federal and state securities laws. While we have implemented policies and procedures, including geofencing for certain products and services, designed to help monitor for and ensure compliance with existing and new laws and regulations, there can be no assurance that we and our employees, contractors, and agents will not violate or otherwise fail to comply with such laws and regulations. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations, including related interpretations, orders, determinations, directives, or guidance, we or they could be subject to a litany of civil, criminal, and administrative fines, penalties, orders and actions, including being required to suspend or terminate the offering of certain products and services. Moreover, to the extent our customers nevertheless access our platform, products or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we could similarly be subject to a variety of civil, criminal, and administrative fines, penalties, orders and actions as a result of such activity.
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
Our existing competitors have, and our potential competitors are expected to have, competitive advantages over us, such as:
•the ability to trade crypto assets and offer products and services that we do not support or offer on our platform (due to constraints from regulatory authorities, our financial institution partners, and other factors) such as tokens that constitute securities or derivative instruments under U.S. or foreign laws;
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
As we expand and localize our international activities, we have become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have increased their scrutiny of crypto asset exchanges over time, such as by requiring crypto asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, crypto, and related technologies outside of the United States are highly evolving, extensive and often impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws and regulations related to economic sanctions and export controls enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, currently the Crimea Region, the Donetsk People’s Republic, and the Luhansk People’s Republic of Ukraine, Cuba, Iran, North Korea, and Syria, as well as with persons, entities, and governments identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the United States, the E.U., the United Kingdom, and other jurisdictions have imposed wide-

ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. We have continued to engage in activity in Russia and Belarus and with customers associated with these countries. At the same time, we have implemented additional processes and procedures to comply with these new sanctions. However, our activity in Russia and Belarus and with these customers associated with these countries subjects us to further exposure to sanctions as they are released. We have an OFAC compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC. Certain of these voluntary self-disclosures are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or finding of violation. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls, and are working to implement additional controls and screening tools designed to prevent sanctions violations, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.
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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. For a description of such material litigation, regulatory investigations, and other proceedings, see Note 16. Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty and may result in:
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
Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include decentralized applications, DeFi, yield farming, non-fungible tokens (“NFTs”), play-to-earn games, lending, staking and re-staking, token wrapping, governance tokens, innovative programs to attract customers such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, “layer 2” blockchain networks, smart contract wallets, and novel cryptocurrency fundraising and distribution schemes, such as “initial exchange offerings.” We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. For example, decentralized networks and other disruptive technologies such as generative AI may fundamentally alter the use of our products or services in unpredictable ways. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our customer base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract customers, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, constraints by our financial institution partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain customers, including large, institutional, high-frequency and high-volume traders. As a result, we expect to incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop, scale, and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our ability to successfully compete, to retain existing customers, and to attract new customers may be impacted and our business, operating results, and financial condition could be adversely affected.
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
The SEC and its staff have taken evolving positions as to whether a range of crypto assets, products and services fall within the definition of a “security” under the U.S. federal securities laws. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset, product, or service is a security or constitutes a securities offering under federal securities laws is ultimately determined by a federal court. The legal test for determining whether any given crypto asset, product, or service is an investment contract security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. and whether any given crypto asset, product, or service is a note in the 1990 Supreme Court case Reves v. Ernst & Young. The legal tests for determining whether any given crypto asset, product, or service is a security requires a highly complex, fact-driven analysis. Accordingly, whether any given crypto asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed a “security” or “securities offering” under applicable laws. The SEC generally does not provide advance guidance or confirmation on its assessment of the status of any particular crypto asset, product, or service as a security. Furthermore, in our view, statements by the SEC and its staff have appeared contradictory at times. It is also possible that the change in the governing administration and the appointment of new SEC commissioners will substantially impact the approach to enforcement by the SEC and its staff.
The SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019. The SEC has also brought enforcement actions and entered into settlements with numerous cryptoeconomy participants alleging that certain digital assets are securities. More recently, the SEC dismissed many of those enforcement actions. These statements, framework and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. As noted above, whether any given crypto asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict. Moreover, the SEC and the Commodities Futures Trading Commission (the “CFTC”) and their senior officials have, at times, taken conflicting positions in speeches and enforcement actions as to whether a particular crypto asset is a security or commodity.
Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets, products and services as “securities,” while other foreign jurisdictions have adopted a narrower approach. As a result, certain crypto assets, products or services may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets, products or services as “securities.”
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
We rely on third parties in connection with many aspects of our business, including payment processors, financial institutions, and payment gateways to process transactions; cloud computing services and data centers that provide facilities, infrastructure, smart contract development, website functionality and access, components, and services, including databases and data center facilities and cloud computing; as well as third parties that provide outsourced customer service, compliance support and product development functions, which are critical to our operations. Because we rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. We do not directly manage the operation of any of these third parties, including their data center facilities that we use. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, data theft or loss, break-ins, computer viruses or vulnerabilities in their code, denial-of-service attacks, sabotage, acts of vandalism, loss, disruption, or instability of third-party financial institution relationships, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics and similar events. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our customers, or give preferential treatment to competitors. There can be no assurance that third parties that provide services to us or to our customers on our behalf will continue to do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our customers on our behalf, such as if third-party service providers to close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could adversely affect our business, operating results, and financial condition.
Loss of a critical financial institution or insurance relationship could adversely affect our business, operating results, and financial condition.
We rely on financial institution relationships to provide our platform and custodial services. In particular, customer cash holdings on our platform are held with one or more financial institutions. As a registered money services business with FinCEN under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations enforced by FinCEN, or collectively, the BSA, a licensed money transmitter in a number of U.S. states and territories, a licensee under NYDFS’s Virtual Currency Business Activity regime, commonly referred to as a BitLicense, a licensed electronic money institution under both the U.K. Financial Conduct Authority and the Central Bank of Ireland, and a limited purpose trust company chartered by the NYDFS, our financial institution partners view us as a higher risk customer for purposes of their anti-money laundering programs. We may face difficulty establishing or maintaining such relationships due to instability in the global banking system, increasing regulatory uncertainty and scrutiny, or our partners’ policies and some prior partners have terminated their relationship with us or have limited access to services. The loss of these partners or the imposition of operational restrictions by these partners and the inability for us to utilize other redundant financial institutions may result in a disruption of business activity as well as regulatory risks. In addition, as a result of the myriad of regulations or the risks of crypto assets generally, financial institutions in the United States and globally may decide to not provide, or be prohibited from providing, account, custody, or other financial services to us or the cryptoeconomy generally. Further, we have existing redundancies in U.S. and global financial institutions that work with crypto companies with which we engage.
However, if these financial institutions are subject to bank resolution or failure, or limit or end their crypto market activity, or if such relationships become severely limited or unavailable to crypto market participants in a certain country, there could be temporary delays in or unavailability of services in such country that are critical to our or our partners’ operations, developers or customers, a further limit on available vendors, reduced quality in services we, our partners, our developers or our customers are able to obtain, and a general disruption to the cryptoeconomy, potentially leading to reduced activity on our platform which could adversely affect our business, operating results, and financial condition. For example, while our business and operations have not been materially affected by the closures of Silvergate Capital Corp. and Signature Bank and the cessation of their real-time fiat currency payment networks in March 2023, large cryptoeconomy participants, including us and our institutional customers, experienced a temporary inability to transfer fiat currencies outside of standard business hours.

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

Because we are a regulated financial institution in certain jurisdictions, interruptions have resulted and in the future may result in regulatory scrutiny, and significant or persistent interruptions could lead to significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses or financial institution relationships that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.
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
Any inability by us to maintain our procedures, perceived or otherwise, could harm our business, operating results, and financial condition. Accordingly, we take steps to ensure customer cash is always secure. Customer cash and crypto asset balances are maintained through our internal ledgering processes. Customer cash is maintained in segregated Company financial institution accounts that are held for the exclusive benefit of customers with our financial institution partners or in government money market funds or other permissible investments. We store crypto assets using proprietary technology and operational processes. Crypto assets are not insured or guaranteed by any government or government agency, however we have worked hard to securely store our customers’ crypto assets and our own crypto assets for investment and operational purposes with legal and operational protections.
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
We have experienced, and may experience in the future, periods of significant growth. To effectively manage and capitalize on our growth periods, we will need to manage headcount, capital, and processes efficiently while making investments such as expanding our information technology and financial, operating, and administrative systems and controls, and such initiatives could strain our resources. We could experience operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, managing and retaining a remote and evolving employee base. If we do not adapt or scale to meet these evolving challenges, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws and regulations, loss of operating licenses or other authorizations, or loss of financial institution relationships that could substantially impair or even suspend company operations.
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
Our products, services and educational offerings incorporate a holistic, customer-centric set of digital engagement practices, including educational content and notifications, which are designed, in part, to promote financial literacy and awareness and to provide customers with guidance and information to help them make better informed decisions about their crypto activity. Certain jurisdictions have proposed or are considering laws and regulations regarding conflicts of interest associated with the use of predictive data analytics, digital engagement practices, and similar technologies by broker-dealers, investment advisers and/or other securities market participants. For example, in July 2023 the SEC proposed rules (the “July 2023 Rule Proposals”) that would impose new obligations on broker-dealers and investment advisers registered, or required to be registered, with the SEC with respect to conflicts of interest associated with the use of predictive data analytics and similar technologies when interacting with investors. We do not believe that the July 2023 Rule Proposals, if adopted as proposed, would apply to our business. If the July 2023 Rule Proposals were to be adopted (as proposed or otherwise) and found to apply to our business, or if similar rules were to be adopted and found to apply to our business in any other jurisdiction in which we operate, we may be required to modify, limit, or discontinue our use of certain technologies and features used in connection with our products and services and/or to change the way that we interact with existing and prospective customers. The adoption of such laws or regulations in the jurisdictions in which we operate could, if they are deemed to apply to our business, adversely affect our business, operating results, and financial condition.
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
We have a substantial amount of indebtedness and other obligations. As of March 31, 2025, we had approximately $4.28 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $1.74 billion of our Senior Notes, $1.27 billion of our 2026 Convertible Notes, and $1.27 billion of our 2030 Convertible Notes.
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
While we have policies and procedures to manage and mitigate these risks, we cannot be certain that such processes will be effective. Our failure to limit chargebacks and fraudulent transactions could increase the number of returns, refunds, and chargebacks that we have to process. In addition, if the number of returns, refunds, and chargebacks increases, card networks or our financial institution partners could require us to increase reserves, impose penalties on us, charge additional or higher fees, or terminate their relationships with us. Failure to effectively manage risk and prevent fraud could increase our chargeback, refund, and return losses or cause us to incur other liabilities. Increases in chargebacks, refunds, returns, or other liabilities could have an adverse effect on our operating results, financial condition, and cash flows.
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
In November 2021, the U.S. Congress passed the Infrastructure Investment and Jobs Act (the “IIJA”), providing that brokers would be responsible for reporting to the IRS the transactions of their customers in digital assets, including transfers to other exchanges or to digital asset wallets not connected to any exchange. On June 28, 2024, the U.S. Treasury Department and the IRS released final regulations and issued other administrative guidance on tax information reporting for digital assets (collectively, the “Final Regulations”) that will be applicable, in certain cases starting January 1, 2025. The Final Regulations introduced new rules related to our tax reporting and withholding obligations on our customer transactions.
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
We rely on financial institutions and other payment processors to process customers’ payments in connection with the purchase of crypto assets on our platform and we pay these providers fees for their services. From time to time, payment networks have increased, and may increase in the future, the interchange fees and assessments that they charge for transactions that use their networks. Payment networks have imposed, and may impose in the future, special fees on the purchase of crypto assets, including on our platform, which could negatively impact us and significantly increase our costs. Our payment card processors may have the right to pass any increases in interchange fees and assessments on to us, and may impose additional use charges which would increase our operating costs and reduce our operating income. We could attempt to pass these increases along to our customers, but this strategy might result in the loss of customers to our competitors that may not pass along the increases, thereby reducing our revenue and earnings. If competitive practices prevent us from passing along the higher fees to our customers in the future, we may have to absorb all or a portion of such increases, thereby increasing our operating costs and reducing our earnings.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silvergate Capital Corp. announced it would wind down operations and liquidate Silvergate Bank. Soon after, the FDIC was appointed receiver of Silicon Valley Bank and Signature Bank. In connection with these issues and issues with other financial institutions, the prices of fiat-backed stablecoins, including USDC, were temporarily impacted and may be similarly impacted again in the future. Further, if the instability in the global banking system continues or worsens, there could be additional negative ramifications, such as additional all market-wide liquidity problems or impacted access to deposits and investments for customers of affected financial institutions and certain partners, and our business, operating results and financial condition could be adversely affected.
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
Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general macroeconomic, political and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently subject to stockholder litigation, as described in the section titled “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, and may continue to be the target of these types of actions or additional regulatory uncertainty and scrutiny in the future. Securities or regulatory actions against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
In October 2024, the Board authorized the repurchase of up to an aggregate of $1.0 billion of the Company’s Class A common stock without expiration. The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of the Company’s Class A common stock, and the program may be modified, suspended, or discontinued at any time. As of March 31, 2025, no shares have been repurchased under the Share Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 Plan.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted as in iXBRL and contained in Exhibit 101					X
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

COINBASE GLOBAL, INC.

Date: May 8, 2025	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)