Form 10-Q
period 2025-06-30
Coinbase Global, Inc.
filed 2025-07-31
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 24, 2025, the number of shares of the registrant's Class A common stock outstanding was 215,159,125 and the number of shares of the registrant's Class B common stock outstanding was 41,779,032.

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
•the expected timing of the closing of our acquisition of Sentillia B.V.;
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
•We are, and may continue to be, subject to litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could adversely affect our business, operating results, and financial condition;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,539,388	$8,543,903
Restricted cash and cash equivalents	69,190	38,519
USDC	2,153,824	1,241,808
Customer custodial funds	5,121,640	6,158,949
Crypto assets held for operations	125,974	82,781
Loan receivables	803,366	475,370
Crypto assets held as collateral	951,272	767,484
Crypto assets borrowed	223,620	261,052
Accounts receivable, net	222,996	265,251
Other current assets	279,230	277,536
Total current assets	17,490,500	18,112,653
Crypto assets held for investment	1,838,887	1,552,995
Strategic investments	1,933,843	374,161
Deferred tax assets	541,354	941,298
Goodwill	1,153,621	1,139,670
Other non-current assets	517,833	421,174
Total assets	$23,476,038	$22,541,951
Liabilities and Stockholders’ Equity
Current liabilities:
Customer custodial fund liabilities	$5,121,640	$6,158,949
Current portion of long-term debt	1,266,577	—
Crypto asset borrowings	268,550	300,110
Obligation to return collateral	972,661	792,125
Accrued expenses and other current liabilities	601,354	690,136
Total current liabilities	8,230,782	7,941,320
Long-term debt	2,973,545	4,234,081
Other non-current liabilities	176,822	89,708
Total liabilities	11,381,149	12,265,109
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 500,000 shares authorized and zero shares issued and outstanding at each of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; 213,840 and 209,762 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Class B common stock, $0.00001 par value; 500,000 shares authorized at June 30, 2025 and December 31, 2024; 42,593 and 43,878 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	5,639,538	5,365,990
Accumulated other comprehensive loss	(60)	(50,051)
Retained earnings	6,455,409	4,960,901
Total stockholders’ equity	12,094,889	10,276,842
Total liabilities and stockholders’ equity	$23,476,038	$22,541,951

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Net revenue	$1,420,096	$1,379,942	$3,380,415	$2,967,619
Other revenue	77,112	69,686	151,088	119,579
Total revenue	1,497,208	1,449,628	3,531,503	3,087,198
Operating expenses:
Transaction expense	245,261	191,477	548,287	408,884
Technology and development	387,322	364,258	742,690	722,121
Sales and marketing	236,245	165,262	483,528	263,847
General and administrative	353,707	320,115	748,053	607,351
(Gains) losses on crypto assets held for operations, net	(8,702)	31,016	25,663	(55,342)
Other operating expense, net	308,025	34,383	302,126	36,759
Total operating expenses	1,521,858	1,106,511	2,850,347	1,983,620
Operating (loss) income	(24,650)	343,117	681,156	1,103,578
Interest expense	20,535	20,507	41,046	39,578
(Gains) losses on crypto assets held for investment, net	(362,053)	319,020	234,598	(331,409)
Other (income) expense, net	(1,506,905)	63,827	(1,500,717)	18,222
Income (loss) before income taxes	1,823,773	(60,237)	1,906,229	1,377,187
Provision for (benefit from) income taxes	394,873	(96,387)	411,721	164,792
Net income	$1,428,900	$36,150	$1,494,508	$1,212,395
Net income attributable to common stockholders:
Basic	$1,428,900	$36,127	$1,494,508	$1,211,611
Diluted	$1,432,511	$36,128	$1,501,717	$1,217,829
Net income per share:
Basic	$5.60	$0.15	$5.87	$4.95
Diluted	$5.14	$0.14	$5.39	$4.49
Weighted-average shares of common stock used to compute net income per share:
Basic	255,188	246,298	254,537	244,546
Diluted	278,913	266,831	278,700	271,003

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,428,900	$36,150	$1,494,508	$1,212,395
Other comprehensive income (loss):
Translation adjustment	41,992	(2,785)	50,010	(9,683)
Income tax effect	40	10	(19)	(318)
Translation adjustment, net of tax	42,032	(2,775)	49,991	(10,001)
Comprehensive income	$1,470,932	$33,375	$1,544,499	$1,202,394

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at April 1, 2025	254,590	$2	$5,483,821	$(42,092)	$5,026,509	$10,468,240
Common stock issued in connection with equity awards	2,226	—	48,615	—	—	48,615
Common stock withheld for net share settlement of equity awards	(383)	—	(101,078)	—	—	(101,078)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	208,180	—	—	208,180
Other comprehensive income	—	—	—	42,032	—	42,032
Net income	—	—	—	—	1,428,900	1,428,900
Balance at June 30, 2025	256,433	$2	$5,639,538	$(60)	$6,455,409	$12,094,889

Balance at April 1, 2024	245,371	$2	$4,550,408	$(37,496)	$3,558,080	$8,070,994
Common stock issued in connection with equity awards, net of stock options repurchases	2,966	—	36,031	—	—	36,031
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	230,369	—	—	230,369
Other comprehensive loss	—	—	—	(2,775)	—	(2,775)
Net income	—	—	—	—	36,150	36,150
Balance at June 30, 2024	248,337	$2	$4,816,808	$(40,271)	$3,594,230	$8,370,769

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at January 1, 2025	253,640	$2	$5,365,990	$(50,051)	$4,960,901	$10,276,842
Common stock issued in connection with equity awards	3,564	—	59,455	—	—	59,455
Common stock withheld for net share settlement of equity awards	(771)	—	(201,381)	—	—	(201,381)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	415,474	—	—	415,474
Other comprehensive income	—	—	—	49,991	—	49,991
Net income	—	—	—	—	1,494,508	1,494,508
Balance at June 30, 2025	256,433	$2	$5,639,538	$(60)	$6,455,409	$12,094,889

Balance at January 1, 2024	242,048	$2	$4,491,571	$(30,270)	$1,820,346	$6,281,649
Cumulative-effect adjustment due to the adoption of Accounting Standards Update (“ASU”) 2023-08, net of tax	—	—	—	—	561,489	561,489
Common stock issued in connection with equity awards, net of stock options repurchases	6,951	—	80,634	—	—	80,634
Common stock withheld for net share settlement of equity awards	(662)	—	(117,225)	—	—	(117,225)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	465,938	—	—	465,938
Purchases of capped calls	—	—	(104,110)	—	—	(104,110)
Other comprehensive loss	—	—	—	(10,001)	—	(10,001)
Net income	—	—	—	—	1,212,395	1,212,395
Balance at June 30, 2024	248,337	$2	$4,816,808	$(40,271)	$3,594,230	$8,370,769

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$1,494,508	$1,212,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,234	63,828
Stock-based compensation expense	386,889	442,438
Deferred income taxes	399,971	83,961
Losses (gains) on crypto assets held for operations, net	25,663	(55,342)
Losses (gains) on crypto assets held for investment, net	234,598	(331,409)
(Gains) losses on strategic investments, net	(1,475,448)	14,663
Other operating activities, net	48,582	32,782
Net changes in operating assets and liabilities	(1,036,250)	(567,634)
Net cash provided by operating activities	145,747	895,682
Cash flows from investing activities
Fiat loans originated	(955,488)	(808,334)
Proceeds from repayment of fiat loans	588,004	646,700
Purchases of crypto assets held for investment	(458,728)	—
Dispositions of crypto assets held for investment	62,443	52,425
Other investing activities, net	(153,040)	(35,083)
Net cash used in investing activities	(916,809)	(144,292)
Cash flows from financing activities
Customer custodial fund liabilities	(1,140,867)	(357,657)
Fiat received as collateral	370,553	493,499
Fiat received as collateral returned	(373,804)	(243,510)
Taxes paid related to net share settlement of equity awards	(201,381)	(117,225)
Issuance of convertible senior notes, net	—	1,246,025
Purchases of capped calls	—	(104,110)
Other financing activities, net	60,560	76,966
Net cash (used in) provided by financing activities	(1,284,939)	993,988
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(2,056,001)	1,745,378
Effect of exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	79,845	(25,923)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	14,610,442	9,555,429
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$12,634,286	$11,274,884

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and preparation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries – entities in which the Company holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. The Condensed Consolidated Financial Statements are unaudited but have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) on the same basis as the audited Consolidated Financial Statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair presentation of the Company’s Financial Statements. Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions in the Condensed Consolidated Financial Statements and notes thereto. Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. The unaudited Condensed Consolidated Results of Operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other period and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2025 (the “Annual Report”).
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
Funds held at trading venues, payment processors, and clearing brokers
The Company holds cash, restricted cash and deposits, and crypto assets at crypto asset trading venues, payment processors, and clearing brokers, and performs a regular assessment of these venues as part of its risk management process. As of June 30, 2025, the Company held $202.8 million at these venues, including $110.3 million in cash, $54.3 million in crypto assets, and $36.9 million in restricted cash. As of December 31, 2024, the Company held $88.2 million in cash at these venues.
USDC
The Company holds USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars and issued by Circle Internet Financial, LLC (“Circle”) and its affiliate, Circle Internet Financial Europe SAS. USDC is accounted for as a financial instrument in the Condensed Consolidated Financial Statements. Circle reported that, as of June 30, 2025, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
3. REVENUE
The following table presents revenue disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue
Transaction revenue
Consumer, net	$649,908	$664,772	$1,745,414	$1,599,984
Institutional, net	60,819	63,624	159,707	149,016
Other transaction revenue, net	53,543	52,506	121,357	108,643
Total transaction revenue	764,270	780,902	2,026,478	1,857,643
Subscription and services revenue
Stablecoin revenue(1)	332,497	240,436	630,032	437,753
Blockchain rewards	144,535	185,139	341,127	336,068
Interest and finance fee income(2)	59,316	69,400	122,402	136,063
Other subscription and services revenue	119,478	104,065	260,376	200,092
Total subscription and services revenue	655,826	599,040	1,353,937	1,109,976
Total net revenue	1,420,096	1,379,942	3,380,415	2,967,619
Other revenue
Corporate interest and other income(1)	77,112	69,686	151,088	119,579
Total other revenue	77,112	69,686	151,088	119,579
Total revenue	$1,497,208	$1,449,628	$3,531,503	$3,087,198
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three and six months ended June 30, 2025 and 2024, one counterparty accounted for more than 10% of total revenue in each period.
Revenue by geographic location
The following table presents revenue disaggregated by geography based on domiciles of the customer or other counterparty (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S.(1)	$1,291,616	$1,232,616	$2,997,268	$2,586,066
International(2)	205,592	217,012	534,235	501,132
Total revenue	$1,497,208	$1,449,628	$3,531,503	$3,087,198
__________________
(1)Nearly all revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606, is with counterparties in the U.S.
(2)No country accounted for more than 10% of Total revenue.
4. COLLATERALIZED ARRANGEMENTS AND FINANCING
Loans and related collateral
The following table summarizes the Company’s Prime Financing lending arrangements (in thousands):

	June 30,	December 31,
	2025	2024
Loan receivables
Fiat loan receivables	$750,237	$382,751
Crypto asset loan receivables	53,129	92,619
Total loan receivables(1)	$803,366	$475,370

Customer loans not meeting recognition criteria
USDC	$75,436	$168,795
__________________
(1)Includes an immaterial amount of fiat and crypto asset trade finance receivables as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, the Company had three and two counterparties, respectively, each who accounted for more than 10% of the Company’s recognized Loan receivables. As of both of these dates, the Company also had three counterparties each, who accounted for more than 10% of the Company’s customer loans that did not meet the recognition criteria.
As of June 30, 2025 and December 31, 2024, the collateral requirements for all loans outstanding, including customer loans not meeting recognition criteria, ranged from 100% to 300% of the fair value of the loan. No allowance, write-offs, or recoveries were recognized against loan receivables or customer loans not meeting recognition criteria during the periods presented, and none of these loans were past due.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes assets the Company holds and has recognized as collateral with a corresponding obligation to return the collateral to the borrower (in thousands, except units):

	June 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Fiat(1)	N/A	N/A	$21,389	N/A	N/A	$24,641

Bitcoin	7,978	$577,798	859,940	6,918	$414,745	647,568
Ethereum	36,750	100,767	91,332	33,130	98,787	111,445
Other crypto assets(2)	—	—	—	nm	8,065	8,471
Crypto assets held as collateral		$678,565	951,272		$521,597	767,484
Total recognized held as collateral			$972,661			$792,125
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
The following table summarizes assets the Company holds as collateral that it has not recognized as collateral nor as an obligation to return the collateral to the borrower (in thousands):

	June 30,	December 31,
	2025	2024
Fiat	$50,161	$64,760
USDC	32,357	45,222
Crypto assets	532,575	178,619
Total customer collateral not recognized as collateral	$615,093	$288,601
Borrowings and related collateral
The following table summarizes the units, cost basis, and fair value of Crypto assets borrowed and the associated Crypto asset borrowings (in thousands, except units):

	June 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Crypto assets borrowed
Bitcoin	1,100	$105,212	$117,906	1,923	$191,986	$179,480
Ethereum	32,355	86,709	80,439	17,413	65,213	57,989
Other crypto assets(1)	nm	27,500	25,275	nm	18,701	23,583
Total borrowed		$219,421	$223,620		$275,900	$261,052

Crypto asset borrowings
Bitcoin	1,342	$128,665	$143,790	2,178	$213,096	$203,370
Ethereum	35,172	92,562	87,443	19,133	68,803	63,720
Other crypto assets(1)	nm	39,550	37,317	nm	28,141	33,020
Total borrowings		$260,777	$268,550		$310,040	$300,110
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets borrowed or total Crypto asset borrowings, as applicable.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2025 and December 31, 2024, the weighted average annual fees on these borrowings were 2.9% and 2.4%, respectively.
The fair value of the Company’s corporate assets pledged as collateral against Crypto asset borrowings consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Assets pledged as collateral
USDC	$—	$4,009

Assets pledged as collateral not meeting derecognition criteria
USDC	$294,761	$329,832
5. CRYPTO ASSETS HELD FOR OPERATIONS
The following table summarizes Crypto assets held for operations (in thousands, except units):

	June 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	514	$57,113	$55,136	57	$7,814	$5,473
Ethereum	11,195	19,552	27,813	8,142	21,843	27,122
Solana	64,991	11,085	9,656	69,280	14,526	13,245
Other crypto assets(1)	nm	40,793	33,369	nm	51,871	36,941
Total held for operations		$128,543	$125,974		$96,054	$82,781
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held for operations.
6. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Stablecoin revenue receivable	$108,888	$85,983
Customer fee revenue receivable	28,637	39,317
Other accounts receivable	98,294	169,380
Gross accounts receivable	235,819	294,680
Less: allowance for doubtful accounts	(12,823)	(29,429)
Total accounts receivable, net	$222,996	$265,251
As of June 30, 2025 and December 31, 2024, the Company had two and one counterparties, respectively, each who accounted for more than 10% of the Company’s Accounts receivable, net.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. CRYPTO ASSETS HELD FOR INVESTMENT
The following table summarizes Crypto assets held for investment (in thousands, except units):

	June 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	11,776	$740,339	$1,261,220	6,885	$272,164	$642,738
Ethereum	136,782	268,673	339,502	115,700	260,674	385,314
Other crypto assets(1)	nm	264,163	238,165	nm	347,827	524,943
Total held for investment		$1,273,175	$1,838,887		$880,665	$1,552,995
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held for investment.

As of June 30, 2025, the Company had $75.7 million of Crypto assets held for investment subject to selling restrictions that are time-based and lift between 2025 and 2029.
8. LONG-TERM DEBT
The components of Long-term debt, including the current portion due June 1, 2026, were as follows (in thousands, except percentages):

	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Fair Value(1)
June 30, 2025
0.50% 2026 Convertible Notes due June 1, 2026	0.98%	$1,273,013	$(6,436)	$1,266,577	$1,474,022
3.38% 2028 Senior Notes due October 1, 2028	3.57%	1,000,000	(5,711)	994,289	938,750
0.25% 2030 Convertible Notes due April 1, 2030	0.55%	1,265,000	(17,506)	1,247,494	1,654,747
3.63% 2031 Senior Notes due October 1, 2031	3.77%	737,457	(5,695)	731,762	659,102
Total		$4,275,470	$(35,348)	$4,240,122	$4,726,621

December 31, 2024
0.50% 2026 Convertible Notes due June 1, 2026	0.98%	$1,273,013	$(9,395)	$1,263,618	$1,331,062
3.38% 2028 Senior Notes due October 1, 2028	3.57%	1,000,000	(6,562)	993,438	901,250
0.25% 2030 Convertible Notes due April 1, 2030	0.55%	1,265,000	(19,322)	1,245,678	1,353,044
3.63% 2031 Senior Notes due October 1, 2031	3.77%	737,457	(6,110)	731,347	624,995
Total		$4,275,470	$(41,389)	$4,234,081	$4,210,351
__________________
(1)Fair values are based on quoted prices for these instruments in markets that are not active and other market observable inputs, which are considered Level 2 valuation inputs.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

		Embedded Derivative
	Host	Gross Derivative Assets	Gross Derivative Liabilities	Aggregate Carrying Value
June 30, 2025
Accounts receivable, net(1)	$10,519	$23,354	$2,959	$30,914
Crypto asset borrowings	260,777	22,825	30,598	268,550
Obligation to return collateral(1)	678,566	9,442	282,148	951,272
Accrued expenses and other current liabilities(1)	26,663	4,573	2,132	24,222
Total fair value of derivatives		$60,194	$317,837

December 31, 2024
Accounts receivable, net(1)	$16,264	$20,368	$1,811	$34,821
Other current assets(1)	99,265	61,304	—	160,569
Crypto asset borrowings	310,040	18,030	8,100	300,110
Obligation to return collateral(1)	526,337	2,149	243,296	767,484
Accrued expenses and other current liabilities(1)	37,428	6,814	2,708	33,322
Total fair value of derivatives		$108,665	$255,915
__________________
(1)Represents the portion of the Condensed Consolidated Balance Sheets line item that is denominated in crypto assets.
Impact of derivatives on the Condensed Consolidated Statements of Operations
The impacts of (losses) gains on derivative instruments recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Crypto asset borrowings(1)	$(69,671)	$46,099	$(17,703)	$(49,815)
Obligation to return collateral(1)	(183,665)	112,915	(31,559)	(4,351)
Other(2)	14,056	(26,707)	(1,193)	(14,633)
Total	$(239,280)	$132,307	$(50,455)	$(68,799)
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
(2)Changes in fair value are recognized in Other operating expense, net or Other (income) expense, net in the Condensed Consolidated Statements of Operations depending on the nature of the derivative.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. OTHER CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
The following table presents certain other details of the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2025	2024
Other current assets
Prepaid expenses	$92,578	$88,500
Income taxes receivable	40,823	5,530
Other	145,829	183,506
Total other current assets	$279,230	$277,536

Other non-current assets
Software and equipment, net	$241,776	$200,080
Intangible assets, net	41,309	46,804
Income taxes receivable	61,110	60,004
Lease right-of-use assets	135,969	81,151
Other	37,669	33,135
Total other non-current assets	$517,833	$421,174

Accrued expenses and other current liabilities
Accrued payroll and payroll related expenses	$108,694	$186,151
Other accrued expenses	211,421	145,369
Accounts payable	68,518	63,316
Income taxes payable	6,464	90,910
Other payables	206,257	204,390
Total accrued expenses and other current liabilities	$601,354	$690,136

Other non-current liabilities
Lease liabilities	$169,393	$85,789
Other	7,429	3,919
Total other non-current liabilities	$176,822	$89,708

Leases
The Company has operating leases for corporate offices. The leases have remaining lease terms ranging from less than one year to 13 years, and generally have options to extend or terminate the lease that were not accounted for in determining the lease terms as the Company is not reasonably certain it will exercise those options.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Maturities of lease liabilities for the 12-month period ending June 30 of the respective year, were as follows as of June 30, 2025 (in thousands):

2026	$17,906
2027	20,938
2028	19,187
2029	19,107
2030	21,070
Thereafter	182,994
Total lease payments	281,202
Less: imputed interest	(93,427)
Total lease liabilities	$187,775

Other information related to leases was as follows:

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	10.3	9.8
Weighted-average discount rate	6.64%	6.36%
11. FAIR VALUE MEASUREMENTS AND STRATEGIC INVESTMENTS
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	June 30, 2025		December 31, 2024
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents(1)	$5,980,319	$—	$6,607,023	$—
Restricted cash equivalents(2)	2,519	—	1,415	—
Customer custodial funds(3)	3,139,226	—	4,269,410	—
Crypto assets held for operations	125,974	—	82,781	—
Crypto asset loan receivables	—	53,129	—	92,619
Crypto assets held as collateral	951,272	—	767,484	—
Crypto assets borrowed	223,620	—	261,052	—
Other current assets(4)	105,711	—	—	—
Crypto assets held for investment	1,838,887	—	1,552,995	—
Strategic investments(5)	1,543,261	10,340	—	—
Derivative assets(6)	—	60,194	—	108,665
Total assets	$13,910,789	$123,663	$13,542,160	$201,284

Liabilities
Derivative liabilities(6)	$—	$317,837	$—	$255,915
__________________
(1)Represents cash equivalents, which comprise money market funds. Excludes cash of $1.6 billion and $1.9 billion as of June 30, 2025 and December 31, 2024, respectively.
(2)Represents restricted cash equivalents, which comprise money market funds. Excludes restricted cash of $66.7 million and $37.1 million as of June 30, 2025 and December 31, 2024, respectively.
(3)Represents customer custodial cash equivalents, which comprise money market funds. Excludes customer custodial funds of $2.0 billion and $1.9 billion as of June 30, 2025 and December 31, 2024, respectively.
(4)Represents short-term investments. Excludes Other current assets that are not measured and recorded at fair value of $173.5 million and $277.5 million as of June 30, 2025 and December 31, 2024, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(5)Represents marketable equity securities. Excludes strategic investments that are not measured and recorded at fair value on a recurring basis of $380.2 million and $374.2 million as of June 30, 2025 and December 31, 2024, respectively.
(6)See Note 9. Derivatives for additional details.
The Company has valued all Level 2 assets and liabilities measured at fair value on a recurring basis using quoted market prices as an observable input. This includes prices for underlying crypto assets and, for non-crypto denominated assets and liabilities, prices for similar assets and liabilities in inactive markets.
During the three and six months ended June 30, 2025, there were net unrealized gains of $1.5 billion related to the Company’s marketable equity securities held as of June 30, 2025. There were no realized gains or losses during these periods as no marketable equity securities were sold, and nearly all of this investment balance is subject to restrictions as to disposition.
Assets and liabilities measured and recorded at fair value on a non-recurring basis
The Company’s non-financial assets, such as software and equipment, goodwill, and other intangible assets, are adjusted to fair value when an impairment charge is recognized.
Nearly all of the Company’s strategic investments measured and recorded at fair value on a non-recurring basis due to the lack of readily determinable fair values are accounted for using the measurement alternative, whereby they are recognized at cost and adjusted to fair value for observable transactions for same or similar investments of the same issuer or for impairment, on a non-recurring basis. Fair value measurements for these strategic investments are based predominantly on Level 3 inputs to an Option-Pricing Model that uses publicly available market data of comparable companies and other unobservable inputs including expected volatility, expected time to liquidity, adjustments for other company-specific developments, and the rights and obligations of the securities the Company holds.
The impact on the Condensed Consolidated Statements of Operations from remeasurement of measurement alternative investments was immaterial for all periods presented, as were cumulative upward adjustments of measurement alternative investments outstanding at June 30, 2025 and December 31, 2024. Cumulative impairments and downward adjustments as of these dates were $121.6 million and $145.8 million, respectively.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. STOCK-BASED COMPENSATION
Stock options
A summary of stock options activity, including performance-based options, is as follows (in thousands, except per share and years data):

		Weighted-Average
	Options Outstanding	Exercise Price Per Share	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2025	22,929	$25.59	5.2	$5,106,538
Exercised	(1,496)	28.93
Forfeited and cancelled	(42)	100.51
Balance at June 30, 2025	21,391	$25.20	4.8	$6,958,048

Exercisable at June 30, 2025	16,483	$25.72	4.7	$5,353,251
Vested and expected to vest at June 30, 2025	16,483	$25.72	4.7	$5,353,251
As of June 30, 2025, there was total unrecognized compensation cost of $13.7 million related to unvested stock options, which cost is expected to be recognized over a weighted-average period of 2.7 years.
Other awards
A summary of restricted stock units, performance restricted stock units, and restricted stock (“Other Awards”) activity is as follows (in thousands, except per share data):

	Restricted Stock Units		Performance Restricted Stock Units		Restricted Stock
	Number of Shares	Fair Value(1)	Number of Shares	Fair Value(1)	Number of Shares	Fair Value(1)
Balance at January 1, 2025	2,350	$163.82	724	$55.42	340	$98.49
Granted	3,344	262.80	—	—	—	—
Vested	(1,772)	211.24	(81)	55.42	(235)	113.75
Forfeited and cancelled	(354)	216.38	—	—	(12)	64.51
Balance at June 30, 2025	3,568	$227.84	643	$55.42	93	$64.51
__________________
(1)Represents the weighted-average grant date fair value per share.
As of June 30, 2025, there was unrecognized compensation cost related to Other Awards as follows (in thousands, except years data):

	Unrecognized Compensation	Weighted-Average Recognition Period (Years)
Restricted stock units	$722,724	1.4
Performance restricted stock units	$4,556	0.6
Restricted stock	$3,352	0.7

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock-based compensation
The effects of stock-based compensation on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statements of Operations
Technology and development	$117,240	$133,622	$225,332	$273,452
Sales and marketing	14,533	16,691	29,438	33,314
General and administrative	64,387	67,621	132,119	135,672
Total stock-based compensation expense	$196,160	$217,934	$386,889	$442,438

Balance Sheets
Other non-current assets(1)	$12,020	$12,435	$28,585	$23,500
_______________
(1)Represents capitalized stock-based compensation that is recognized in Software and equipment, net and presented within this financial statement line item. See Note 10. Other Condensed Consolidated Balance Sheets Details for additional details.
13. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Gains) losses on strategic investments, net(1)	$(1,472,121)	$13,814	$(1,475,448)	$14,663
(Gains) losses on other financial instruments, net	(17,740)	24,584	3,943	11,398
(Gains) losses on crypto asset loan receivables, net	(1,453)	34,010	1,400	8,484
Other	(15,591)	(8,581)	(30,612)	(16,323)
Total other (income) expense, net	$(1,506,905)	$63,827	$(1,500,717)	$18,222
_______________
(1)See Note 11. Fair Value Measurements and Strategic Investments for additional details.
14. INCOME TAXES
The Company’s effective tax rate (“ETR”) for the three months ended June 30, 2025 and 2024 was 21.7% and 160.0%, respectively. The ETR of 21.7% for the three months ended June 30, 2025 was higher than the U.S. statutory rate of 21.0%, primarily due to the Company’s non-deductible expenses and state tax, mostly offset by deductible stock-based compensation. The Company’s ETR for the six months ended June 30, 2025 and 2024 was 21.6% and 12.0%, respectively. The ETR of 21.6% for the six months ended June 30, 2025 was higher than the U.S. statutory rate of 21.0%, primarily due to the Company’s non-deductible expenses and state tax, mostly offset by deductible stock-based compensation.
As of June 30, 2025, the Company had a net deferred tax asset balance of $541.4 million, compared to $941.3 million as of December 31, 2024. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Management determined that there is sufficient positive evidence to conclude that it is more likely than not that the Company’s net deferred tax asset will be fully realized.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15. NET INCOME PER SHARE
The computation of Net income per share, including the weighted-average shares outstanding (“WASO”) used in the computation, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerators
Net income	$1,428,900	$36,150	$1,494,508	$1,212,395
Less: net income allocated to participating shares	—	(23)	—	(784)
Net income attributable to common stockholders, basic	$1,428,900	$36,127	$1,494,508	$1,211,611

Net income	$1,428,900	$36,150	$1,494,508	$1,212,395
Add: interest on convertible notes, net of tax	3,611	—	7,209	6,145
Less: net income allocated to participating shares	—	(22)	—	(711)
Net income attributable to common stockholders, diluted	$1,432,511	$36,128	$1,501,717	$1,217,829

Denominators
WASO - basic	255,188	246,298	254,537	244,546
Weighted-average effect of potentially dilutive shares:
Stock options	15,299	17,254	15,561	17,894
Convertible notes	7,229	—	7,229	5,687
Restricted stock units	665	2,672	807	2,250
Performance restricted stock units	446	350	413	343
Restricted stock	86	257	153	283
WASO - diluted	278,913	266,831	278,700	271,003

Net income per share attributable to common stockholders:
Basic	$5.60	$0.15	$5.87	$4.95
Diluted	$5.14	$0.14	$5.39	$4.49
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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive, or in the case of performance awards, as the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the reporting period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Equity awards(1)	7,383	7,807	7,383	7,807
Convertible notes	—	7,229	—	—
Total	7,383	15,036	7,383	7,807
__________________
(1)Includes shares under the ESPP.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

See also Note 16. Commitments and Contingencies for discussion of an additional 10,997,881 shares of Class A common stock that would be issued should the Company’s acquisition of Sentillia B.V. (“Deribit”) close as anticipated.
16. COMMITMENTS AND CONTINGENCIES
Crypto assets and USDC on platform
The Company is obligated to securely store all crypto assets and USDC that it holds in custodial products on behalf of customers. As such, the Company may be liable to its users for losses arising from the Company’s failure to secure these assets from theft or loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of each June 30, 2025 and December 31, 2024. The Company holds crypto assets and USDC in custodial products on its platform on behalf of its customers totaling $425.0 billion and $404.0 billion at fair value at June 30, 2025 and December 31, 2024, respectively. These assets are not recognized in the Condensed Consolidated Balance Sheets. Similarly, as the Company has an obligation to securely store all of these assets, it has a corresponding unrecognized liability of $425.0 billion and $404.0 billion at June 30, 2025 and December 31, 2024, respectively. Since the risk of loss is remote, the Company did not recognize a contingent liability at June 30, 2025 or December 31, 2024. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
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
In December 2021, a shareholder derivative suit captioned Shin v. Coinbase Global, Inc., was filed in New York state court against the Company and its directors, alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seeking unspecified damages and injunctive relief. The parties have voluntarily dismissed this action and the court entered an order closing the case. The resolution of this action did not have a material impact on the Company’s business and financial statements. The Company has subsequently received, and expects to

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

receive in the future, similar derivative claims. The Company disputes the claims in these cases and intends to vigorously defend against them. Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remain uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Other commitments
On May 8, 2025, the Company signed a definitive agreement to acquire Deribit. Deribit is a crypto derivatives exchange, and the Company believes this strategic acquisition will play a key role in its goal to be the premier global platform for crypto derivatives. The Company agreed to pay $700.0 million cash and 10,997,881 shares of the Company’s Class A common stock. The aggregate purchase price of cash and issuance of the Company’s Class A common stock are due upon the closing of the transaction, which is subject to customary closing conditions, including regulatory approvals, and is expected to close by December 31, 2025. In the interim, the aggregate purchase price will continue to fluctuate with changes in the price of the Company’s Class A common stock.
During the three months ended June 30, 2025, the Company renewed a multi-year technology services agreement, committing $600.0 million in total purchases over the next four years, including annual minimums ranging from $90.0 million to $130.0 million, consistent with historical commitment levels. None of this commitment was accrued as of June 30, 2025.
17. RELATED PARTY TRANSACTIONS
Revenue and Accounts receivable, net
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue from related party customers of $1.6 million and $6.7 million during the three months ended June 30, 2025 and 2024, respectively, and $5.2 million and $13.6 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, Accounts receivable, net from related party customers were $1.3 million and $2.7 million, respectively.
Customer custodial funds and liabilities
Customer custodial funds and Customer custodial fund liabilities for related parties were $5.1 million and $44.0 million as of June 30, 2025 and December 31, 2024, respectively.
Other assets
The Company made strategic investments of an aggregate of $4.7 million and $3.3 million during the three months ended June 30, 2025 and 2024, respectively, and $7.8 million and $3.3 million during the six months ended June 30, 2025 and 2024, respectively, in investees in which certain related parties of the Company held an interest over 10%.
Expenses and Accounts payable
There were immaterial amounts of professional and consulting services provided by entities affiliated with related parties during the three and six months ended June 30, 2025, compared to $0.3 million and

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

$1.4 million, respectively, during the same periods in 2024. As of June 30, 2025 and December 31, 2024, there were no Accounts payable to related parties.
18. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
USDC	$(947,025)	$(492,242)
Accounts receivable, net	43,556	(69,779)
Customer custodial funds in transit	34,997	(5,012)
Income taxes, net	(125,633)	(1,667)
Other current and non-current assets	(117,405)	(2,971)
Other current and non-current liabilities	75,260	4,037
Net changes in operating assets and liabilities	$(1,036,250)	$(567,634)
The following is a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$7,539,388	$7,225,535
Restricted cash and cash equivalents	69,190	34,282
Customer custodial cash and cash equivalents	5,025,708	4,015,067
Total cash, cash equivalents, and restricted cash and cash equivalents	$12,634,286	$11,274,884
The following is a supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2025	2024
Crypto assets received as collateral	$1,507,022	$1,686,190
Crypto assets received as collateral returned	1,354,794	1,448,854
Crypto asset loan receivables originated	1,110,482	837,729
Crypto asset loan receivables repaid	1,145,392	741,500
Crypto assets borrowed	588,999	225,037
Crypto assets borrowed repaid	638,262	100,285
Additions of crypto asset investments	171,645	1,941
Cumulative-effect adjustment due to the adoption of ASU 2023-08	—	561,489
The following is a supplemental schedule of cash paid for interest and income taxes (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid during the period for interest	$35,005	$33,424
Cash paid during the period for income taxes, net of refunds	131,310	—
Cash paid during the period for income taxes (prior to ASU No. 2023-09, Improvements to Income Tax Disclosures)	—	81,552

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. For all narrative provided in this Item 2, two numbers presented consecutively represent figures for the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024, respectively, unless otherwise noted.
Executive Overview
This executive overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.
During the second quarter of 2025, we continued to make progress towards our mission by expanding access to trading through innovative derivative products, listing more spot assets, and expanding our offerings in markets globally. We also deepened financial utility with payment focused innovations like Coinbase Business, USDC integration with Shopify, and the announcement of the Coinbase One Card. Infrastructure upgrades included Base Chain’s decentralization milestones, faster transaction speeds, and expanded stablecoin distribution. During the second quarter, we also reached significant milestones in advancing crypto policy and regulation both domestically and internationally, and we secured our Markets in Crypto-Assets Regulation (“MiCA”) license.
For the three and six months ended June 30, 2025, our net revenue was $1.4 billion and $3.4 billion, respectively, including $764.3 million and $2.0 billion in transaction revenue and $655.8 million and $1.4 billion in subscription and services revenue. For the same periods in 2024, our net revenue was $1.4 billion and $3.0 billion, respectively, including $780.9 million and $1.9 billion in transaction revenue and $599.0 million and $1.1 billion in subscription and services revenue.
For the three and six months ended June 30, 2025, our net income was $1.4 billion and $1.5 billion, and Adjusted EBITDA was $512.1 million and $1.4 billion. For the same periods in 2024, our net income was $36.2 million and $1.2 billion, and Adjusted EBITDA was $595.6 million and $1.6 billion.
Despite multiple Federal Funds Rate decreases in late 2024, future interest rate decreases are not certain. If interest rates continue to decline, they may materially impact our subscription and services and other revenue. We plan to dynamically adjust our expense base in order to be responsive to market conditions and revenue opportunities, increasing or decreasing it as needed, especially with respect to certain variable expenses. In the third quarter of 2025, we expect technology and development and general and administrative expenses to increase as compared to the second quarter of 2025, driven by headcount growth. Additionally, we expect sales and marketing expenses to be in line with the second quarter of 2025, dependent on USDC balances in Coinbase products and performance marketing opportunities throughout the quarter.

Key Business Metrics
In addition to the measures presented in our Condensed Consolidated Financial Statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024	%	2025	2024	%
MTUs(1) (in millions)	8.7	8.2	6	9.2	8.1	14
Assets on Platform(2) (in billions)	$425	$261	63	$425	$261	63
Trading Volume (in billions)	$237	$226	5	$630	$538	17
Net income (in millions)	$1,429	$36	nm	$1,495	$1,212	23
Adjusted EBITDA(3) (in millions)	$512	$596	(14)	$1,442	$1,610	(10)
_____________
nm - not meaningful
(1)MTUs for the three month period represent quarterly MTUs, which are calculated as the average of each month’s MTUs in each respective quarter. MTUs for the six month period are calculated as the average of the quarterly MTUs within the period.
(2)Represents Assets on Platform as of June 30, 2025 and 2024.
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
MTUs increased for the three and six months ended June 30, 2025 as compared to 2024, primarily due to an increase in trading users, influenced by overall crypto market sentiment and activity, including higher average prices for certain crypto assets.
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

The following table sets forth the value of AOP by asset (in thousands, except percentages):

	June 30, 2025	June 30, 2024	Change %
Bitcoin	$300,640,809	$137,375,583	119
Ethereum	40,530,333	56,910,050	(29)
XRP	19,891,711	2,612,078	662
Solana	16,642,529	17,213,869	(3)
USDC	7,484,600	4,795,368	56
Other crypto assets(1)	39,802,538	42,302,505	(6)
Total	$424,992,520	$261,209,453	63
__________________
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of total AOP.
AOP at June 30, 2025 increased as compared to June 30, 2024, primarily reflecting higher Bitcoin AOP, including $65.7 billion of growth attributable to units and $97.6 billion of growth attributable to price. Separately, we attribute the growth in USDC AOP primarily to our USDC rewards program, combined with deeper integration of USDC across our products.

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

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024	%	2025	2024	%
Trading Volume (in billions)
Consumer	$43	$37	16	$121	$93	30
Institutional	194	189	3	509	445	14
Total Trading Volume	$237	$226	5	$630	$538	17

Trading Volume by crypto asset
Bitcoin	30%	35%	(14)	28%	34%	(18)
Ethereum	15	15	—	13	14	(7)
USDT	*	10	nm	10	11	(9)
XRP	*	*	nm	10	*	nm
Other crypto assets(1)	55	40	38	39	41	(5)
Total	100%	100%		100%	100%
____________________________________
nm - not meaningful
*Amount is below the reporting threshold of 10%
(1)Includes various other crypto assets, none of which individually represented more than 10% of our total Trading Volume.

For the three and six months ended June 30, 2025 as compared to 2024, Trading Volume increased reflecting an increase in the total market and changes in our market share in the U.S., where our business is concentrated:
•Total market — Crypto Asset Volatility1 increased 11% and 13% and average total crypto market capitalization increased 29% and 36%. These two macro inputs have historically been highly correlated with Trading Volume and are typically influenced by overall crypto market sentiment, activity in the crypto market, and changes in average crypto asset prices.
•Market share — For the three months ended comparative period, Trading Volume growth fell short of the 12% growth in overall U.S. spot market trading volume, as we saw a decrease in market share resulting primarily from lower USDT Trading Volume driven by an intentional pricing change made in March as we evolved our stablecoin strategy. For the six months ended comparative period, our Trading Volume outpaced the 15% growth in the overall U.S. spot market trading volume as we were able to capture a larger portion of the trading activity during the three months ended March 31, 2025.
Results of Operations
The following table presents the Condensed Consolidated Statements of Operations (in thousands), as well as each component as a percentage of total revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Revenue:
Net revenue	$1,420,096	95	$1,379,942	95	$3,380,415	96	$2,967,619	96
Other revenue	77,112	5	69,686	5	151,088	4	119,579	4
Total revenue	1,497,208	100	1,449,628	100	3,531,503	100	3,087,198	100
Operating expenses:
Transaction expense	245,261	16	191,477	13	548,287	16	408,884	13
Technology and development	387,322	26	364,258	25	742,690	21	722,121	23
Sales and marketing	236,245	16	165,262	11	483,528	14	263,847	9
General and administrative	353,707	24	320,115	22	748,053	21	607,351	20
(Gains) losses on crypto assets held for operations, net	(8,702)	(1)	31,016	2	25,663	1	(55,342)	(2)
Other operating expense, net	308,025	21	34,383	2	302,126	9	36,759	1
Total operating expenses	1,521,858	102	1,106,511	76	2,850,347	81	1,983,620	64
Operating (loss) income	(24,650)	(2)	343,117	24	681,156	19	1,103,578	36
Interest expense	20,535	1	20,507	1	41,046	1	39,578	1
(Gains) losses on crypto assets held for investment, net	(362,053)	(24)	319,020	22	234,598	7	(331,409)	(11)
Other (income) expense, net	(1,506,905)	(101)	63,827	4	(1,500,717)	(42)	18,222	1
Income (loss) before income taxes	1,823,773	122	(60,237)	(4)	1,906,229	54	1,377,187	45
Provision for (benefit from) income taxes	394,873	26	(96,387)	(7)	411,721	12	164,792	5
Net income	$1,428,900	95	$36,150	2	$1,494,508	42	$1,212,395	39
__________________
(1)Figures presented above may not sum precisely due to rounding.
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

Comparison of the three and six months ended June 30, 2025 and 2024
Revenue
For the three and six months ended June 30, 2025, we generated 86% and 85% of total revenue in the U.S. For the three and six months ended June 30, 2024, we generated 85% and 84% of total revenue in the U.S. No other country accounted for more than 10% of total revenue during the periods presented. International revenue comprised mainly transaction revenue in all periods presented.
Transaction revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Consumer, net	$649,908	$664,772	$(14,864)	(2)	$1,745,414	$1,599,984	$145,430	9
Institutional, net	60,819	63,624	(2,805)	(4)	159,707	149,016	10,691	7
Other transaction revenue, net	53,543	52,506	1,037	2	121,357	108,643	12,714	12
Total transaction revenue	$764,270	$780,902	$(16,632)	(2)	$2,026,478	$1,857,643	$168,835	9
Transaction revenue changed for the three and six months ended June 30, 2025 as compared to 2024, due to:
•changes in consumer transaction revenue driven by:
◦an increase of $98.8 million and $465.4 million attributed to a 16% and 30% increase in consumer Trading Volume; offset by
◦a decrease of $113.7 million and $319.9 million attributed to a lower average blended fee rate, primarily due to changes in the mix of Trading Volume from Simple to Advanced trading, as well as growth in Trading Volume from Coinbase One users; and
•an increase in institutional transaction revenue for the six months ended comparative period primarily driven by:
◦the impact of 14% growth in institutional Trading Volume; and
◦an increase of $13.8 million from derivatives trading on our international exchange reflecting growth in trading volume; offset in part by
◦a $22.2 million decrease due to a lower average blended fee rate resulting primarily from reduced fees at higher Trading Volumes; and
•an increase in other transaction revenue primarily driven by higher revenue from instant transfer withdrawals.
The percentage of transaction revenue from trading on our platform by crypto asset was as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024	%	2025	2024	%

Bitcoin	34%	31%	10	29%	31%	(6)
XRP	13	*	nm	16	*	nm
Ethereum	12	17	(29)	11	15	(27)
Solana	*	10	nm	*	*	nm
Other crypto assets(1)	41	42	(2)	44	54	(19)
Total	100%	100%		100%	100%
____________________________________
nm - not meaningful
*Amount is below the reporting threshold of 10%
(1)Includes various other crypto assets, none of which individually represented more than 10% of our total transaction revenue.

Subscription and services revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Stablecoin revenue	$332,497	$240,436	$92,061	38	$630,032	$437,753	$192,279	44
Blockchain rewards	144,535	185,139	(40,604)	(22)	341,127	336,068	5,059	2
Interest and finance fee income	59,316	69,400	(10,084)	(15)	122,402	136,063	(13,661)	(10)
Other subscription and services revenue	119,478	104,065	15,413	15	260,376	200,092	60,284	30
Total subscription and services revenue	$655,826	$599,040	$56,786	9	$1,353,937	$1,109,976	$243,961	22
Subscription and services revenue increased for the three and six months ended June 30, 2025 as compared to 2024, reflecting:
•increases in stablecoin revenue of:
◦$98.1 million and $203.3 million due to higher average USDC balances held in Coinbase products2, on which we earn the vast majority of the interest on the associated reserves; and
◦$71.4 million and $139.3 million due to higher average USDC off-platform balances, on which we earn varying percentages depending on where the USDC is held; offset in part by
◦a decrease of $77.3 million and $145.8 million due to lower average interest rates, which declined 97 and 96 basis points;
•changes in blockchain rewards, primarily consisting of:
◦a decrease of $43.5 million and $23.0 million due to changes in average crypto asset prices; offset in part by
◦an increase of $14.8 million and $22.5 million due to higher staked balances;
•lower interest and finance fee income, primarily reflecting a decrease of $15.2 million and $26.6 million in interest income on customer custodial cash attributable to lower average earned interest rates, which declined 116 and 103 basis points; and
•an increase in other subscription and services revenue, primarily due to growth of Coinbase One, reflecting a higher number of paid subscribers.
Other revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Corporate interest and other income	$77,112	$69,686	$7,426	11	$151,088	$119,579	$31,509	26
Total other revenue	$77,112	$69,686	$7,426	11	$151,088	$119,579	$31,509	26
Other revenue increased for the three and six months ended June 30, 2025 as compared to 2024, largely reflecting an increase of $15.8 million and $51.0 million due to higher average cash and cash equivalents balances, partially offset by lower average interest rates earned on these balances, which declined 105 and 93 basis points.
2 Includes corporate USDC balances and USDC held on behalf of customers in eligible Coinbase products.

Operating expenses
Certain prior period amounts have been reclassified to conform to the current period presentation.
Transaction expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Blockchain rewards fees	$89,157	$114,400	$(25,243)	(22)	$209,178	$219,854	$(10,676)	(5)
Transaction rebates and commissions	86,862	15,790	71,072	450	146,447	30,781	115,666	376
Payment processing and account verification	41,332	37,021	4,311	12	105,977	70,129	35,848	51
Transaction reversal losses	20,855	4,428	16,427	371	67,699	24,402	43,297	177
Other	7,055	19,838	(12,783)	(64)	18,986	63,718	(44,732)	(70)
Total transaction expense	$245,261	$191,477	$53,784	28	$548,287	$408,884	$139,403	34
Transaction expense increased for the three and six months ended June 30, 2025 as compared to 2024, reflecting:
•lower blockchain rewards fees, which moved with blockchain rewards revenue, in addition to the impact of adjustments to our fee structures;
•higher transaction rebates and commissions, primarily reflecting an increase in rebates earned by institutional customers providing liquidity on our international exchange, driven by growth in volume;
•an increase in payment processing fees for the six months ended comparative period, due primarily to increased volumes of transactions processed;
•an increase in transaction reversal losses primarily driven by higher transaction volume; and
•a decrease in blockchain transaction fees within other, primarily due to lower average gas and asset prices for Ethereum.
Technology and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Personnel-related	$245,817	$252,622	$(6,805)	(3)	$478,403	$519,203	$(40,800)	(8)
Website hosting and infrastructure	76,336	56,624	19,712	35	143,583	106,497	37,086	35
Amortization, depreciation, and impairment	34,585	36,459	(1,874)	(5)	66,597	62,309	4,288	7
Other	30,584	18,553	12,031	65	54,107	34,112	19,995	59
Total technology and development	$387,322	$364,258	$23,064	6	$742,690	$722,121	$20,569	3
Technology and development expenses increased for the three and six months ended June 30, 2025 as compared to 2024, reflecting:
•a decrease in personnel-related expenses due to lower stock-based compensation expense (see Note 12. Stock-Based Compensation) primarily associated with non-recurring awards, offset in part by an increase due to higher average headcount; and
•an increase in website hosting and infrastructure expenses driven by increased activity on our platform.

There were no material changes to note within amortization, depreciation, and impairment or other.
Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Marketing programs	$90,022	$62,878	$27,144	43	$194,992	$93,337	$101,655	109
USDC rewards	102,521	56,563	45,958	81	202,555	83,125	119,430	144
Personnel-related	32,319	38,358	(6,039)	(16)	65,775	73,850	(8,075)	(11)
Other	11,383	7,463	3,920	53	20,206	13,535	6,671	49
Total sales and marketing	$236,245	$165,262	$70,983	43	$483,528	$263,847	$219,681	83
Sales and marketing expenses increased for the three and six months ended June 30, 2025 as compared to 2024, primarily due to:
•an increase in marketing program expenses largely due to higher digital advertising spend; and
•an increase in USDC rewards payouts primarily reflecting growth in average customer USDC balances held in Coinbase products3.
There were no material changes to note within personnel-related or other.
General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Personnel-related	$148,639	$149,588	$(949)	(1)	$314,798	$305,901	$8,897	3
Professional services	71,010	46,772	24,238	52	129,186	89,930	39,256	44
Customer support(1)	54,590	29,449	25,141	85	125,045	48,169	76,876	160
Other	79,468	94,306	(14,838)	(16)	179,024	163,351	15,673	10
Total general and administrative	$353,707	$320,115	$33,592	10	$748,053	$607,351	$140,702	23
____________________________________
(1)Excludes personnel-related and professional services expenses.
General and administrative expenses increased for the three and six months ended June 30, 2025 as compared to 2024, primarily due to:
•an increase in professional services due to higher costs of legal advisory services;
•an increase in customer support costs as a result of increased capacity needs. Our capacity needs typically increase in periods following higher Trading Volumes; and
•within other, a decrease of $31.6 million in legal costs for the six months ended comparative period, with no additional material changes to note.
There were no material changes to note within personnel-related.
3 Comprises USDC held on behalf of customers in eligible Coinbase products.

(Gains) losses on crypto assets held for operations, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

(Gains) losses on crypto assets held for operations, net	$(8,702)	$31,016	$(39,718)	(128)	$25,663	$(55,342)	$81,005	(146)
Changes in (gains) losses on crypto assets held for operations, net resulted primarily from holding these assets during periods of increasing and decreasing crypto asset prices, respectively. Though both gross inflows and outflows of these assets were $0.6 billion and $0.9 billion during the three and six months ended June 30, 2025, and $0.8 billion and $1.1 billion during the same periods in 2024, gains and losses on changes in the fair value of the assets were limited as these assets are converted to cash or used for expenses nearly immediately after receipt.
Other operating expense, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Platform-related incidents	$306,654	$32,403	$274,251	846	$307,374	$32,598	$274,776	843
Other	1,371	1,980	(609)	(31)	(5,248)	4,161	(9,409)	(226)
Total other operating expense, net	$308,025	$34,383	$273,642	796	$302,126	$36,759	$265,367	722
Other operating expense, net increased for the three and six months ended June 30, 2025 as compared to 2024, primarily due to losses directly associated with the incident announced on the Current Report on Form 8-K we filed with the SEC on May 15, 2025 (the “Data Theft Incident”), comprising voluntary customer reimbursements and direct legal costs. There were no other material changes to note within other operating expense, net.
Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Interest expense	$20,535	$20,507	$28	—	$41,046	$39,578	$1,468	4
There were no material changes to note within Interest expense.
(Gains) losses on crypto assets held for investment, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

(Gains) losses on crypto assets held for investment, net	$(362,053)	$319,020	$(681,073)	(213)	$234,598	$(331,409)	$566,007	(171)
Changes in (gains) losses on crypto assets held for investment, net during all periods presented resulted primarily from fair value remeasurement of these assets, mainly Bitcoin and Ethereum. The impact of these changes in fair value expanded late in the first quarter and during the second quarter of 2025, as we actively increased our investment in these assets during these periods.

Other (income) expense, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

(Gains) losses on strategic investments, net	$(1,472,121)	$13,814	$(1,485,935)	nm	$(1,475,448)	$14,663	$(1,490,111)	nm
(Gains) losses on other financial instruments, net	(17,740)	24,584	(42,324)	(172)	3,943	11,398	(7,455)	(65)
(Gains) losses on crypto asset loan receivables, net	(1,453)	34,010	(35,463)	(104)	1,400	8,484	(7,084)	(83)
Other	(15,591)	(8,581)	(7,010)	82	(30,612)	(16,323)	(14,289)	88
Total other (income) expense, net	$(1,506,905)	$63,827	$(1,570,732)	nm	$(1,500,717)	$18,222	$(1,518,939)	nm
__________________
nm - not meaningful
Other (income) expense, net changed for the three and six months ended June 30, 2025 as compared to 2024, due primarily to:
•a gain on the fair value remeasurement of our investment in Circle Internet Group, Inc. following its initial public offering in June 2025;
•gains on the fair value remeasurement of certain other crypto asset-denominated financial instruments; and
•losses on the fair value remeasurement of loan receivables originated from our crypto assets held for investment portfolio for the three months ended June 30, 2024, which did not recur in 2025.
There were no material changes to note within other.
Provision for (benefit from) income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Provision for (benefit from) income taxes	$394,873	$(96,387)	$491,260	(510)	$411,721	$164,792	$246,929	150
For the three months ended June 30, 2025 as compared to 2024, the increase in provision for (benefit from) income taxes was primarily due to higher pretax income, and lower tax benefits from stock-based compensation. For the six months ended June 30, 2025 as compared to 2024, the increase in provision for (benefit from) income taxes was primarily due to higher pretax income, and lower tax benefits from stock-based compensation and research and development credits, as well as a valuation allowance on non-U.S. losses for the six months ended June 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law in the United States. The OBBB includes significant changes to U.S. federal tax law, such as an elective deduction for domestic research and experimental expenditures, and changes to the tax rate on income from non-U.S. sources and subsidiaries. We are evaluating the impact of the OBBB but do not expect it to have a material impact on our effective tax rate and net deferred tax asset balance in 2025.
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
•We believe it is useful to exclude certain items that we do not consider to be normal, recurring, cash operating expenses and therefore, not reflective of our ongoing business operations. For example, we exclude: (i) other (income) expense, net, as the income and expenses recognized in this line item are not part of our core operating activities and are considered non-operating activities under GAAP, (ii) gains and losses on crypto assets held for investment because such investments are considered primarily long-term holdings, and (iii) losses directly related to the Data Theft Incident, including voluntary customer reimbursements, direct legal costs, and reward payments, if any, in connection with the threat actor’s arrest and conviction. We do not plan on engaging in regular trading of crypto assets, and, as an operating company, our investing activities in crypto are not part of our revenue generating activities, which are based on transactions on our platform and the sales of subscriptions and services.
•We believe Adjusted EBITDA is useful to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, interest expense, other (income) expense, net, and provision for (benefit from) income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired.
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
•losses directly related to the Data Theft Incident;
•net gains or losses on our crypto assets held for investment; and
•other (income) expense, net, which represents net gains or losses on strategic investments and other financial instruments, and other non-operating income and expense activity.
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
The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,428,900	$36,150	$1,494,508	$1,212,395
Adjusted to exclude the following:
Provision for (benefit from) income taxes	394,873	(96,387)	411,721	164,792
Interest expense	20,535	20,507	41,046	39,578
Depreciation and amortization	33,901	34,501	67,234	63,828
Stock-based compensation expense	196,160	217,934	386,889	442,438
Data Theft Incident losses	306,654	—	306,654	—
(Gains) losses on crypto assets held for investment, net	(362,053)	319,020	234,598	(331,409)
Other (income) expense, net(1)	(1,506,905)	63,827	(1,500,717)	18,222
Adjusted EBITDA	$512,065	$595,552	$1,441,933	$1,609,844
__________________
(1)See Note 13. Other (Income) Expense, Net of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Liquidity and Capital Resources
There have been no material changes to our liquidity and capital resources from those presented in the Annual Report, other than those described below.
We continue to believe our existing cash and cash equivalents and USDC will be sufficient in both the short and long term to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements. Our ability to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including market acceptance of crypto assets and blockchain technology, our growth, our ability to attract and retain customers on our platform, the continuing market acceptance of our products and services, the introduction of new subscription products and services on our platform, expansion of sales and marketing activities, and overall economic conditions. We anticipate satisfying both our short-term and long-term cash requirements with our existing cash and cash equivalents and USDC and with future cash flows from operations, and potential future equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Cash and cash equivalents and USDC
Our cash and cash equivalents and USDC balances consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents
Cash equivalents(1)	$5,980,319	$6,607,023
Cash held at financial institutions	1,448,784	1,848,700
Cash held at venues	110,285	88,180
Total cash and cash equivalents	$7,539,388	$8,543,903

USDC(2)
USDC not loaned or pledged as collateral	$1,783,627	$743,181
USDC pledged as collateral(3)	294,761	329,832
USDC loaned(3)	75,436	168,795
Total USDC	$2,153,824	$1,241,808
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
Long-term debt and other contractual obligations
There have been no material changes in our long-term debt since those presented in the Annual Report, except for the reclassification of our 2026 Convertible Notes due on June 1, 2026 from non-current liability to current liability. As of June 30, 2025, our primary contractual obligation remained long-term debt, of which we held $4.3 billion in aggregate principal amount, including $1.3 billion due within the next 12 months and classified as a current liability.
Our other contractual obligations increased materially over those as of December 31, 2024, primarily due to entry into office lease, multi-year contract renewal, and business combination agreements. These obligations arise in the normal course of business and represent a material cash requirement. See Note 10. Other Condensed Consolidated Balance Sheets Details, for additional details on leases, and Note 16. Commitments and Contingencies, for additional details on non-cancelable purchase obligations and the business combination, of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Crypto assets
We hold and use crypto assets for various purposes. Crypto assets held for operations are received in the ordinary course of business and are converted to cash or used to fulfill expenses, primarily blockchain rewards, nearly immediately. In order to facilitate Prime Financing, we hold crypto assets we borrow, as well as crypto assets customers pledge as collateral against certain of our loans to them. We do not use these assets as a source of liquidity otherwise. Crypto assets held for investment are primarily long-term holdings and in certain cases fulfill capital requirements set by regulators (see also Capital requirements below). We do not plan to engage in regular trading of these crypto assets but may purchase additional crypto assets for investment as a buy and hold strategy. In case of a liquidity stress event, or for other episodic purposes, which may necessitate the use of these assets, we may change our policy and sell crypto assets held for investment to generate liquidity. During times of instability in the crypto assets market, we may not be able to sell our crypto assets at reasonable prices or at all. Our crypto assets held are considered less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. As of June 30, 2025, we held the following crypto assets: $126.0 million held for operations, $951.3 million held as collateral, $223.6 million that were borrowed, and $1.8 billion held for investment.
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
Our business model does not expose us to liquidity risk if we have excessive redemptions or withdrawals from customers. As of June 30, 2025, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date.
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
In certain jurisdictions, we are required to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law, at a level equal to at least 100% of the aggregate amount of all customer custodial fund liabilities. Eligible liquid assets can include cash, cash equivalents, customer custodial funds, and in-transit customer receivables. As of June 30, 2025 our eligible liquid assets were greater than the aggregate amount of customer custodial fund liabilities.
Additionally, certain of our subsidiaries are subject to regulatory capital requirements that involve quantitative measures of USDC and crypto asset transactions, as well as USDC and crypto assets under custody. As of June 30, 2025, in aggregate, these subsidiaries were compliant with associated capital requirements of approximately $1.3 billion, which were met by a combination of corporate cash and cash equivalents and certain crypto assets held.

Cash flows
The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$145,747	$895,682
Net cash used in investing activities	(916,809)	(144,292)
Net cash (used in) provided by financing activities	(1,284,939)	993,988
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(2,056,001)	$1,745,378

Change in customer custodial cash and cash equivalents	$(1,002,312)	$(378,019)
Operating activities
Our largest source of cash provided by operating activities are revenues generated from transaction fees. Our primary uses of cash in operating activities include payments to employees for compensation, website hosting and infrastructure services, and professional services.
Net cash provided by operating activities decreased by $749.9 million for the six months ended June 30, 2025 as compared to 2024 primarily due to:
•a $454.8 million increase in cash used to purchase USDC, reflecting higher customer demand;
•$253.4 million in cash used in 2025 related to the Data Theft Incident, for which impacted customers were voluntarily reimbursed; and
•an overall increase in other cash expenses as we continue to grow our business; offset in part by
•cash provided as a result of the $444.3 million increase in total revenue.
Investing activities
Net cash used in investing activities increased by $772.5 million for the six months ended June 30, 2025 as compared to 2024 as we invested more of our available cash, including:
•a $448.7 million increase in cash used for net purchases of crypto assets held for investment; and
•a $205.9 million increase in cash used for the origination of fiat loans, net of repayments, reflecting higher demand for Prime Financing products.
Financing activities
Net cash used in financing activities increased by $2.3 billion for the six months ended June 30, 2025 as compared to 2024 primarily due to:
•a $1.1 billion net decrease in cash provided as the prior year included proceeds from the issuance of our 2030 Convertible Notes less cash paid for associated capped calls; and
•a $783.2 million decrease in customer custodial funds, as we saw an increase in average customer USDC balances held in Coinbase products, which offer a higher yield.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to our Condensed Consolidated Financial Statements associated with the effect of changes in market factors, including risks associated with interest rates, foreign currency, derivatives, equity investments, and crypto assets. These assets, liabilities, and equities are held for purposes other than trading. There have been no material changes to our market risk exposures from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2024 except for our market risk exposure on our crypto assets held for investment and on our marketable equity securities held within strategic investments.
Market Risk of Crypto Assets
Though the nature of this exposure and the overall implied volatility of the crypto assets underlying this exposure have not changed since December 31, 2024, the number of units we hold and the price of the assets have changed, resulting in a material change in the result of our sensitivity analysis.
Crypto assets held for investment are primarily held long term, and historically, we have not attempted to reduce our market risk exposure associated with these crypto assets. Crypto asset prices have been volatile, as demonstrated by the one year historical volatility of Bitcoin and Ethereum of approximately 50% implied from the annualized standard deviation of daily price returns observed in the past 24 months. A hypothetical 50% increase or decrease in crypto assets prices as of June 30, 2025 and December 31, 2024 would result in a $919.4 million and $776.5 million impact, respectively, to the value of our Crypto assets held for investment and would have been recorded as gains or losses in our Condensed Consolidated Statements of Operations. The increase in the hypothetical gains or losses since December 31, 2024 primarily reflects changes in the prices of Bitcoin and Ethereum and an increase in the units of each that we hold, as we increased our investment in crypto assets during the six months ended June 30, 2025, deploying available cash.
Equity Investment Risk
Marketable Equity Securities Risk
We hold marketable equity securities measured and recorded at fair value on a recurring basis, exposing us to risk that the fair value of these securities will decline due to changes in market prices. These marketable equity securities are considered strategic investments primarily held long term, and we have not attempted to reduce our market risk exposure associated with these investments.
As of June 30, 2025, our strategic investments in marketable equity securities were $1.6 billion. No marketable equity securities were held as of December 31, 2024. Adjustments to the fair value of these investments are recorded in Other (income) expense, net in our Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, we recognized gains of $1.5 billion on strategic investments in marketable equity securities, driven primarily by the fair value remeasurement of our investment in Circle Internet Group, Inc. following its initial public offering in June 2025.
Changes in market prices of our strategic investments could materially impact our future results of operations and cash flows, the impact of which is difficult to predict as it depends on market factors that we cannot forecast with reliable accuracy, including due to lack of extended price history for our largest holding as the entity recently entered the public market, and its high price volatility since public debut. In addition, this holding, which comprises nearly all of our marketable equity securities balance at June 30, 2025, is subject to standard post-initial public offering restrictions as to disposition, limiting our flexibility to change strategy with respect to this holding based on changes in market conditions or other circumstances. The restriction ends on the earlier of (i) the date that is the second trading day after the entity publicly announces its earnings for the quarter ending September 30, 2025 and (ii) December 1, 2025. If an adverse 10% fair value remeasurement was applied to our strategic investment marketable equity security holdings as of June 30, 2025, it would result in a $155.4 million loss within Other (income) expense, net in our Condensed Consolidated Statements of Operations.
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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
•pricing for, or temporary suspensions of, our products and services;
•adding crypto assets to, or removing from, our platform;
•our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;
•fluctuations in the market values of our strategic investments;
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
While we support a diverse portfolio of crypto assets for trading, staking and custody, our net revenue is concentrated in a limited number of areas, such as transactions in Bitcoin and Ethereum for transaction revenue and stablecoin revenue in connection with USDC for subscription and services revenue. For the six months ended June 30, 2025 and the year ended December 31, 2024, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the trading of Bitcoin and Ethereum; these trading pairs drove approximately 41% and 44% of total Trading Volume on our platform during these periods, respectively. In addition to the factors impacting the broader cryptoeconomy described in this section, our revenue may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
•the governance of many decentralized blockchain networks, including L2 blockchains like Base Chain (formerly Base), is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular crypto network, a lack of incentives for developers to maintain or develop the network, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network’s utility and ability to respond to challenges and grow; and
•many crypto networks are in the early stages of developing partnerships and collaborations, any or all of which may not succeed and adversely affect the usability and adoption of the respective crypto assets.
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
For example, as previously disclosed on a Current Report on Form 8-K filed with the SEC on May 15, 2025, a threat actor improperly obtained information about certain customer accounts and internal documentation, and used that information for social-engineering attempts. No passwords or private keys were compromised as a result of this incident. Our investigation of this incident remains ongoing and we continue to face risks related to this incident, including harm to our reputation, governmental investigations and regulatory scrutiny, and ongoing litigation.
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
We may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. As another example, the extension of anti-money laundering requirements to certain crypto-related activities by the European Union’s Fifth Money Laundering Directive has increased the regulatory compliance burden for our business in Europe and, as a result of the fragmented approach to the implementation of its provisions, resulted in distinct and divergent national licensing and registration regimes for us in different E.U. member states. Additionally, the Markets in Crypto-Assets Regulation (“MiCA”) introduces a comprehensive authorization and compliance regime for crypto asset service providers and a disclosure regime for the issuers of certain crypto assets, which will impact our operations in the European Union, including through localization requirements, due to the obligations associated with our MiCA license (obtained in June 2025).
Because we have offered and will continue to offer a variety of innovative products and services to our customers, many of our offerings are subject to significant regulatory uncertainty and we from time to time face regulatory inquiries regarding our current and planned products. For instance, we purchase USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars, from Circle and sell it to customers on our platform. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance, purchase, and sale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, anti-money laundering, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. There are substantial uncertainties as to how these requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules. Certain products and services offered by us that we believe are not subject to regulatory oversight, or are only subject to certain regulatory regimes, such as the Base App (formerly Coinbase Wallet), a standalone mobile application that allows customers to manage their own private keys and store their crypto assets directly on their mobile devices, may cause us to be deemed to be engaged in a form of regulated activity for which licensure is required or cause us to become subject to new and additional forms of regulatory oversight. We also offer various staking, rewards, and lending products, all of which are subject to significant regulatory uncertainty, and could implicate a variety of laws and regulations worldwide. For example, there is regulatory uncertainty regarding the status of our staking, lending, rewards, and other yield-generating activities under the U.S. federal and state securities laws. While we have implemented policies and procedures, including geofencing for certain products and services, designed to help monitor for and ensure compliance with existing and new laws and regulations, there can be no assurance that we and our employees, contractors, and agents will not violate or otherwise fail to comply with such laws and regulations. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations, including related interpretations, orders, determinations, directives, or guidance, we or they could be subject to a litany of civil, criminal, and administrative fines, penalties, orders and actions, including being required to suspend or terminate the offering of certain products and services. Moreover, to the extent our customers nevertheless access our platform, products or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we could similarly be subject to a variety of civil, criminal, and administrative fines, penalties, orders and actions as a result of such activity.
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
We compete against an increasing number of decentralized and noncustodial platforms. On these platforms, users can interact directly with a market-making smart contract or onchain trading mechanism to earn crypto assets or to exchange one type of crypto asset for another without any centralized intermediary. We have seen increased interest in certain decentralized platforms with transaction volumes rivaling our own platform on multiple occasions, and expect interest in decentralized and noncustodial platforms to grow further as the industry develops. If the demand for decentralized platforms grows and we are unable to compete with these decentralized and noncustodial platforms, including, for example, if we fail to achieve sufficient decentralization and scaling of Base Chain (formerly Base) as an L2, our business, operating results, and financial condition could be adversely affected.
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
We are, and may continue to be, subject to litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could adversely affect our business, operating results, and financial condition.
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, intellectual property, privacy, information security, data protection, advertising, and securities. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. For a description of our material litigation, regulatory investigations, and other proceedings, see Note 16. Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty and may result in:
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
The SEC has also brought enforcement actions and entered into settlements with numerous cryptoeconomy participants alleging that certain digital assets are securities. More recently, the SEC dismissed many of those enforcement actions. These statements, framework and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. As noted above, whether any given crypto asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict. Moreover, the SEC and the Commodities Futures Trading Commission (the “CFTC”) and their senior officials have, at times, taken conflicting positions in speeches and enforcement actions as to whether a particular crypto asset is a security or commodity. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets. While newly formed, its goal is to clarify federal securities laws for crypto, recommend practical policies, foster innovation, and protect investors.
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
Further, if Bitcoin, Ethereum, stablecoins or any other supported crypto asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported crypto asset. For instance, all transactions in such supported crypto asset would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the networks on which such supported crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the crypto asset. Also, it may make it difficult for such supported crypto asset to be traded, cleared, and custodied as compared to other crypto assets that are not considered to be securities. Specifically, even if transactions in such supported crypto asset were registered with the SEC or conducted in accordance with an exemption from registration, the current intermediary-based framework for securities trading, clearance and settlement is not consistent with the operations of the crypto asset market. For example, the SEC has not permitted public permissionless blockchain-based clearance and settlement systems for securities.
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
Our products, services and educational offerings incorporate a holistic, customer-centric set of digital engagement practices, including educational content and notifications, which are designed, in part, to promote financial literacy and awareness and to provide customers with guidance and information to help them make better informed decisions about their crypto activity. Certain jurisdictions have proposed or are considering laws and regulations regarding conflicts of interest associated with the use of predictive data analytics, digital engagement practices, and similar technologies by broker-dealers, investment advisers and/or other securities market participants. If adopted and found to apply to our business, such laws or regulations may impose obligations on us that may require us to modify, limit, or discontinue our use of certain technologies and features used in connection with our products and services and/or to change the way that we interact with existing and prospective customers, which could adversely affect our business, operating results, and financial condition.
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
We have a substantial amount of indebtedness and other obligations. As of June 30, 2025, we had approximately $4.28 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $1.74 billion of our Senior Notes, $1.27 billion of our 2026 Convertible Notes, and $1.27 billion of our 2030 Convertible Notes.
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

Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate fraudulent and spam accounts that violate our terms of service, and exclude these users from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. Additionally, users are not prohibited from having more than one account and our MTUs metric may overstate the number of unique customers who have registered an account on our platform as one customer may register for, and use, multiple accounts with different email addresses, phone numbers, or usernames. Furthermore, MTUs may overstate the number of unique consumers due to differences in product architecture or user behavior, which may cause MTUs to fluctuate. For example, a user may currently have an account on the Base App (formerly Coinbase Wallet) that is unlinked to their registered account on our platform, but then choose to link these accounts in the future as our product offerings evolve. To the extent that the user had activity in both their Wallet and their registered account in the measurement period, what was previously captured as two unique MTUs would now be counted as a single MTU. If MTUs or our other key business metrics provide us with incorrect or incomplete information about users and their behavior, we may make inaccurate conclusions about our business.
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
While we believe that our risk management and compliance framework is designed to detect significant illicit activities conducted by our potential or existing customers, we cannot ensure that we will be able to detect all illegal activity on our platform. Base Chain (formerly Base), an open source permissionless L2 protocol built on the Ethereum blockchain developed by us, has been in the past, and may in the future, be a target for scam tokens or other illegal activity. For example, in August 2023, a number of fraudulent tokens were identified and traded on Base Chain blockchain. As we continue to develop Base Chain, and in light of this fraudulent activity, we continue to invest in improving our security processes, including through our in-house blockchain monitoring capabilities, third-party tools for identifying malicious and out of pattern events, and the monitoring of contract source code and bytecode on Base Chain against a database of known scam code patterns. While to date, such illegal or fraudulent activity on Base Chain has not had a material impact on our business, operating results, financial condition, or cash flows, future illegal activity could adversely affect our business, operating results, financial condition or cash flows and our efforts to identify and remedy such illegal or fraudulent activity may not be successful. If our platform is used to further such illegal activities, our business, operating results, and financial condition could be adversely affected.
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
As a financial institution licensed to, among other things, engage in money transmission in the United States, to conduct virtual currency business activity in New York, and issue electronic money in the United Kingdom and the European Union, we are subject to strict rules governing how we manage and hold customer fiat currency, stablecoins, and crypto assets. We maintain complex treasury operations to manage and move customer fiat currency and crypto assets across our platforms and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency and crypto asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements. In addition, regulators may increase the amount of capital reserves that we are required to maintain for our operations, as has happened in the past, which may lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services, margin trading, lending functions, and the addition of new payment rails increase these risks.
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
We have administrative, technical, and physical security measures and controls in place and maintain a robust information security program. However, our security measures, those of our vendors or service providers, or the security measures of companies we acquire, may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. We could be the target of a cybersecurity incident, which could result in harm to our reputation and financial losses. Additionally, our customers have been and could be targeted in cybersecurity incidents like an account takeover, which could result in harm to our reputation and financial losses. For example, as previously disclosed on a Current Report on Form 8-K filed with the SEC on May 15, 2025, a threat actor improperly obtained information about certain customer accounts and internal documentation, and used that information for social-engineering attempts. No passwords or private keys were compromised as a result of this incident. Our investigation of this incident remains ongoing and we continue to face risks related to this incident, including harm to our reputation, governmental investigations and regulatory scrutiny, and ongoing litigation. Additionally, privacy and data protection laws are evolving, and these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our third-party partners’ business practices and products and service offerings.
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
We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection across different markets where we conduct our business, including in the United States, European Economic Area (the “EEA”), and Asia-Pacific region, and such laws, regulations, and industry requirements are constantly evolving and changing. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could harm our business.
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
Additionally, many foreign countries and governmental bodies, including Australia, Brazil, Kenya, the European Union, India, Japan, Philippines, Indonesia, Singapore, United Kingdom, Switzerland, and numerous other jurisdictions in which we may operate or conduct our business, have laws and regulations concerning the collection, use, processing, storage, and deletion of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals’ affirmative opt-in consent to collect and use personal data for certain purposes.
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
We are also subject to evolving privacy laws on cookies and e-marketing and online behavioral advertising. As regulators become increasingly focused on compliance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, negatively impact our efforts to understand users, adversely affect our margins, increase costs, and subject us to additional liabilities.
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
We rely upon third-party platforms for the distribution of certain products and services. Our Coinbase and the Base App (formerly Coinbase Wallet) apps are provided as free applications through both the Apple App Store and the Google Play Store, and are also accessible via mobile and traditional websites. The Google Play Store and Apple App Store are global application distribution platforms and the main distribution channels for our apps. As such, the promotion, distribution, and operation of our apps are subject to the respective platforms’ terms and policies for application developers, which are very broad and subject to frequent changes and re-interpretation. Further, these distribution platforms often contain restrictions related to crypto assets that are uncertain, broadly construed, and can limit the nature and scope of services that can be offered. For example, Apple App Store’s restrictions related to crypto assets have disrupted the proposed launch of many features within the Coinbase and the Base App apps, including NFT transfer services and access to decentralized applications. If our products are found to be in violation of any such terms and conditions, we may no longer be able to offer our products through such third-party platforms. There can be no guarantee that third-party platforms will continue to support our product offerings, or that customers will be able to continue to use our products. For example, in November 2013, our iOS app was temporarily removed by Apple from the Apple App Store. In December 2019, we were similarly instructed by Apple to remove certain features relating to decentralized applications from our application to comply with the Apple App Store’s policies. Any changes, bugs, technical or regulatory issues with third-party platforms, our relationships with mobile manufacturers and carriers, or changes to their terms of service or policies could degrade our products’ functionalities, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges, any of which could affect our product usage and adversely affect our business, operating results, and financial condition.
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
We have and may in the future experience employee or service provider misconduct. Employee or service provider misconduct or error could subject us to legal liability, financial losses, and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Such misconduct could include engaging in improper or unauthorized transactions or activities, misappropriation of customer funds, insider trading and misappropriation of information, failing to supervise other employees or service providers, improperly using confidential information, as well as improper trading activity such as spoofing, layering, wash trading, manipulation and front-running. Employee or service provider errors, including mistakes in executing, recording, or processing transactions for customers, could expose us to the risk of material losses even if the errors are detected. Although we have implemented processes and procedures and provide trainings to our employees and service providers to reduce the likelihood of misconduct and error, these efforts may not be successful. Moreover, the risk of employee or service provider error or misconduct may be even greater for novel products and services and is compounded by the fact that many of our employees and service providers are accustomed to working at tech companies which generally do not maintain the same compliance customs and rules as financial services firms. This can lead to high risk of confusion among employees and service providers with respect to compliance obligations, particularly including confidentiality, data access, trading, and conflicts. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found to have not met our regulatory oversight and compliance and other obligations, we could be subject to regulatory sanctions, financial penalties, restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity and seriously damage our reputation. Our employees, contractors, and agents could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect our brand and reputation.
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
Further, any changes in the tax laws governing our activities may increase our tax expense, the amount of taxes we pay, or both. For example, the Tax Cuts and Jobs Act (the “TCJA”), enacted in 2017, significantly reformed the U.S. federal tax code, reducing the U.S. federal corporate income tax rate, making sweeping changes to the rules governing international business operations, and imposing new limitations on a number of tax benefits, including deductions for business interest and the use of net operating loss carryforwards. The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), enacted in 2022, further amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. In addition, over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting (“BEPS”) Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. As of December 2024, over 140 countries have approved a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Many of these provisions have been modified by the recently enacted “One Big Beautiful Bill,” signed into law on July 4, 2025. Moreover, the G7 countries, including the United States, recently agreed to modify the provisions of the BEPS Project which may limit its impact on us in future years. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax, impose new limitations on deductions, credits or other tax benefits, or make other changes that could impact our cash flows and adversely affect our business, operating results, and financial condition.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders, including our directors, executive officers, and 5% stockholders, and their respective affiliates. As a result of this structure, our Chief Executive Officer and trusts established by our Chief Executive Officer collectively have control over key decision making as a result of controlling a majority of our voting stock. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Mr. Armstrong and the independent trustee of trusts established by Mr. Armstrong, collectively, are currently able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and, along with our directors, other executive officers, and 5% stockholders, and their affiliates, these stockholders hold in the aggregate a substantial majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock, including Mr. Armstrong, collectively are expected to continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) the date fixed by the board of directors that is no less than 61 days and no more than 180 days after the date that the aggregate number of shares of Class B common stock held by Brian Armstrong and his affiliates is less than 25% of the aggregate number of shares of Class B common stock held by Mr. Armstrong and his affiliates on April 1, 2021, the date of effectiveness of the registration statement on Form S-1 for the listing of our Class A common stock on Nasdaq; (ii) the date and time specified by affirmative vote of the holders of at least 66-2/3% of the outstanding shares of Class B common stock, voting as a single class, and the affirmative vote of at least 66-2/3% of the then serving members of our board of directors, which must include the affirmative vote of Mr. Armstrong, if either (A) Mr. Armstrong is serving on our board of directors and has not been terminated for cause or resigned except for good reason (as each term is defined in our restated certificate of incorporation) from his position as our Chief Executive Officer or (B) Mr. Armstrong has not been removed for cause or resigned from the position of Chairman of the board of directors; and (iii) the death or disability (as defined in our restated certificate of incorporation) of Mr. Armstrong, when all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock. Holders of our Class A common stock are not entitled to vote separately as a single class except under certain limited circumstances. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. In addition, Mr. Armstrong has significant influence over (i) the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and (ii) the election or replacement of our directors as a result of his voting rights. As a board member and officer, Mr. Armstrong owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Armstrong is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.
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
In October 2024, our board of directors authorized and approved the Share Repurchase Program, which provides for the repurchase of up to $1.0 billion of our outstanding Class A common stock without expiration. Repurchases may be made from time to time in the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in privately negotiated transactions, or by other methods in accordance with the applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and will be made at our discretion. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our Class A common stock, and the program may be modified, suspended, or discontinued at any time.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In October 2024, the Board authorized the repurchase of up to an aggregate of $1.0 billion of the Company’s Class A common stock without expiration. The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of the Company’s Class A common stock, and the program may be modified, suspended, or discontinued at any time. As of June 30, 2025, no shares have been repurchased under the Share Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended June 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 Plan.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1*†	Share Purchase Agreement, dated as of May 8, 2025, by and among Coinbase Global, Inc, Sentillia B.V., the Deribit Shareholders listed on Exhibit B thereto and Shareholder Representative Services LLC as the shareholders’ agent.	8-K	001-40289	2.1	5/8/2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted as in iXBRL and contained in Exhibit 101					X
* Portions of the exhibit have been omitted from this filing (indicated by “[***]”) pursuant to Item 601(b)(2)(ii) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission (the “SEC”) upon request.
† Schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.
** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COINBASE GLOBAL, INC.

Date: July 31, 2025	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)