Form 10-Q
period 2025-09-30
Coinbase Global, Inc.
filed 2025-10-30
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 23, 2025, the number of shares of the registrant's Class A common stock outstanding was 228,162,467 and the number of shares of the registrant's Class B common stock outstanding was 41,481,347.

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
•the expected benefits and impacts of our acquisition of Sentillia B.V.;
•our plans with respect to the Repurchase Program; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,676,275	$8,543,903
Restricted cash and cash equivalents	78,867	38,519
USDC	3,696,441	1,241,808
Customer custodial funds	5,672,037	6,158,949
Crypto assets held for operations	161,145	82,781
Loan receivables	859,056	475,370
Crypto assets held as collateral	1,017,382	767,484
Crypto assets borrowed	346,008	261,052
Accounts receivable, net	308,423	265,251
Marketable investments	1,093,395	—
Other current assets	184,160	277,536
Total current assets	22,093,189	18,112,653
Crypto assets held for investment	2,597,277	1,552,995
Strategic investments	401,728	374,161
Deferred tax assets	324,096	941,298
Goodwill	4,004,112	1,139,670
Intangible assets, net	1,417,823	46,804
Other non-current assets	513,142	374,370
Total assets	$31,351,367	$22,541,951
Liabilities and Stockholders’ Equity
Current liabilities:
Customer custodial fund liabilities	$5,672,037	$6,158,949
Current portion of long-term debt	1,268,081	—
Crypto asset borrowings	386,823	300,110
Obligation to return collateral	1,026,945	792,125
Accrued expenses and other current liabilities	835,468	690,136
Total current liabilities	9,189,354	7,941,320
Long-term debt	5,933,447	4,234,081
Other non-current liabilities	205,342	89,708
Total liabilities	15,328,143	12,265,109
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 500,000 shares authorized and zero shares issued and outstanding at each of September 30, 2025 and December 31, 2024	—	—
Class A and B common stock, $0.00001 par value; 10,500,000 (Class A 10,000,000, Class B 500,000) shares authorized at September 30, 2025 and December 31, 2024; 268,736 (Class A 227,157, Class B 41,579) shares issued and outstanding at September 30, 2025 and 253,640 (Class A 209,762, Class B 43,878) shares issued and outstanding at December 31, 2024	3	2
Additional paid-in capital	9,131,722	5,365,990
Accumulated other comprehensive income (loss)	3,538	(50,051)
Retained earnings	6,887,961	4,960,901
Total stockholders’ equity	16,023,224	10,276,842
Total liabilities and stockholders’ equity	$31,351,367	$22,541,951

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Net revenue	$1,792,984	$1,128,597	$5,173,399	$4,096,216
Other revenue	75,709	76,596	226,797	196,175
Total revenue	1,868,693	1,205,193	5,400,196	4,292,391
Operating expenses:
Transaction expense	253,318	171,781	801,605	580,665
Technology and development	430,585	377,440	1,173,275	1,099,561
Sales and marketing	260,272	164,770	743,800	428,617
General and administrative	418,446	330,387	1,166,499	937,738
Gains on crypto assets held for operations, net	(35,740)	(142)	(10,077)	(55,484)
Other operating expense (income), net	61,280	(8,556)	363,406	28,203
Total operating expenses	1,388,161	1,035,680	4,238,508	3,019,300
Operating income	480,532	169,513	1,161,688	1,273,091
Interest expense	21,774	20,530	62,820	60,108
(Gains) losses on crypto assets held for investment, net	(423,903)	120,507	(189,305)	(210,902)
Other expense (income), net	380,518	(40,105)	(1,120,199)	(21,883)
Income before income taxes	502,143	68,581	2,408,372	1,445,768
Provision for (benefit from) income taxes	69,591	(6,914)	481,312	157,878
Net income	$432,552	$75,495	$1,927,060	$1,287,890
Net income attributable to common stockholders:
Basic	$432,552	$75,455	$1,927,060	$1,287,106
Diluted	$437,095	$75,459	$1,938,812	$1,296,949
Net income per share:
Basic	$1.65	$0.30	$7.49	$5.23
Diluted	$1.50	$0.28	$6.85	$4.76
Weighted-average shares of common stock used to compute net income per share:
Basic	262,831	248,834	257,332	245,986
Diluted	291,958	267,440	283,165	272,239

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$432,552	$75,495	$1,927,060	$1,287,890
Other comprehensive income:
Translation adjustment	3,091	11,437	53,101	1,754
Income tax effect	507	(9)	488	(327)
Translation adjustment, net of tax	3,598	11,428	53,589	1,427
Comprehensive income	$436,150	$86,923	$1,980,649	$1,289,317

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at July 1, 2025	256,433	$2	$5,639,538	$(60)	$6,455,409	$12,094,889
Common stock issued as consideration for business combination	10,998	1	3,573,091	—	—	3,573,092
Common stock issued in connection with equity awards	1,661	—	17,104	—	—	17,104
Common stock withheld for net share settlement of equity awards	(356)	—	(107,422)	—	—	(107,422)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	233,661	—	—	233,661
Purchases of capped calls	—	—	(224,250)	—	—	(224,250)
Other comprehensive income	—	—	—	3,598	—	3,598
Net income	—	—	—	—	432,552	432,552
Balance at September 30, 2025	268,736	$3	$9,131,722	$3,538	$6,887,961	$16,023,224

Balance at July 1, 2024	248,337	$2	$4,816,808	$(40,271)	$3,594,230	$8,370,769
Common stock issued in connection with equity awards	1,953	—	10,738	—	—	10,738
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	259,692	—	—	259,692
Other comprehensive income	—	—	—	11,428	—	11,428
Net income	—	—	—	—	75,495	75,495
Balance at September 30, 2024	250,290	$2	$5,087,238	$(28,843)	$3,669,725	$8,728,122

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at January 1, 2025	253,640	$2	$5,365,990	$(50,051)	$4,960,901	$10,276,842
Common stock issued as consideration for business combination	10,998	1	3,573,091	—	—	3,573,092
Common stock issued in connection with equity awards	5,225	—	76,559	—	—	76,559
Common stock withheld for net share settlement of equity awards	(1,127)	—	(308,803)	—	—	(308,803)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	649,135	—	—	649,135
Purchases of capped calls	—	—	(224,250)	—	—	(224,250)
Other comprehensive income	—	—	—	53,589	—	53,589
Net income	—	—	—	—	1,927,060	1,927,060
Balance at September 30, 2025	268,736	$3	$9,131,722	$3,538	$6,887,961	$16,023,224

Balance at January 1, 2024	242,048	$2	$4,491,571	$(30,270)	$1,820,346	$6,281,649
Cumulative-effect adjustment due to the adoption of Accounting Standards Update No. 2023-08, net of tax	—	—	—	—	561,489	561,489
Common stock issued in connection with equity awards, net of stock options repurchases	8,904	—	91,372	—	—	91,372
Common stock withheld for net share settlement of equity awards	(662)	—	(117,225)	—	—	(117,225)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	725,630	—	—	725,630
Purchases of capped calls	—	—	(104,110)	—	—	(104,110)
Other comprehensive income	—	—	—	1,427	—	1,427
Net income	—	—	—	—	1,287,890	1,287,890
Balance at September 30, 2024	250,290	$2	$5,087,238	$(28,843)	$3,669,725	$8,728,122

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$1,927,060	$1,287,890
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	117,312	94,523
Stock-based compensation expense	608,958	690,854
Deferred income taxes	486,498	61,075
Gains on crypto assets held for operations, net	(10,077)	(55,484)
Gains on crypto assets held for investment, net	(189,305)	(210,902)
(Gains) losses on investments, net	(1,075,198)	15,141
Other operating activities, net	6,830	31,745
Net changes in operating assets and liabilities	(2,510,846)	(322,616)
Net cash (used in) provided by operating activities	(638,768)	1,592,226
Cash flows from investing activities
Fiat loans originated	(1,246,352)	(1,270,063)
Proceeds from repayment of fiat loans	819,455	1,075,000
Business combinations, net of cash acquired	(687,634)	—
Purchases of crypto assets held for investment	(679,931)	(18,486)
Dispositions of crypto assets held for investment	226,371	52,586
Other investing activities, net	(84,292)	(72,006)
Net cash used in investing activities	(1,652,383)	(232,969)
Cash flows from financing activities
Issuances of convertible senior notes, net	2,957,135	1,246,025
Purchases of capped calls	(224,250)	(104,110)
Customer custodial fund liabilities	(600,398)	(550,776)
Fiat received as collateral	499,417	525,699
Fiat received as collateral returned	(514,494)	(410,438)
Taxes paid related to net share settlement of equity awards	(308,803)	(117,225)
Other financing activities, net	87,489	93,488
Net cash provided by financing activities	1,896,096	682,663
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(395,055)	2,041,920
Effect of exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	89,868	19,664
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	14,610,442	9,555,429
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$14,305,255	$11,617,013

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and preparation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries – entities in which the Company holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. The Condensed Consolidated Financial Statements are unaudited but have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) on the same basis as the audited Consolidated Financial Statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair presentation of the Company’s Financial Statements. Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions in the Condensed Consolidated Financial Statements and notes thereto. Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. The unaudited Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other period and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2025 (the “Annual Report”).
There were no material changes to the Company’s most significant estimates and assumptions, significant accounting policies, segment reporting, or recent accounting pronouncements that were disclosed in Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Annual Report, other than as discussed below.
Recent accounting pronouncement pending adoption
On September 18, 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software to reflect that software is not always developed in a linear manner, removing all references to development stages and adding new guidance on how to evaluate whether the probable-to-complete threshold has been met. ASU 2025-06 is required to be adopted for fiscal years commencing after December 15, 2027, with early adoption permitted. ASU 2025-06 allows for a prospective, retrospective, or modified transition approach to adoption, based on the status of the project and whether software costs were capitalized before the date of adoption. The Company anticipates using a prospective transition approach and is evaluating the impact of adopting the standard on the Condensed Consolidated Financial

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Statements.
Concentration of credit risk
The Company’s cash and cash equivalents, restricted cash and cash equivalents, customer custodial funds, USDC, loan receivables, certain crypto assets held, accounts receivable, and deposits are potentially subject to concentration of credit risk. See below and Notes 5. Collateralized Arrangements and Financing and 7. Accounts Receivable, Net for a discussion of these risks by counterparty and type of transaction.
Funds held at financial institutions
Cash and cash equivalents, restricted cash and cash equivalents, and customer custodial funds are primarily placed with financial institutions which are of high credit quality. The Company holds corporate and customer custodial cash equivalents primarily in highly liquid, highly rated instruments which are uninsured. The Company may also have corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts.
Funds held at trading venues, payment processors, and clearing brokers
The Company holds cash, restricted cash and deposits, and crypto assets at crypto asset trading venues, payment processors, and clearing brokers, and performs a regular assessment of these venues as part of its risk management process. As of September 30, 2025, the Company held $216.9 million at these venues, including $110.8 million in cash, $61.1 million in crypto assets, and $42.6 million in restricted cash. As of December 31, 2024, the Company held $88.2 million in cash at these venues.
USDC
The Company holds USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars and issued by Circle Internet Financial, LLC (“Circle”) and its affiliate, Circle Internet Financial Europe SAS. USDC is accounted for as a financial instrument in the Condensed Consolidated Financial Statements. Circle reported that, as of September 30, 2025, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
3. ACQUISITIONS
Information on acquisitions completed during the periods presented is set forth below. The results of operations of all business combinations have been recorded in the Condensed Consolidated Financial Statements since the dates of acquisition.
Deribit
On August 14, 2025, the Company acquired the outstanding equity of Sentillia B.V. (“Deribit”), a crypto derivatives exchange. The Company believes this strategic acquisition will play a key role in its goal to be the premier global platform for crypto derivatives. Total consideration transferred in the acquisition, subject to customary post-closing adjustments, was $4.3 billion, consisting of the following (in thousands):

Cash	$721,460
Class A common stock of the Company(1)	3,573,092
Total purchase consideration	$4,294,552
__________________
(1)Fair value, representing the closing market price of the Company’s Class A common stock on the acquisition date.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The aggregate purchase consideration includes $150.0 million in cash subject to an indemnity escrow that expires 15 months after the acquisition date.
In accordance with ASC 805, Business Combinations (“ASC 805”), the acquisition was accounted for as a business combination under the acquisition method. The purchase consideration was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, as follows (in thousands):

Goodwill	$2,818,754
Intangible assets	1,390,000
Crypto assets held for investment	164,263
Deferred tax assets and liabilities, net	(132,527)
Cash and cash equivalents and restricted cash	91,063
Other assets and liabilities, net	(37,001)
Net assets acquired	$4,294,552
The fair values of acquired assets and liabilities have been determined on a provisional basis, primarily as it relates to intangible assets and deferred taxes, given the proximity of the acquisition to the reporting date, pending finalization of the determination of the fair values of the acquired assets and liabilities. Any changes in the fair value of the assets acquired and liabilities assumed during the measurement period (up to one year from the acquisition date) may result in adjustments to goodwill.
The goodwill is primarily attributed to the assembled workforce as well as the anticipated operational synergies from the integration of Deribit’s trading platform with the Company’s existing platform. The goodwill is expected to be deductible for U.S. tax purposes.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for years data):

	Fair Value	Useful Life at Acquisition (in years)
Customer relationships	$1,059,000	15
Acquired developed technology	288,000	6
Trade name	43,000	8
Total identifiable intangible assets acquired	$1,390,000	13
The customer relationships intangible asset represents the fair value of future projected cash flows that will be derived from existing customers of Deribit and was valued using the multi-period excess earnings method. The present value of projected future cash flows included significant judgment and assumptions regarding projected future revenues, attrition rates, and the discount rate.
Other acquisitions
During 2025, the Company completed other business combinations that were immaterial, both individually and in the aggregate.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. REVENUE
The following table presents revenue disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue
Transaction revenue
Consumer, net	$843,544	$483,261	$2,588,958	$2,083,245
Institutional, net	135,009	55,293	294,716	204,309
Other transaction revenue, net	67,707	33,950	189,064	142,593
Total transaction revenue	1,046,260	572,504	3,072,738	2,430,147
Subscription and services revenue
Stablecoin revenue(1)	354,661	246,856	984,693	684,609
Blockchain rewards	184,647	154,815	525,774	490,883
Interest and finance fee income(2)	64,758	63,987	187,160	200,050
Other subscription and services revenue	142,658	90,435	403,034	290,527
Total subscription and services revenue	746,724	556,093	2,100,661	1,666,069
Total net revenue	1,792,984	1,128,597	5,173,399	4,096,216
Other revenue
Corporate interest and other income(1)	75,709	76,596	226,797	196,175
Total other revenue	75,709	76,596	226,797	196,175
Total revenue	$1,868,693	$1,205,193	$5,400,196	$4,292,391
__________________
(1)Amounts represent revenue that is not accounted for as revenue from contracts with customers, as defined in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).
(2)Amounts primarily represent revenue that is not accounted for as revenue from contracts with customers, as well as an immaterial amount of finance fee income that is accounted for as revenue from contracts with customers.
During the three and nine months ended September 30, 2025 and 2024, one counterparty accounted for more than 10% of total revenue in each period, as represented by Stablecoin revenue in the table above.
Revenue by geographic location
The following table presents revenue disaggregated by geography based on domiciles of the customer or other counterparty (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S.(1)	$1,518,794	$1,037,705	$4,516,062	$3,623,771
International(2)	349,899	167,488	884,134	668,620
Total revenue	$1,868,693	$1,205,193	$5,400,196	$4,292,391
__________________
(1)Nearly all revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606, is with counterparties in the U.S.
(2)No country accounted for more than 10% of Total revenue.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. COLLATERALIZED ARRANGEMENTS AND FINANCING
Loans and related collateral
The following table summarizes the Company’s institutional financing lending arrangements (in thousands):

	September 30,	December 31,
	2025	2024
Loan receivables
Fiat loan receivables	$809,649	$382,751
Crypto asset loan receivables	49,407	92,619
Total loan receivables(1)	$859,056	$475,370

Customer loans not meeting recognition criteria
USDC	$57,162	$168,795
__________________
(1)Includes an immaterial amount of fiat and crypto asset trade finance receivables as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, the Company had four and two counterparties, respectively, each of whom accounted for more than 10% of the Company’s recognized Loan receivables. As of both of these dates, the Company also had three counterparties, each of whom accounted for more than 10% of the Company’s customer loans that did not meet the recognition criteria.
As of September 30, 2025 and December 31, 2024, the collateral requirements for all loans outstanding, including customer loans not meeting recognition criteria, ranged from 100% to 300% of the fair value of the loan. No allowance, write-offs, or recoveries were recognized against loan receivables or customer loans not meeting recognition criteria during the periods presented, and none of these loans were past due.
The following table summarizes assets the Company holds and has recognized as collateral with a corresponding obligation to return the collateral to the borrower (in thousands, except units):

	September 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Fiat(1)	N/A	N/A	$9,563	N/A	N/A	$24,641

Bitcoin	7,597	$624,587	864,359	6,918	$414,745	647,568
Ethereum	36,750	100,767	153,023	33,130	98,787	111,445
Other crypto assets(2)	—	—	—	nm	8,065	8,471
Crypto assets held as collateral		$725,354	1,017,382		$521,597	767,484
Total recognized held as collateral			$1,026,945			$792,125
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes collateral pledged by customers in financing arrangements with the Company, which the Company has not recognized as collateral nor as an obligation to return the collateral (in thousands):

	September 30,	December 31,
	2025	2024
Fiat	$57,149	$64,760
USDC	21,957	45,222
Crypto assets	601,596	178,619
Total customer collateral not recognized as collateral	$680,702	$288,601
Borrowings and related collateral
The following table summarizes the units, cost basis, and fair value of Crypto assets borrowed and the associated Crypto asset borrowings (in thousands, except units):

	September 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Crypto assets borrowed
Bitcoin	1,104	$157,785	$125,966	1,923	$191,986	$179,480
Ethereum	46,357	202,925	192,193	17,413	65,213	57,989
Other crypto assets(1)	nm	28,926	27,849	nm	18,701	23,583
Total borrowed		$389,636	$346,008		$275,900	$261,052

Crypto asset borrowings
Bitcoin	1,339	$157,425	$152,737	2,178	$213,096	$203,370
Ethereum	47,937	204,381	198,746	19,133	68,803	63,720
Other crypto assets(1)	nm	36,401	35,340	nm	28,141	33,020
Total borrowings		$398,207	$386,823		$310,040	$300,110
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets borrowed or total Crypto asset borrowings, as applicable.
As of September 30, 2025 and December 31, 2024, the weighted average annual fees on these borrowings were 2.8% and 2.4%, respectively.
The fair value of the Company’s corporate assets pledged as collateral against Crypto asset borrowings consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Assets pledged as collateral
USDC	$—	$4,009

Assets pledged as collateral not meeting derecognition criteria
USDC	$423,036	$329,832

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. CRYPTO ASSETS HELD FOR OPERATIONS
The following table summarizes Crypto assets held for operations (in thousands, except units):

	September 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	460	$45,316	$55,252	57	$7,814	$5,473
Ethereum	8,710	23,030	36,169	8,142	21,843	27,122
Solana	103,722	20,306	22,770	69,280	14,526	13,245
Other crypto assets(1)	nm	34,888	46,954	nm	51,871	36,941
Total held for operations		$123,540	$161,145		$96,054	$82,781
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held for operations.
7. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Stablecoin revenue receivable	$129,387	$85,983
Customer fee revenue receivable	37,617	39,317
Other accounts receivable	155,488	169,380
Gross accounts receivable	322,492	294,680
Less: allowance for doubtful accounts	(14,069)	(29,429)
Total accounts receivable, net	$308,423	$265,251
As of September 30, 2025 and December 31, 2024, the Company had two and one counterparties, respectively, each of whom accounted for more than 10% of the Company’s Accounts receivable, net.
8. CRYPTO ASSETS HELD FOR INVESTMENT
The following table summarizes Crypto assets held for investment (in thousands, except units):

	September 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	14,548	$1,039,676	$1,659,601	6,885	$272,164	$642,738
Ethereum	148,715	368,761	616,807	115,700	260,674	385,314
Other crypto assets(1)	nm	301,106	320,869	nm	347,827	524,943
Total held for investment		$1,709,543	$2,597,277		$880,665	$1,552,995
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held for investment.

As of September 30, 2025, the Company had $114.5 million of Crypto assets held for investment subject to selling restrictions that are time-based and lift between 2025 and 2029.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

Carrying Amount
Balance at January 1, 2025	$1,139,670
Additions due to acquisitions	2,864,442
Balance at September 30, 2025	$4,004,112
There was no impairment recognized against goodwill at the beginning or end of the periods presented, and no measurement period adjustments during the periods presented.
Intangible assets, net
Intangible assets, net, as disclosed in this footnote exclude internally developed software and crypto assets, which are presented within Software and equipment, net and the various crypto assets held line items in the Condensed Consolidated Balance Sheets, respectively. Intangible assets, net and their associated weighted average remaining useful lives in years (“Life”) consisted of the following (in thousands, except years):

	September 30, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Life
Amortizing intangible assets
Customer relationships	$1,072,800	$(17,516)	$1,055,284	14.9	$75,711	$(65,989)	$9,722	0.4
Acquired developed technology	327,200	(34,959)	292,241	5.7	30,700	(21,962)	8,738	1.6
Trade name and other	43,000	(702)	42,298	7.9	3,400	(3,306)	94	0.1
Indefinite-lived intangible assets
Licenses and other	28,000	—	28,000	N/A	28,250	—	28,250	N/A
Total	$1,471,000	$(53,177)	$1,417,823		$138,061	$(91,257)	$46,804
The effects of amortization of Intangible assets, net on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Technology and development	$9,301	$1,733	$12,998	$8,682
Sales and marketing	10,833	—	10,833	—
General and administrative	702	4,282	7,400	13,104
Total amortization expense	$20,836	$6,015	$31,231	$21,786
There were no material impairment charges associated with these assets during these periods. The Company estimates that there is no significant residual value related to these amortizing intangible assets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The expected future amortization expense for amortizing intangible assets for the 12-month period ending September 30 of the respective year, as of September 30, 2025, is as follows (in thousands):

2026	$135,460
2027	124,971
2028	124,384
2029	124,043
2030	123,725
Thereafter	757,240
Total expected future amortization expense	$1,389,823
10. LONG-TERM DEBT
The components of Long-term debt, including the current portion due June 1, 2026, were as follows (in thousands, except percentages):

	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Fair Value(1)
September 30, 2025
0.50% 2026 Convertible Notes due June 1, 2026	0.98%	$1,273,013	$(4,932)	$1,268,081	$1,420,428
3.38% 2028 Senior Notes due October 1, 2028	3.57%	1,000,000	(5,280)	994,720	950,000
0.00% 2029 Convertible Notes due October 1, 2029	0.35%	1,500,000	(20,663)	1,479,337	1,602,300
0.25% 2030 Convertible Notes due April 1, 2030	0.55%	1,265,000	(16,596)	1,248,404	1,593,900
3.63% 2031 Senior Notes due October 1, 2031	3.77%	737,457	(5,485)	731,972	658,180
0.00% 2032 Convertible Notes due October 1, 2032	0.20%	1,500,000	(20,986)	1,479,014	1,659,450
Total		$7,275,470	$(73,942)	$7,201,528	$7,884,258

December 31, 2024
0.50% 2026 Convertible Notes due June 1, 2026	0.98%	$1,273,013	$(9,395)	$1,263,618	$1,331,062
3.38% 2028 Senior Notes due October 1, 2028	3.57%	1,000,000	(6,562)	993,438	901,250
0.25% 2030 Convertible Notes due April 1, 2030	0.55%	1,265,000	(19,322)	1,245,678	1,353,044
3.63% 2031 Senior Notes due October 1, 2031	3.77%	737,457	(6,110)	731,347	624,995
Total		$4,275,470	$(41,389)	$4,234,081	$4,210,351
__________________
(1)Fair values are based on quoted prices for these instruments in markets that are not active and other market observable inputs, which are considered Level 2 valuation inputs.
Convertible senior notes
2029 Convertible Notes
In August 2025, the Company issued an aggregate principal amount of $1.5 billion of 0% convertible senior notes due 2029 (the “2029 Convertible Notes”), which included the full exercise by the initial purchasers of their option to purchase an additional $200.0 million aggregate principal amount of the 2029 Convertible Notes, pursuant to an indenture, dated August 8, 2025 between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2029 Indenture”). Sold privately to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), the 2029 Convertible Notes do not bear regular interest or accrete principal and mature on October 1, 2029, unless converted or repurchased earlier. The Company may pay special interest on the 2029 Convertible Notes under certain circumstances in accordance with the terms of the 2029 Indenture.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The 2029 Convertible Notes are not redeemable before maturity and can be converted into cash, Class A common stock, or both, at an initial rate of 2.2005 shares per $1,000, equating to a conversion price of $454.44 per share. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the 2029 Indenture.
Holders may convert the 2029 Convertible Notes at any time before the close of business on the business day immediately preceding July 2, 2029, only if specific price or event conditions are met or certain corporate events occur, or at any time from, and including, July 2, 2029, until the close of business on the second trading day immediately prior to the maturity date. The Company classifies the 2029 Convertible Notes wholly as long-term debt, as the conversion features do not require separate accounting.
2032 Convertible Notes
In August 2025, concurrently with the issuance of the 2029 Convertible Notes, the Company issued an aggregate principal amount of $1.5 billion of 0% convertible senior notes due 2032 (the “2032 Convertible Notes”), which included the full exercise by the initial purchasers of their option to purchase an additional $200.0 million aggregate principal amount of the 2032 Convertible Notes, pursuant to an indenture, dated August 8, 2025 between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2032 Indenture”). Sold privately to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, the 2032 Convertible Notes do not bear regular interest or accrete principal and mature on October 1, 2032, unless converted, repurchased, or redeemed earlier. The Company may pay special interest on the 2032 Convertible Notes under certain circumstances in accordance with the terms of the 2032 Indenture.
The 2032 Convertible Notes can be converted into cash, Class A common stock, or both, at an initial rate of 2.5327 shares per $1,000, equating to a conversion price of $394.84 per share. The conversion rate and conversion price are subject to customary adjustments under certain circumstances in accordance with the terms of the 2032 Indenture.
Holders can convert the 2032 Convertible Notes at any time before the close of business on the business day immediately preceding July 1, 2032, only if specific price or trading conditions are met, certain corporate events occur, or if the notes are called for redemption. From and including July 1, 2032, holders may convert the 2032 Convertible Notes at any time until the close of business on the second trading day immediately prior to the maturity date. Subject to certain limitations, the Company may redeem the 2032 Convertible Notes on or after October 1, 2029, and on or before the 20th scheduled trading day immediately before the maturity date, if the price of the Company’s Class A common stock exceeds 130% of the conversion price for a set period. The 2032 Convertible Notes are wholly classified as long-term debt, as the conversion features do not require separate accounting.
Capped calls
On August 5 and 6, 2025, the Company entered into privately negotiated capped call transactions with certain financial institutions relating to the 2029 Convertible Notes and 2032 Convertible Notes (the “Notes”), at a cost of $86.1 million and $138.1 million, respectively. These capped calls cover, subject to certain customary adjustments, the shares underlying the Notes and have initial strike prices of $454.44 (2029 Convertible Notes) and $394.84 (2032 Convertible Notes) per share, with an initial cap price of $595.98 per share. The capped calls allow the Company to hedge the economic effect of the conversion options embedded in the Notes and purchase shares of its own Class A common stock at a specified strike price, reducing dilution or offsetting excess cash payments if the stock price exceeds the strike price but does not exceed the cap price. The Capped Calls are separate transactions, and not part of the terms of any series of Notes. The agreements may be adjusted or terminated if extraordinary events like mergers, insolvency, or delisting occur, and are separate from the Notes, providing no rights to holders of the Notes.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

		Embedded Derivative
	Host	Gross Derivative Assets	Gross Derivative Liabilities	Aggregate Carrying Value
September 30, 2025
Accounts receivable, net(1)	$15,804	$42,380	$2,411	$55,773
Crypto asset borrowings	398,207	18,218	6,834	386,823
Obligation to return collateral(1)	725,355	1,248	293,275	1,017,382
Accrued expenses and other current liabilities(1)	21,414	802	6,586	27,198
Total fair value of derivatives		$62,648	$309,106

December 31, 2024
Accounts receivable, net(1)	$16,264	$20,368	$1,811	$34,821
Other current assets(1)	99,265	61,304	—	160,569
Crypto asset borrowings	310,040	18,030	8,100	300,110
Obligation to return collateral(1)	526,337	2,149	243,296	767,484
Accrued expenses and other current liabilities(1)	37,428	6,814	2,708	33,322
Total fair value of derivatives		$108,665	$255,915
__________________
(1)Represents the portion of the Condensed Consolidated Balance Sheets line item that is denominated in crypto assets.
Impact of derivatives on the Condensed Consolidated Statements of Operations
The impacts of gains (losses) on derivative instruments recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Crypto asset borrowings(1)	$19,157	$23,797	$1,454	$(26,018)
Obligation to return collateral(1)	(19,321)	11,154	(50,880)	6,803
Other(2)	8,207	4,712	7,014	(9,921)
Total	$8,043	$39,663	$(42,412)	$(29,136)
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
(2)Changes in fair value are recognized in Other operating expense (income), net or Other expense (income), net in the Condensed Consolidated Statements of Operations depending on the nature of the derivative.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. OTHER CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
The following table presents certain other details of the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2025	2024
Other current assets
Prepaid expenses	$69,858	$88,500
Income taxes receivable	74,203	5,530
Other	40,099	183,506
Total other current assets	$184,160	$277,536

Other non-current assets
Software and equipment, net	$262,591	$200,080
Lease right-of-use assets	136,526	81,151
Income taxes receivable	61,672	60,004
Other	52,353	33,135
Total other non-current assets	$513,142	$374,370

Accrued expenses and other current liabilities
Accrued payroll and payroll related expenses	$182,843	$186,151
Other accrued expenses	223,200	145,369
Accounts payable	85,863	63,316
Income taxes payable	63,344	90,910
Other payables	280,218	204,390
Total accrued expenses and other current liabilities	$835,468	$690,136

Other non-current liabilities
Lease liabilities	$170,108	$85,789
Other	35,234	3,919
Total other non-current liabilities	$205,342	$89,708

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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Maturities of lease liabilities for the 12-month period ending September 30 of the respective year, were as follows as of September 30, 2025 (in thousands):

2026	$23,559
2027	22,149
2028	20,328
2029	19,097
2030	22,465
Thereafter	176,839
Total lease payments	284,437
Less: imputed interest	(92,139)
Total lease liabilities	$192,298

Other information related to leases were as follows:

	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	10.3	9.8
Weighted-average discount rate	6.63%	6.36%
13. FAIR VALUE MEASUREMENTS
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	September 30, 2025		December 31, 2024
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents(1)	$7,041,586	$—	$6,607,023	$—
Restricted cash equivalents(2)	2,078	—	1,415	—
Customer custodial funds(3)	3,486,375	—	4,269,410	—
Crypto assets held for operations	161,145	—	82,781	—
Crypto asset loan receivables	—	49,407	—	92,619
Crypto assets held as collateral	1,017,382	—	767,484	—
Crypto assets borrowed	346,008	—	261,052	—
Marketable investments(4)	1,082,681	10,714	—	—
Crypto assets held for investment	2,597,277	—	1,552,995	—
Derivative assets(5)	—	62,648	—	108,665
Total assets	$15,734,532	$122,769	$13,542,160	$201,284

Liabilities
Derivative liabilities(5)	$—	$309,106	$—	$255,915
__________________
(1)Represents money market funds. Excludes cash of $1.6 billion and $1.9 billion as of September 30, 2025 and December 31, 2024, respectively.
(2)Represents money market funds. Excludes restricted cash of $76.8 million and $37.1 million as of September 30, 2025 and December 31, 2024, respectively.
(3)Represents customer custodial cash equivalents, which comprise money market funds. Excludes customer custodial funds of $2.2 billion and $1.9 billion as of September 30, 2025 and December 31, 2024, respectively.
(4)Primarily represents marketable equity securities.
(5)See Note 11. Derivatives for additional details.

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
The impact on the Condensed Consolidated Statements of Operations from remeasurement of measurement alternative investments was immaterial for all periods presented, as were cumulative upward adjustments of measurement alternative investments outstanding at September 30, 2025 and December 31, 2024. Cumulative impairments and downward adjustments as of these dates were $125.0 million and $145.8 million, respectively.
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
The Company’s long-term debt is not measured and recorded at fair value. See Note 10. Long-Term Debt for the estimated fair value of the Company’s long-term debt.
14. STOCK-BASED COMPENSATION
Stock options
A summary of stock options activity, including performance-based options, is as follows (in thousands, except per share and years data):

		Weighted-Average
	Options Outstanding	Exercise Price Per Share	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2025	22,929	$25.59	5.2	$5,106,538
Exercised	(2,295)	26.63
Forfeited and cancelled	(44)	99.16
Balance at September 30, 2025	20,590	$25.31	4.5	$6,427,844

Exercisable at September 30, 2025	16,910	$25.71	4.5	$5,272,092
Vested and expected to vest at September 30, 2025	16,910	$25.71	4.5	$5,272,092

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other awards
A summary of restricted stock units, performance restricted stock units, and restricted stock (“Other Awards”) activity is as follows (in thousands, except per share data):

	Restricted Stock Units		Performance Restricted Stock Units		Restricted Stock
	Number of Shares	Fair Value(1)	Number of Shares	Fair Value(1)	Number of Shares	Fair Value(1)
Balance at January 1, 2025	2,350	$163.82	724	$55.42	340	$98.49
Granted	3,734	269.10	—	—	—	—
Vested	(2,639)	214.36	(81)	55.42	(235)	113.75
Forfeited and cancelled	(460)	221.43	—	—	(12)	64.51
Balance at September 30, 2025	2,985	$241.97	643	$55.42	93	$64.51
__________________
(1)Represents the weighted-average grant date fair value per share.

Stock-based compensation
The effects of stock-based compensation on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statements of Operations
Technology and development	$127,253	$155,411	$352,585	$428,863
Sales and marketing	13,921	18,720	43,359	52,034
General and administrative	80,895	74,285	213,014	209,957
Total stock-based compensation expense	$222,069	$248,416	$608,958	$690,854

Balance Sheets
Other non-current assets(1)	$11,592	$11,276	$40,177	$34,776
_______________
(1)Represents capitalized stock-based compensation that is recognized in Software and equipment, net and presented within this financial statement line item. See Note 12. Other Condensed Consolidated Balance Sheets Details for additional details.
As of September 30, 2025, there was total unrecognized compensation cost of $614.3 million related to unvested restricted stock units, which is expected to be recognized over a weighted-average of 1.4 years. Unrecognized compensation cost for all other stock-based compensation awards was immaterial at at that date.
15. OTHER EXPENSE (INCOME), NET
Other expense (income), net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Losses (gains) on investments, net(1)	$400,250	$478	$(1,075,198)	$15,141
Other	(19,732)	(40,583)	(45,001)	(37,024)
Total other expense (income), net	$380,518	$(40,105)	$(1,120,199)	$(21,883)
_______________
(1)Comprises gains and losses on both Marketable investments and Strategic investments, and excludes gains and losses on Crypto assets held for investment. Includes $461.0 million in unrealized net losses and $1.0 billion in unrealized net gains for the three and nine months ended September 30, 2025, respectively, that relate to equity securities still held at September 30, 2025. See Note 13. Fair Value Measurements for additional details.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

16. INCOME TAXES
The Company’s effective tax rate (“ETR”) for the three months ended September 30, 2025 and 2024 was 13.9% and (10.1)%, respectively. The ETR of 13.9% for the three months ended September 30, 2025 was lower than the U.S. statutory rate of 21.0%, primarily due to the Company’s deductible stock-based compensation, partially offset by state taxes. The Company’s ETR for the nine months ended September 30, 2025 and 2024 was 20.0% and 10.9%, respectively. The ETR of 20.0% for the nine months ended September 30, 2025 was lower than the U.S. statutory rate of 21.0%, primarily due to the Company’s deductible stock-based compensation, partially offset by state taxes.
As of September 30, 2025, the Company had a net deferred tax asset balance of $324.1 million, compared to $941.3 million as of December 31, 2024. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Management determined that there is sufficient positive evidence to conclude that it is more likely than not that the Company’s net deferred tax asset will be fully realized.
17. NET INCOME PER SHARE
The computation of Net income per share, including the weighted-average shares outstanding (“WASO”) used in the computation, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerators
Net income	$432,552	$75,495	$1,927,060	$1,287,890
Less: net income allocated to participating shares	—	(40)	—	(784)
Net income attributable to common stockholders, basic	$432,552	$75,455	$1,927,060	$1,287,106

Net income	$432,552	$75,495	$1,927,060	$1,287,890
Add: interest on convertible notes, net of tax	4,543	—	11,752	9,773
Less: net income allocated to participating shares	—	(36)	—	(714)
Net income attributable to common stockholders, diluted	$437,095	$75,459	$1,938,812	$1,296,949

Denominators
WASO - basic	262,831	248,834	257,332	245,986
Weighted-average effect of potentially dilutive shares:
Stock options	15,847	16,241	15,656	17,342
Convertible notes	11,319	—	8,607	6,205
Restricted stock units	1,340	1,720	985	2,073
Performance restricted stock units	536	384	454	357
Restricted stock	85	261	131	276
WASO - diluted	291,958	267,440	283,165	272,239

Net income per share attributable to common stockholders:
Basic	$1.65	$0.30	$7.49	$5.23
Diluted	$1.50	$0.28	$6.85	$4.76
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive, or in the case of performance awards, as the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the reporting period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equity awards(1)	3,857	7,416	3,857	7,416
Convertible notes	—	7,229	—	—
Total	3,857	14,645	3,857	7,416
__________________
(1)Includes shares under the ESPP.

18. COMMITMENTS AND CONTINGENCIES
Crypto assets and USDC on platform
The Company is obligated to securely store all crypto assets and USDC that it holds in custodial products on behalf of customers. As such, the Company may be liable to its users for losses arising from the Company’s failure to secure these assets from theft or loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of September 30, 2025 and December 31, 2024. The Company holds crypto assets and USDC in custodial products on its platform on behalf of its customers totaling $515.9 billion and $404.0 billion at fair value at September 30, 2025 and December 31, 2024, respectively. These assets are not recognized in the Condensed Consolidated Balance Sheets. Similarly, as the Company has an obligation to securely store all of these assets, it has a corresponding unrecognized liability of $515.9 billion and $404.0 billion at September 30, 2025 and December 31, 2024, respectively. Since the risk of loss is remote, the Company did not recognize a contingent liability at September 30, 2025 or December 31, 2024. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
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
(unaudited)

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
Other commitments
During the nine months ended September 30, 2025, the Company renewed a multi-year technology services agreement, committing $600.0 million in total purchases over the next four years, including annual minimums ranging from $90.0 million to $130.0 million, consistent with historical commitment levels. These amounts are expensed as incurred. There were no other material changes to the Company’s non-cancelable purchase obligations during the nine months ended September 30, 2025.
19. RELATED PARTY TRANSACTIONS
Revenue and Accounts receivable, net
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized revenue from related party customers of $3.1 million and $5.1 million during the three months ended September 30, 2025 and 2024, respectively, and $8.3 million and $18.7 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, Accounts receivable, net from related party customers were $0.5 million and $2.7 million, respectively.
Customer custodial funds and liabilities
Customer custodial funds and Customer custodial fund liabilities for related parties were $15.7 million and $44.0 million as of September 30, 2025 and December 31, 2024, respectively.
Other assets
The Company made strategic investments of an aggregate of $1.5 million and $3.5 million during the three months ended September 30, 2025 and 2024, respectively, and $9.3 million and $6.8 million during the nine months ended September 30, 2025 and 2024, respectively, in investees in which certain related parties of the Company held an interest over 10%.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Expenses
There were no and immaterial amounts of professional and consulting services provided by entities affiliated with related parties during the three and nine months ended September 30, 2025, respectively, compared to $0.2 million and $1.6 million, respectively, during the same periods in 2024.
20. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
USDC	$(2,441,455)	$(294,104)
Income taxes, net	(142,348)	(19,341)
Other current and non-current assets	(64,958)	(40,826)
Other current and non-current liabilities	137,915	31,655
Net changes in operating assets and liabilities	$(2,510,846)	$(322,616)
The following is a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$8,676,275	$7,723,806
Restricted cash and cash equivalents	78,867	31,881
Customer custodial cash and cash equivalents	5,550,113	3,861,326
Total cash, cash equivalents, and restricted cash and cash equivalents	$14,305,255	$11,617,013
The following is a supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2025	2024
Non-cash consideration paid for business combinations	$3,573,092	$—
Crypto assets borrowed	2,326,401	353,325
Crypto assets borrowed repaid	2,238,233	176,990
Crypto assets received as collateral	1,988,879	2,791,949
Crypto assets received as collateral returned	1,789,861	2,439,342
Crypto asset loan receivables originated	1,853,095	1,244,113
Crypto asset loan receivables repaid	1,899,592	1,230,544
Additions of crypto asset investments	176,645	5,981
Cumulative-effect adjustment due to the adoption of ASU No. 2023-08	—	561,489
The following is a supplemental schedule of cash paid for income taxes (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid during the period for income taxes, net of refunds	$147,999	$—
Cash paid during the period for income taxes (prior to ASU No. 2023-09)	—	113,107

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

21. SUBSEQUENT EVENTS
On October 8, 2025, the Company acquired all of the outstanding equity interests of Gm Echo Ltd (“Echo”), an onchain capital raising platform, for cash consideration of $150 million and 653,744 shares of the Company’s Class A common stock, a portion of which is subject to deferral over a multi-year period. Prior to the acquisition, the Company held a minority stake in Echo. Due to the limited amount of time since closing the transaction, the preliminary allocation of the purchase price is not yet complete. The initial purchase price allocation will be provided within the Company’s Annual Report on Form 10-K for the year ending December 31, 2025.
In October 2025, the Company entered into definitive agreements to acquire non-controlling interests in entities, over which the Company will not have the ability to exercise significant influence over the entities’ operating and financial policies, for an aggregate of up to approximately $390 million.
In October 2024, the Company’s board of directors authorized and approved a share repurchase program, which provided for the repurchase of up to $1.0 billion of the Company’s outstanding Class A common stock without expiration and in October 2025, the Company’s board of directors (i) increased the aggregate repurchase authorization under the program from $1.0 billion to $2.0 billion and (ii) expanded the scope of the repurchases to include a portion of the aggregate principal amount of the Company’s outstanding 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and both series of Senior Notes (collectively, the “Notes”) (as modified, the “Repurchase Program”). Repurchases may be made from time to time in the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, in a tender offer, or by other methods in accordance with the applicable federal and state laws and regulations. The timing and amount of any repurchases will depend on market conditions and other considerations, and will be made at management’s discretion. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of the Company’s Class A common stock or Notes and may be modified, suspended, or discontinued at any time. As of September 30, 2025, no securities have been repurchased under the Repurchase Program.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. For all narrative provided in this Item 2, two numbers presented consecutively represent figures for the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024, respectively, unless otherwise noted.
Executive Overview
This executive overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.
During the third quarter of 2025, we continued to make progress towards our mission by expanding access to trading through innovative derivative products, listing more spot assets, and expanding our offerings in markets globally. We completed the acquisition of Deribit in August, which we believe will play a key role in our goal to be the premier global platform for crypto derivatives, and we launched U.S. perpetual futures. We continue to scale payments with USDC, which reached an all-time high in market capitalization, new partnerships, and crypto rewards for purchases through the Coinbase One Card.
For the three and nine months ended September 30, 2025, our net revenue was $1.8 billion and $5.2 billion, respectively, including $1.0 billion and $3.1 billion in transaction revenue and $746.7 million and $2.1 billion in subscription and services revenue. For the same periods in 2024, our net revenue was $1.1 billion and $4.1 billion, respectively, including $572.5 million and $2.4 billion in transaction revenue and $556.1 million and $1.7 billion in subscription and services revenue.
For the three and nine months ended September 30, 2025, our net income was $432.6 million and $1.9 billion, and Adjusted EBITDA was $800.7 million and $2.2 billion. For the same periods in 2024, our net income was $75.5 million and $1.3 billion, and Adjusted EBITDA was $448.6 million and $2.1 billion.
Despite multiple Federal Funds Rate decreases in late 2024 and 2025, future interest rate decreases are not certain. If interest rates continue to decline, they may materially impact our subscription and services and other revenue. We plan to dynamically adjust our expense base in order to be responsive to market conditions and revenue opportunities, increasing or decreasing it as needed, especially with respect to certain variable expenses. In the fourth quarter of 2025, we expect technology and development and general and administrative expenses to increase as compared to the third quarter of 2025, primarily driven by a full fourth quarter of Echo and Deribit expenses and headcount growth. Additionally, we expect sales and marketing expenses to generally be in line with the third quarter of 2025, reflecting inclusion of a full fourth quarter of Deribit expenses, and dependent on USDC balances in Coinbase products and performance marketing opportunities throughout the quarter.
Key Business Metrics
In addition to the measures presented in our Condensed Consolidated Financial Statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	%	2025	2024	%
MTUs(1) (in millions)	9.3	7.8	19	9.2	8.0	15
Assets on Platform(2) (in billions)	$516	$264	95	$516	$264	95
Trading Volume (in billions)	$295	$185	59	$925	$723	28
Net income (in millions)	$433	$75	477	$1,927	$1,288	50
Adjusted EBITDA(3) (in millions)	$801	$449	78	$2,243	$2,058	9
_____________
(1)MTUs for the three month period represent quarterly MTUs, which are calculated as the average of each month’s MTUs in each respective quarter. MTUs for the nine month period are calculated as the average of the quarterly MTUs within the period.
(2)Represents Assets on Platform as of September 30, 2025 and 2024.
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

MTUs increased for the three and nine months ended September 30, 2025 as compared to 2024, primarily due to an increase in trading users, influenced by overall crypto market sentiment and activity, including higher average prices for certain crypto assets.
Assets on Platform
We define Assets on Platform (“AOP”) as the total United States (“U.S.”) dollar equivalent value of USDC and crypto assets held or managed on behalf of customers in digital wallets on our platform, including our custody services but excluding assets for which the customer holds full or partial keys, calculated based on the market price on the date of measurement. AOP demonstrates the scale of balances held across our suite of products and services, the trust customers place in us to securely store their assets, and the underlying growth of the cryptoeconomy. AOP also represents a monetization opportunity through our products and services, including from trading and the adoption and use of USDC, staking, custody, and institutional financing, when customers use these assets to engage with these products and services.
The following table sets forth the value of AOP by asset (in thousands, except percentages):

	September 30, 2025	September 30, 2024	Change %
Bitcoin	$331,888,856	$143,175,731	132
Ethereum	77,429,660	41,869,410	85
XRP	25,833,007	3,836,125	573
Solana	22,757,398	17,865,901	27
USDC	9,012,935	4,738,829	90
Other crypto assets(1)	49,020,050	52,598,759	(7)
Total	$515,941,906	$264,084,755	95
__________________
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of total AOP.
AOP at September 30, 2025 increased as compared to September 30, 2024, primarily reflecting higher Bitcoin AOP, including $114.8 billion of growth attributable to price and $73.9 billion of growth attributable to units. Separately, we attribute the growth in USDC AOP primarily to our USDC rewards program, combined with deeper integration of USDC across our products.

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
Generally, Trading Volume on our platform is primarily influenced by overall market dynamics, namely the price of crypto assets, crypto asset volatility, and macroeconomic conditions, and by our share of total crypto market spot trading volume. In periods of high crypto asset prices and crypto asset volatility, we have generally experienced correspondingly high levels of Trading Volume. In recent quarters, we have also seen market events, product announcements, and competition as influential factors.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	%	2025	2024	%
Trading Volume (in billions)
Consumer	$59	$34	74	$180	$127	42
Institutional	236	151	56	745	596	25
Total Trading Volume	$295	$185	59	$925	$723	28

Trading Volume by crypto asset
Bitcoin	24%	37%	(35)	27%	35%	(23)
Ethereum	22	15	47	15	14	7
XRP	9	2	350	10	2	400
USDT	3	15	(80)	8	11	(27)
Other crypto assets(1)	42	31	35	40	38	5
Total	100%	100%		100%	100%
____________________________________
(1)Includes various other crypto assets, none of which individually represented more than 10% of our total Trading Volume.
For the three and nine months ended September 30, 2025 as compared to 2024, Trading Volume increased primarily reflecting an increase of 66% and 27% in global crypto market spot trading volume (the USD equivalent value of all matched trades transacted between buyers and sellers across all exchanges), as well as due to increases in our share of this market volume for the crypto assets that comprise the majority of our Trading Volume. These increases were offset in part by a decrease of $39.7 billion and $34.9 billion attributed to a decline in our share of stablecoin pair market volume driven by an intentional pricing change made in March of 2025 as we evolved our stablecoin strategy.
Results of Operations

Comparison of the three and nine months ended September 30, 2025 and 2024
Revenue
For the three and nine months ended September 30, 2025, we generated 81% and 84% of total revenue in the U.S. For the three and nine months ended September 30, 2024, we generated 86% and 84% of total revenue in the U.S. No other country accounted for more than 10% of total revenue during the periods presented. International revenue comprised mainly transaction revenue in all periods presented.
Transaction revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Consumer, net	$843,544	$483,261	$360,283	75	$2,588,958	$2,083,245	$505,713	24
Institutional, net	135,009	55,293	79,716	144	294,716	204,309	90,407	44
Other transaction revenue, net	67,707	33,950	33,757	99	189,064	142,593	46,471	33
Total transaction revenue	$1,046,260	$572,504	$473,756	83	$3,072,738	$2,430,147	$642,591	26
% of net revenue	58	51			59	59
Transaction revenue increased for the three and nine months ended September 30, 2025 as compared to 2024, due primarily to:
•an increase in consumer transaction revenue driven by:
◦an increase of $373.7 million and $839.0 million attributed to a 74% and 42% increase in consumer Trading Volume; which for the nine month comparative period, was offset in part by

◦a decrease of $333.3 million attributed to a lower average blended fee rate, primarily due to changes in the mix of Trading Volume from Simple to Advanced trading, as well as growth in Trading Volume from Coinbase One users; and
•an increase in institutional transaction revenue driven primarily by:
◦an increase of $55.1 million and $69.1 million attributed to derivatives trading, due mainly to the acquisition of Deribit; and
◦an increase of $26.3 million and $45.5 million attributed to 56% and 25% growth in institutional Trading Volume.
There were no material changes to note within other transaction revenue.
The percentage of transaction revenue from trading on our platform by crypto asset was as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	%	2025	2024	%

Bitcoin	24%	35%	(31)	26%	32%	(19)
XRP	14	6	133	15	3	400
Ethereum	17	16	6	12	15	(20)
Solana	7	11	(36)	8	6	33
Other crypto assets(1)	38	32	19	39	44	(11)
Total	100%	100%		100%	100%
____________________________________
(1)Includes various other crypto assets, none of which individually represented more than 10% of our total transaction revenue.
Subscription and services revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Stablecoin revenue	$354,661	$246,856	$107,805	44	$984,693	$684,609	$300,084	44
Blockchain rewards	184,647	154,815	29,832	19	525,774	490,883	34,891	7
Interest and finance fee income	64,758	63,987	771	1	187,160	200,050	(12,890)	(6)
Other subscription and services revenue	142,658	90,435	52,223	58	403,034	290,527	112,507	39
Total subscription and services revenue	$746,724	$556,093	$190,631	34	$2,100,661	$1,666,069	$434,592	26
% of net revenue	42	49			41	41
Subscription and services revenue increased for the three and nine months ended September 30, 2025 as compared to 2024, reflecting:
•increases in stablecoin revenue of:
◦$107.1 million and $310.4 million due to higher average USDC balances held in Coinbase products1, on which we earn the vast majority of the interest on the associated reserves; and
◦$79.6 million and $218.9 million due to higher average USDC off-platform balances, on which we earn varying percentages depending on where the USDC is held; offset in part by
1 Includes corporate USDC balances and USDC held on behalf of customers in eligible Coinbase products.

◦a decrease of $79.8 million and $225.6 million due to lower average interest rates, which declined 93 and 95 basis points;
•increases in blockchain rewards for the three months ended comparative period, driven by higher average crypto asset prices, primarily for Ethereum and Solana; and
•an increase in other subscription and services revenue, primarily due to growth of Coinbase One, reflecting a higher number of paid subscribers.
There were no material changes to note within interest and finance fee income.
Other revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Corporate interest and other income	$75,709	$76,596	$(887)	(1)	$226,797	$196,175	$30,622	16
Total other revenue	$75,709	$76,596	$(887)	(1)	$226,797	$196,175	$30,622	16
Other revenue changed for the three and nine months ended September 30, 2025 as compared to 2024, largely reflecting an increase of $22.7 million and $73.7 million due to higher average cash and cash equivalents balances, offset by lower average interest rates earned on these balances, which declined 114 and 98 basis points.
Operating expenses
Certain prior period amounts have been reclassified to conform to the current period presentation.
Transaction expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Blockchain rewards fees	$119,043	$107,576	$11,467	11	$328,221	$327,430	$791	—
Transaction rebates and commissions	42,193	17,679	24,514	139	188,640	48,460	140,180	289
Payment processing and account verification	53,487	30,501	22,986	75	159,464	100,630	58,834	58
Transaction reversal losses	28,983	11,388	17,595	155	96,682	35,790	60,892	170
Other	9,612	4,637	4,975	107	28,598	68,355	(39,757)	(58)
Total transaction expense	$253,318	$171,781	$81,537	47	$801,605	$580,665	$220,940	38
% of net revenue	14	15			15	14
Transaction expense increased for the three and nine months ended September 30, 2025 as compared to 2024, reflecting:
•higher transaction rebates and commissions, primarily those earned by institutional customers providing liquidity on our international exchange, driven by growth in volume;
•an increase in payment processing fees, due primarily to increased volumes of payments processed; and
•an increase in transaction reversal losses primarily driven by higher transaction volume; which for the nine month comparative period, was offset in part by
•a decrease in blockchain transaction fees within other, primarily due to lower average Ethereum gas fees.

There were no material changes to note within blockchain rewards fees.
Technology and development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Employee-related	$271,440	$271,272	$168	—	$749,843	$790,475	$(40,632)	(5)
Website hosting and infrastructure	84,885	60,600	24,285	40	228,468	167,097	61,371	37
Amortization, depreciation, and impairment	37,138	27,489	9,649	35	103,735	89,798	13,937	16
Other	37,122	18,079	19,043	105	91,229	52,191	39,038	75
Total technology and development	$430,585	$377,440	$53,145	14	$1,173,275	$1,099,561	$73,714	7
% of net revenue	24	33			23	27
Technology and development expenses increased for the three and nine months ended September 30, 2025 as compared to 2024, reflecting:
•changes in employee-related expenses driven by lower stock-based compensation expense (see Note 14. Stock-Based Compensation of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details) primarily associated with non-recurring awards, offset in part by an increase due to higher average headcount supporting international expansion and new product initiatives; and
•an increase in website hosting and infrastructure expenses driven by increased capacity to support activity on our platform.
There were no material changes to note within amortization, depreciation, and impairment, or other.
Sales and marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Marketing programs	$88,148	$55,068	$33,080	60	$283,140	$148,405	$134,735	91
USDC rewards	111,570	61,614	49,956	81	314,125	144,739	169,386	117
Employee-related	37,309	39,805	(2,496)	(6)	103,084	113,655	(10,571)	(9)
Other	23,245	8,283	14,962	181	43,451	21,818	21,633	99
Total sales and marketing	$260,272	$164,770	$95,502	58	$743,800	$428,617	$315,183	74
% of net revenue	15	15			14	10
Sales and marketing expenses increased for the three and nine months ended September 30, 2025 as compared to 2024, primarily due to:
•an increase in marketing program expenses largely due to higher digital advertising and brand spend, including corporate sponsorships and go-to-market efforts; and
•an increase in USDC rewards primarily reflecting growth in average customer USDC balances held in Coinbase products2 as we continue to integrate USDC across our products.
There were no material changes to note within employee-related or other.
2 Comprises USDC held on behalf of customers in eligible Coinbase products.

General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Employee-related	$183,869	$154,519	$29,350	19	$498,667	$460,420	$38,247	8
Professional services	76,690	48,444	28,246	58	205,876	138,374	67,502	49
Customer support(1)	44,953	31,263	13,690	44	169,998	79,432	90,566	114
Other	112,934	96,161	16,773	17	291,958	259,512	32,446	13
Total general and administrative	$418,446	$330,387	$88,059	27	$1,166,499	$937,738	$228,761	24
% of net revenue	23	29			23	23
____________________________________
(1)Excludes employee-related and professional services expenses.
General and administrative expenses increased for the three and nine months ended September 30, 2025 as compared to 2024, primarily due to:
•an increase in employee-related expenses primarily due to higher average headcount;
•an increase in professional services due to increased use of legal advisory services, including those relating to business combinations and strategic investments; and
•an increase in customer support costs as a result of increased capacity needs and enhancement of our customer service function.
There were no material changes to note within other.
Gains on crypto assets held for operations, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Gains on crypto assets held for operations, net	$(35,740)	$(142)	$(35,598)	nm	$(10,077)	$(55,484)	$45,407	(82)
_________________
nm - not meaningful
Changes in gains on crypto assets held for operations, net resulted primarily from holding these assets during periods of increasing crypto asset prices. Though both gross inflows and outflows of these assets were $0.3 billion and $1.1 billion during the three and nine months ended September 30, 2025, and $0.2 billion and $1.3 billion during the same periods in 2024, gains and losses on changes in the fair value of the assets were limited as these assets are converted to cash or used for expenses nearly immediately after receipt.
Other operating expense (income), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Platform-related incidents	$47,976	$—	$47,976	nm	$355,350	$32,598	$322,752	990
Other	13,304	(8,556)	21,860	(255)	8,056	(4,395)	12,451	(283)
Total other operating expense (income), net	$61,280	$(8,556)	$69,836	(816)	$363,406	$28,203	$335,203	nm
__________________
nm - not meaningful

Other operating expense (income), net increased for the three and nine months ended September 30, 2025 as compared to 2024, primarily due to losses directly associated with the incident announced on the Current Report on Form 8-K we filed with the SEC on May 15, 2025 (the “Data Theft Incident”), comprising voluntary customer reimbursements and direct legal costs. There were no other material changes to note within other operating expense (income), net.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Interest expense	$21,774	$20,530	$1,244	6	$62,820	$60,108	$2,712	5
There were no material changes to note within interest expense.
(Gains) losses on crypto assets held for investment, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

(Gains) losses on crypto assets held for investment, net	$(423,903)	$120,507	$(544,410)	(452)	$(189,305)	$(210,902)	$21,597	(10)
Changes in (gains) losses on crypto assets held for investment, net during all periods presented resulted primarily from fair value remeasurement of these assets, mainly Bitcoin and Ethereum. The impact of these changes in fair value expanded beginning late in the first quarter of 2025 as we have actively increased our investment in Bitcoin since then.
Other expense (income), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Losses (gains) on investments, net	$400,250	$478	$399,772	nm	$(1,075,198)	$15,141	$(1,090,339)	nm
Other	(19,732)	(40,583)	20,851	(51)	(45,001)	(37,024)	(7,977)	22
Total other expense (income), net	$380,518	$(40,105)	$420,623	nm	$(1,120,199)	$(21,883)	$(1,098,316)	nm
__________________
nm - not meaningful
Other expense (income), net changed for the three and nine months ended September 30, 2025 as compared to 2024, due primarily to the fair value remeasurement of our investment in Circle Internet Group, Inc. following its initial public offering in June 2025. There were no material changes to note within other.
Provision for (benefit from) income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%

Provision for (benefit from) income taxes	$69,591	$(6,914)	$76,505	nm	$481,312	$157,878	$323,434	205
_________________
nm - not meaningful

For the three months ended September 30, 2025 as compared to 2024, the increase in provision for (benefit from) income taxes was primarily due to higher pretax income, partially offset by higher tax benefits from stock-based compensation. For the nine months ended September 30, 2025 as compared to 2024, the increase in provision for (benefit from) income taxes was primarily due to higher pretax income and lower tax benefits from stock-based compensation.
On July 4, 2025, One Big Beautiful Bill Act (“OBBB”) was signed into law in the United States. OBBB includes significant changes to U.S. federal tax law, such as an elective deduction for domestic research and experimental expenditures, and changes to the tax rate on income from non-U.S. sources and subsidiaries. We do not expect OBBB to have a material impact on our effective tax rate and net deferred tax asset balance in 2025.
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
•We believe it is useful to exclude certain items that we do not consider to be normal, recurring, cash operating expenses and therefore, not reflective of our ongoing business operations. For example, we exclude: (i) other expense (income), net, as the income and expenses recognized in this line item are not part of our core operating activities and are considered non-operating activities under GAAP, (ii) gains and losses on crypto assets held for investment because such investments are considered primarily long-term holdings, and (iii) losses directly related to the Data Theft Incident, including voluntary customer reimbursements, direct legal costs, and reward payments, if any, in connection with the threat actor’s arrest and conviction. We do not plan on engaging in regular trading of crypto assets, and, as an operating company, our investing activities in crypto are not part of our revenue generating activities, which are based on transactions on our platform and the sales of subscriptions and services.
•We believe Adjusted EBITDA is useful to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, interest expense, other expense (income), net, and provision for (benefit from) income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired.
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
•net gains or losses on our crypto assets held for investment; and
•other expense (income), net, which represents net gains or losses on investments and other financial instruments, and other non-operating income and expense activity.
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
The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$432,552	$75,495	$1,927,060	$1,287,890
Adjusted to exclude the following:
Provision for (benefit from) income taxes	69,591	(6,914)	481,312	157,878
Interest expense	21,774	20,530	62,820	60,108
Depreciation and amortization	50,078	30,695	117,312	94,523
Stock-based compensation expense	222,069	248,416	608,958	690,854
Data Theft Incident losses	47,976	—	354,630	—
(Gains) losses on crypto assets held for investment, net	(423,903)	120,507	(189,305)	(210,902)
Other expense (income), net(1)	380,518	(40,105)	(1,120,199)	(21,883)
Adjusted EBITDA	$800,655	$448,624	$2,242,588	$2,058,468
__________________
(1)See Note 15. Other Expense (Income), Net of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
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
Cash and cash equivalents and USDC
Our cash and cash equivalents and USDC balances consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents
Cash equivalents(1)	$7,041,586	$6,607,023
Cash held at financial institutions	1,523,895	1,848,700
Cash held at venues	110,794	88,180
Total cash and cash equivalents	$8,676,275	$8,543,903

USDC(2)
USDC not loaned or pledged as collateral	$3,216,243	$743,181
USDC pledged as collateral(3)	423,036	329,832
USDC loaned(3)	57,162	168,795
Total USDC	$3,696,441	$1,241,808
__________________
(1)Cash equivalents consists of money market funds.
(2)USDC is a stablecoin redeemable on a one-to-one basis for U.S. dollars. While not accounted for as cash or cash equivalents, we treat our USDC holdings as a liquidity resource.
(3)USDC pledged as collateral represents assets pledged as collateral against our crypto asset borrowings, which do not meet the criteria for derecognition from our Condensed Consolidated Balance Sheets. USDC loaned represents loaned assets that do not meet the criteria for derecognition from our Condensed Consolidated Balance Sheets. See Note 5. Collateralized Arrangements and Financing of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Long-term debt and other contractual obligations
During the quarter ended June 30, 2025, we reclassified our 2026 Convertible Notes due on June 1, 2026 from non-current liability to current liability.
In August 2025, we issued an aggregate principal amount of $1.5 billion convertible senior notes that mature on October 1, 2032, unless converted, repurchased, or redeemed on an earlier date, and an aggregate principal amount of $1.5 billion convertible senior notes that mature on October 1, 2029, unless converted or repurchased on an earlier date. See Note 10. Long-Term Debt of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details. In August 2025, Moody’s Ratings announced an upgrade of our ratings from B2 to B1 for corporate family and from B1 to Ba2 for guaranteed senior unsecured notes. As of September 30, 2025, our primary contractual obligation remained long-term debt, of which we held $7.3 billion in aggregate principal amount, including $1.3 billion that is due within the next 12 months and classified as a current liability.
Our other contractual obligations increased materially over those as of December 31, 2024, primarily due to entry into office leases and renewal of a multi-year technology services agreement. These obligations arise in the normal course of business and represent material cash requirements. See Note 12. Other Condensed Consolidated Balance Sheets Details, for additional details on leases, and Note 18. Commitments and Contingencies, for additional details on non-cancelable purchase obligations, of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Crypto assets
We hold and use crypto assets for various purposes. Crypto assets held for operations are received in the ordinary course of business and are converted to cash or used to fulfill expenses, primarily blockchain rewards, nearly immediately. In order to facilitate institutional financing, we hold crypto assets we borrow, as well as crypto assets customers pledge as collateral against certain of our loans to them. We do not use these assets as a source of liquidity otherwise. Crypto assets held for investment are primarily long-term holdings and in certain cases fulfill capital requirements set by regulators (see also Capital requirements below). We do not plan to engage in regular trading of these crypto assets but may purchase additional crypto assets for investment as a buy and hold strategy. In case of a liquidity stress event, or for other episodic purposes, which may necessitate the use of these assets, we may change our policy and sell crypto assets held for investment to generate liquidity. During times of instability in the crypto assets market, we may not be able to sell our crypto assets at reasonable prices or at all. Our crypto assets held are considered less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. As of September 30, 2025, we held the following crypto assets: $161.1 million held for operations, $1.0 billion held as collateral, $346.0 million that were borrowed, and $2.6 billion held for investment.
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
Our business model does not expose us to liquidity risk if we have excessive redemptions or withdrawals from customers. As of September 30, 2025, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date.
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
In certain jurisdictions, we are required to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law, at a level equal to at least 100% of the aggregate amount of all customer custodial fund liabilities. Eligible liquid assets can include cash, cash equivalents, customer custodial funds, and in-transit customer receivables. As of September 30, 2025, our eligible liquid assets were greater than the aggregate amount of customer custodial fund liabilities.

Additionally, certain of our subsidiaries are subject to regulatory capital requirements that involve quantitative measures of USDC and crypto asset transactions, as well as USDC and crypto assets under custody. As of September 30, 2025, in aggregate, these subsidiaries were compliant with associated capital requirements of approximately $1.9 billion, which were met by a combination of corporate cash and cash equivalents and certain crypto assets held.
Cash flows
The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(638,768)	$1,592,226
Net cash used in investing activities	(1,652,383)	(232,969)
Net cash provided by financing activities	1,896,096	682,663
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(395,055)	$2,041,920

Change in customer custodial cash and cash equivalents	$(477,907)	$(531,760)
Operating activities
Our largest source of cash provided by operating activities are revenues generated from transaction fees. Our primary uses of cash in operating activities include payments to employees for compensation, marketing programs, website hosting and infrastructure services, and professional services.
Net cash (used in) provided by operating activities decreased by $2.2 billion for the nine months ended September 30, 2025 as compared to 2024 primarily due to:
•a $2.1 billion increase in cash used to purchase USDC, reflecting higher customer demand and to provide liquidity for future customer demand;
•$253.4 million in cash used in 2025 related to the Data Theft Incident, for which impacted customers were voluntarily reimbursed; and
•an overall increase in other cash expenses as we continue to grow our business; offset in part by
•cash provided as a result of the $1.1 billion increase in total revenue.
Investing activities
Net cash used in investing activities increased by $1.4 billion for the nine months ended September 30, 2025 as compared to 2024 as we invested more of our available cash, including:
•$687.6 million in net cash used for business combinations in 2025, primarily due to the completion of the Deribit acquisition in August;
•a $487.7 million increase in cash used for net purchases of crypto assets held for investment; and
•a $231.8 million increase in cash used for the origination of fiat loans, net of repayments, reflecting higher demand for institutional financing products.
Financing activities
Net cash provided by financing activities increased by $1.2 billion for the nine months ended September 30, 2025 as compared to 2024 primarily due to:
•a $1.6 billion net increase in proceeds from long-term debt, driven by the August 2025 issuance of our 2029 Convertible Notes and 2032 Convertible Notes, offset in part by prior year proceeds from the issuance of our 2030 Convertible Notes, less cash paid for associated capped calls; offset in part by
•a $191.6 million increase in cash used to pay taxes related to net share settlement of equity awards.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to our Condensed Consolidated Financial Statements associated with the effect of changes in market factors, including risks associated with interest rates, foreign currency, derivatives, equity investments, and crypto assets. These assets, liabilities, and equities are held for purposes other than trading, except for our marketable investments which are available for trading subject to any associated lock up. There have been no material changes to our market risk exposures from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2024 except for our market risk exposure on our crypto assets held for investment and on our marketable investments.
Market Risk of Crypto Assets
Though the nature of this exposure and the overall implied volatility of the crypto assets underlying this exposure have not changed since December 31, 2024, the number of units we hold and the price of the assets have changed, resulting in a material change in the result of our sensitivity analysis.
Crypto assets held for investment are primarily held long term, and historically, we have not attempted to reduce our market risk exposure associated with these crypto assets. Crypto asset prices have been volatile, as demonstrated by the one year historical volatility of Bitcoin and Ethereum of approximately 50% implied from the annualized standard deviation of daily price returns observed in the past 24 months. A hypothetical 50% increase or decrease in crypto assets prices as of September 30, 2025 and December 31, 2024 would result in a $1.3 billion and $776.5 million impact, respectively, to the value of our Crypto assets held for investment and would have been recorded as gains or losses in our Condensed Consolidated Statements of Operations. The increase in the hypothetical gains or losses since December 31, 2024 primarily reflects changes in the prices of Bitcoin and Ethereum and an increase in the units of each that we hold, as we increased our investment in crypto assets during the nine months ended September 30, 2025, deploying available cash.

Other Investment Risk
Marketable Investment Risk
We hold marketable investments measured and recorded at fair value on a recurring basis, exposing us to risk that the fair value of these securities will decline due to changes in market prices. These marketable investments are available for trading subject to any associated lock up. We have not attempted to reduce our market risk exposure associated with these investments. As of September 30, 2025, our marketable investments were $1.1 billion. No marketable investments were held as of December 31, 2024. Adjustments to the fair value of these investments, as well as realized gains on sales of these investments, are recorded in Other expense (income), net in our Condensed Consolidated Statements of Operations. See Note 13. Fair Value Measurements and Note 15. Other Expense (Income), Net for additional details.
Changes in market prices of our marketable investments could materially impact our future results of operations and cash flows, the impact of which is difficult to predict as it depends on market factors that we cannot forecast with reliable accuracy, including due to lack of extended price history for our largest holding as the entity recently entered the public market, and its high price volatility since public debut. In addition, this holding, which comprises nearly all of our marketable investments at September 30, 2025, is subject to standard post-initial public offering restrictions as to disposition, limiting our flexibility to change strategy with respect to this holding based on changes in market conditions or other circumstances. The restriction for the vast majority of these securities ends on the earlier of (i) the date that is the second trading day after the entity publicly announces its earnings for the quarter ended September 30, 2025 and (ii) December 1, 2025. If an adverse 10% fair value remeasurement was applied to our marketable investment holdings as of September 30, 2025, it would result in a $109.3 million loss within Other expense (income), net in our Condensed Consolidated Statements of Operations.
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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
While we support a diverse portfolio of crypto assets for trading, staking and custody, our net revenue is concentrated in a limited number of areas, such as transactions in Bitcoin and Ethereum for transaction revenue and stablecoin revenue in connection with USDC for subscription and services revenue. For the nine months ended September 30, 2025 and the year ended December 31, 2024, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the trading of Bitcoin and Ethereum; these trading pairs drove approximately 42% and 44% of total Trading Volume on our platform during these periods, respectively. In addition to the factors impacting the broader cryptoeconomy described in this section, our revenue may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
Governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the cryptoeconomy generally, and crypto asset platforms in particular. Other companies’ failures of risk management and other control functions, including those that played a role in the 2022 Events, could contribute to stricter oversight of crypto asset platforms and the cryptoeconomy. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the cryptoeconomy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. For example, in November 2023, the New York Department of Financial Services (“NYDFS”) adopted guidance regarding the policies and procedures required for virtual currency business entities licensed in New York, such as Coinbase, Inc. Future changes to applicable local laws and regulatory guidance and other applicable state law guidance regarding virtual currency business activity could result in changes to our business in such states as well as the risk of increased operational costs and the risk of enforcement actions. If we are unable to comply with any new requirements, our ability to offer our products and services in their current form may be adversely affected. Additionally, under recommendations from the Financial Crimes Enforcement Network (“FinCEN”), and the Financial Action Task Force, the United States and several foreign jurisdictions have or are likely to impose the Funds Transfer Rule (commonly referred to as the Travel Rule) on financial service providers in the cryptoeconomy. We may face substantial costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. In October 2023, FinCEN released a proposed rule that identifies virtual currency “mixing” as a class of transactions of primary money laundering concern and imposes heightened recordkeeping and reporting obligations for financial institutions with respect to those transactions. There are substantial uncertainties regarding the scope of these requirements in practice, and we may face substantial costs to operationalize and comply with these rules.
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
Our existing competitors have, and our potential competitors are expected to have, competitive advantages over us, such as:
•the ability to trade crypto assets and offer products and services, including non-crypto financial products and services, that we do not support or offer on our platform (due to constraints from regulatory authorities, our financial institution partners, and other factors) such as tokens that constitute securities or derivative instruments under U.S. or foreign laws;
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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, intellectual property, privacy, information security, data protection, advertising, and securities. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. For a description of our material litigation, regulatory investigations, and other proceedings, see Note 18. Commitments and Contingencies of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty and may result in:
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
We hold cash and store crypto assets on behalf of our customers and hold fiat and crypto for corporate investment and operating purposes. In addition, following the acquisition of Coinbase Asset Management, formerly One River Digital Asset Management (“CBAM”), we additionally store an immaterial amount of cryptocurrencies at third-party custodians for asset management products. Further, following our acquisition of Deribit, certain amounts of cryptocurrencies are stored at third-party custodians to support trading activity on Deribit’s platform.
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
To mitigate the risks associated with the loss or theft of keys, we utilize both hot wallets and cold wallets in our custodial solutions. We actively manage wallet balances and generally seek to hold no more than 2% of custodied assets in hot wallets at any given time. Cold wallet private key materials are stored and secured at facilities within the United States and internationally. We store the substantial majority of our own crypto asset holdings utilizing the same storage solutions that we provide to our customers. In limited cases, we use storage solutions not offered to our customers to store immaterial amounts of crypto held for corporate purposes outside of our core custodial product offerings. Additionally, both Deribit and our CBAM offering utilizes both Coinbase and third parties as custodians.
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
From time to time we have been, and may in the future be, subject to claims and disputes with our customers with respect to our products and services, such as regarding the execution and settlement of crypto asset trades, fraudulent or unauthorized transactions, account takeovers, deposits and withdrawals of crypto assets, failures or malfunctions of our systems and services, or other issues relating to our products and services. For example, during periods of heavy Trading Volumes, we have received increased customer complaints. Additionally, the ingenuity of criminal fraudsters, combined with many consumer users’ susceptibility to fraud, may cause our customers to be subject to ongoing account takeovers and identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and, in any case, require continuous improvement and optimization for continually evolving forms of fraud to be effective. There can be no guarantee that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our customers, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor customer experiences, including indefinite account inaccessibility for some of our customers, which increases our customer support costs and can compound damages. We could incur significant costs in compensating our customers, such as if a transaction was unauthorized, erroneous, or fraudulent. We could also incur significant legal expenses resolving and defending claims, even those without merit. To the extent we are found to have failed to fulfill our regulatory obligations, we could also lose our authorizations or licenses or become subject to conditions that could make future operations more costly, impair our ability to grow, and adversely affect our business, operating results, and financial condition. We currently are, or may in the future become, subject to investigation and enforcement action by state, federal, and international consumer protection agencies, including the Consumer Financial Protection Bureau, the Federal Trade Commission (the “FTC”), state agencies and attorneys general in the United States, the U.K. Financial Conduct Authority, the U.K. Financial Ombudsman Service, and the U.K. Office of Fair Trading, each of which monitors customer complaints against us and, from time to time, escalates matters for investigation and potential enforcement against us.
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
We may not be able to generate sufficient cash to service our debt and other obligations, including our obligations under the 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and Senior Notes.
Our ability to make payments on our indebtedness, including the 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and Senior Notes, and our other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to attain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including each series of the 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and Senior Notes, and other obligations.
If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of our debt obligations prior to maturity. Our ability to refinance or restructure our debt and other obligations will depend upon the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Statutory, contractual or other restrictions may also limit our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us. For these reasons, we may not have access to any assets or cash flows of our subsidiaries to make interest and principal payments on each series of the 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and Senior Notes.
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
We have a substantial amount of indebtedness and other obligations, which could adversely affect our financial position and prevent us from fulfilling our obligations under the 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and Senior Notes.
We have a substantial amount of indebtedness and other obligations. As of September 30, 2025, we had approximately $7.28 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $1.74 billion of our Senior Notes, $1.27 billion of our 2026 Convertible Notes, $1.50 billion of our 2029 Convertible Notes, $1.27 billion of our 2030 Convertible Notes, and $1.50 billion of our 2032 Convertible Notes.
Our substantial indebtedness and other obligations may:
•make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032, Convertible Notes, Senior Notes, and our other obligations;

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
For example, as a result of our acquisition of Deribit in August 2025, we now provide additional cryptocurrency products and services internationally, including options and perpetual swaps. If we are unable to successfully integrate Deribit, obtain and maintain required regulatory approvals, or comply with evolving U.S. and international crypto and derivatives regulations applicable to our expanded operations and products, we could be required to modify or discontinue certain offerings, face limitations on our ability to onboard or serve customers in key markets, incur substantial compliance and remediation costs, or be subject to penalties and other enforcement actions, any of which could adversely affect our business, operating results, and financial condition.

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
As a financial institution licensed to, among other things, engage in money transmission in the United States, to conduct virtual currency business activity in New York, and issue electronic money in the United Kingdom, Dubai, and the European Union, we are subject to strict rules governing how we manage and hold customer fiat currency, stablecoins, and crypto assets. We maintain complex treasury operations to manage and move customer fiat currency and crypto assets across our platforms and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency and crypto asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements. In addition, regulators may increase the amount of capital reserves that we are required to maintain for our operations, as has happened in the past, which may lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services, margin trading, lending functions, and the addition of new payment rails increase these risks.
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
We frequently engage in a wide variety of transactions and maintain relationships with a significant number of crypto projects, their developers, members of their ecosystem, and investors. These transactions and relationships could create potential conflicts of interests in management decisions that we make. For instance, certain of our officers, directors, and employees are active investors in crypto projects themselves, and may make investment decisions that favor projects that they have personally invested in. Many of our large stockholders also make investments in these crypto projects. In addition, our co-founder and Chief Executive Officer, Mr. Armstrong, is involved in a number of initiatives related to the cryptoeconomy and more broadly. For example, Mr. Armstrong currently serves as the chief executive officer of ResearchHub Technologies, Inc., a scientific research development platform. This and other initiatives he is involved in could divert Mr. Armstrong’s time and attention from overseeing our business operations which could have a negative impact on our business. Moreover, we may in the future be subject to litigation as a result of his involvement with these other initiatives.
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
•issuance of shares of our Class A common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, and 2032 Convertible Notes;
•repurchases under the Repurchase Program (as defined below) on unfavorable terms or at all;
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
We cannot guarantee that the Repurchase Program will be fully consummated or that such program will enhance the long-term value of our Class A common stock price.
In October 2024, our board of directors authorized and approved a share repurchase program, which provided for the repurchase of up to $1.0 billion of our outstanding Class A common stock without expiration, and in October 2025, our board of directors (i) increased the aggregate repurchase authorization under the program from $1.0 billion to $2.0 billion and (ii) expanded the scope of the repurchases to include a portion of the aggregate principal amount of our outstanding 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and both series of Senior Notes (collectively, the “Notes”) (as modified, the “Repurchase Program”). Repurchases may be made from time to time in the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in privately negotiated transactions, in a tender offer, or by other methods in accordance with the applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and other considerations, and will be made at our discretion. The Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our Class A common stock or Notes and may be modified, suspended, or discontinued at any time.
The Repurchase Program could affect the price of our Class A common stock and increase the volatility thereof. Price volatility may cause the average price at which we repurchase our Class A common stock or Notes in a given period to exceed the stock’s price at a given point in time. There can be no assurance that the Repurchase Program will have a positive impact on our Class A common stock price or net income (loss) per share. Important factors that could cause us to discontinue or decrease repurchases under the Repurchase Program include, among others: unfavorable market conditions; the market price of our Class A common stock; the nature of other investment or strategic opportunities presented to us from time to time; our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to effect repurchases; and the availability of funds necessary to fulfill such repurchases.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
In connection with the Company’s acquisition of Sentillia B.V., a private limited liability company organized under the laws of the Netherlands (“Deribit”), on August 14, 2025, the Company issued 10,997,856 shares of its Class A common stock (the “Deribit Shares”) to certain former stockholders of Deribit, as partial consideration for the Company’s acquisition of the outstanding capital stock of Deribit. The Deribit Shares were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) in a transaction by an issuer not involving a public offering. The Company subsequently filed a prospectus supplement to its effective shelf registration statement on Form S-3 (File No. 333-287084) for the purpose of registering the Deribit Shares for resale or other disposition.
Issuer Purchases of Equity Securities
In October 2024, the Company’s board of directors authorized and approved a share repurchase program, which provided for the repurchase of up to $1.0 billion of the Company’s outstanding Class A common stock without expiration and in October 2025, the Company’s board of directors (i) increased the aggregate repurchase authorization under the program from $1.0 billion to $2.0 billion and (ii) expanded the scope of the repurchases to include a portion of the aggregate principal amount of the Company’s outstanding 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and Senior Notes (collectively, the “Notes”) (as modified, the “Repurchase Program”). The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of the Company’s Class A common stock or Notes and may be modified, suspended, or discontinued at any time. As of September 30, 2025, no securities have been repurchased under the Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended September 30, 2025, two of the Company’s non-employee directors and four of the Company’s officers adopted a Rule 10b5-1 Plan. All such Rule 10b5-1 Plans were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.
On August 7, 2025, Frederick Ernest Ehrsam III, a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “Ehrsam Plan”) providing for the potential sale of up to 2,543,770 shares of Class A common stock issuable upon the conversion of shares of Class B common stock owned by The Frederick Ernest Ehrsam III Living Trust, of which Mr. Ehrsam is trustee, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Ehrsam Plan, between an estimated start date of November 6, 2025 and October 30, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Ehrsam Plan or the occurrence of certain events set forth therein.

On August 7, 2025, Fred Wilson, a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “Wilson Plan”) providing for the potential sale of up to 64,973 shares of Class A common stock owned by Mr. Wilson and his spouse, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Wilson Plan, between an estimated start date of November 6, 2025 and November 1, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Wilson Plan or the occurrence of certain events set forth therein.
On August 12, 2025, Emilie Choi, the Company’s President and Chief Operating Officer, entered into a Rule 10b5-1 Plan (the “Choi Plan”) providing for the potential sale of up to 1,829,786 shares of Class A common stock (i) owned by Ms. Choi, including upon the vesting and settlement of restricted stock units and performance restricted stock units for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock and (ii) held by the Starvurst Exempt Trust, of which Ms. Choi’s spouse is a co-trustee, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Choi Plan, between an estimated start date of November 11, 2025 and December 31, 2026. The Choi Plan provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding restricted stock units and performance restricted stock units, net of any shares withheld or mandatorily sold by the Company to satisfy applicable tax obligations. The number of shares to be withheld or mandatorily sold by the Company, and therefore the exact number of shares to be sold pursuant to the Choi Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be withheld or mandatorily sold by the Company upon future vesting events.
On August 15, 2025, Brian Armstrong, the Company’s Chief Executive Officer and a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “Armstrong Plan”) providing for the potential sale of up to 3,753,924 shares of Class A common stock owned by Mr. Armstrong upon the exercise of vested stock options, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Armstrong Plan, between an estimated start date of November 17, 2025 and November 13, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Armstrong Plan or the occurrence of certain events set forth therein.
On August 29, 2025, Paul Grewal, the Company’s Chief Legal Officer and Secretary, entered into a Rule 10b5-1 Plan (the “Grewal Plan”) providing for the potential sale of up to 191,910 shares of Class A common stock owned by Mr. Grewal, including upon the vesting and settlement of restricted stock units for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock plus an additional undetermined number of shares of Class A common stock to be received by Mr. Grewal upon the future grant, vesting, and settlement of restricted stock units for shares of Class A common stock, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Grewal Plan or, in certain circumstances, at the market price, between an estimated start date of December 26, 2025 and December 31, 2026. The Grewal Plan provides for the sale of shares of Class A common stock to be received by Mr. Grewal upon the future grant, vesting and settlement of restricted stock units for shares of Class A common stock and also provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding restricted stock units, net of any shares withheld or mandatorily sold by the Company to satisfy applicable tax obligations. The number of shares (i) to be received by Mr. Grewal upon the future grant, vesting, and settlement of restricted stock units for shares of Class A common stock and (ii) to be withheld or mandatorily sold by the Company, and therefore the exact number of shares to be sold pursuant to the Grewal Plan, can only be determined upon the occurrence of future events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without (i) including any shares to be sold upon the future vesting and settlement of any restricted stock units that have not yet been granted and (ii) subtracting any shares to be withheld or mandatorily sold by the Company upon future vesting events.

On September 3, 2025, Alesia Haas, the Company’s Chief Financial Officer, entered into a Rule 10b5-1 Plan (the “Haas Plan”) providing for the potential sale of up to 736,612 shares of Class A common stock owned by Ms. Haas, including upon the vesting and settlement of restricted stock units for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock and the number of shares of Class A common stock necessary to cover the exercise price, taxes, commissions and fees associated with the exercise of stock options owned by Ms. Haas, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Haas Plan, between an estimated start date of January 2, 2026 and December 31, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Haas Plan or the occurrence of certain events set forth therein. The Haas Plan provides for the sale of shares of Class A common stock (i) net of certain shares sold pursuant to Ms. Haas’ prior Rule 10b5-1 Plan dated August 29, 2024 (the “Prior Haas Plan”) and (ii) to be received upon the future vesting and settlement of certain outstanding restricted stock units, net of any shares withheld or mandatorily sold by the Company to satisfy applicable tax obligations. The number of shares to be sold under the Prior Haas Plan or to be withheld or mandatorily sold by the Company, and therefore the exact number of shares to be sold pursuant to the Haas Plan, can only be determined upon the occurrence of future sales under the Prior Haas Plan or future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares sold under the Prior Haas Plan or to be withheld or mandatorily sold by the Company upon future vesting events.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of August 8, 2025, between Coinbase Global, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-40289	4.1	8/8/2025
4.2	Form of 0% Convertible Senior Notes due 2029 (included in Exhibit 4.1).	8-K	001-40289	4.2	8/8/2025
4.3	Indenture, dated as of August 8, 2025, between Coinbase Global, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-40289	4.3	8/8/2025
4.4	Form of 0% Convertible Senior Notes due 2032 (included in Exhibit 4.3).	8-K	001-40289	4.4	8/8/2025
10.1	Form of Capped Call Transaction Confirmation.	8-K	001-40289	10.1	8/8/2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted as in iXBRL and contained in Exhibit 101					X
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

COINBASE GLOBAL, INC.

Date: October 30, 2025	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: October 30, 2025	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)