Form 10-K
period 2025-12-31
Coinbase Global, Inc.
filed 2026-02-12
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40289
Coinbase Global, Inc.
(Exact name of registrant as specified in its charter)

Texas	One Madison Avenue Suite 2400 New York, NY	10010	46-4707224
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)[1]	(Zip Code)	(I.R.S. Employer Identification No.)
Not Applicable
(Registrant's telephone number, including area code)1
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00001 par value per share	COIN	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐   No   ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $74.2 billion based on the closing sales price of the registrant’s Class A common stock as reported on Nasdaq Global Select Market on that date.
As of February 5, 2026, the number of shares of the registrant's Class A common stock outstanding was 223,041,278 and the number of shares of the registrant's Class B common stock outstanding was 41,033,891.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

1 We are a remote-first company. Accordingly, we do not maintain a headquarters. We are including this address solely for the purpose of satisfying the Securities and Exchange Commission’s request. Shareholder communications may also be sent to the email address: secretary@coinbase.com.

Glossary
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
•Block: A structured batch of transactions, analogous to a digital page in a ledger. Blocks that are added to an existing blockchain as transactions are processed and ordered by network. For example, depending on the blockchain, blocks may be produced by miners, validators, or sequencers.
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
•Decentralized applications: Applications that run on a decentralized network, typically using blockchain technology.
•DeFi: Short for Decentralized Finance. Peer-to-peer software-based network of protocols that can be used to facilitate traditional financial services like borrowing, lending, trading derivatives, insurance, and more through smart contracts.
•Ethereum: A decentralized global computing platform that supports smart contract transactions and peer-to-peer applications.
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
•Onchain economy: A new open financial system built onchain.
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
•Self-custodial wallet: A self-custodial wallet, also known as a self-hosted wallet, is a type of cryptocurrency wallet where the user holds the private keys, instead of a third-party.
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
For additional information regarding our key business metrics, which include Monthly Transacting Users, Assets on Platform, Trading Volume, and Net Income as well as our use of Adjusted EBITDA, a non-GAAP financial measure, see the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” in Part II, Item 7 of this Annual Report on Form 10-K.

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
•anticipated trends, growth rates, and challenges in our business, the onchain economy, the price, and market capitalization of crypto assets and in the markets in which we operate;
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
•We operate in a highly competitive industry and our business, operating results, and financial condition could be adversely affected if we are unable to compete effectively;
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
We are working to update the century-old financial system by providing a trusted platform that makes it easy for our customers to engage with crypto assets. In December 2025, we took a major step forward to becoming the Everything Exchange—dramatically expanding the assets available to trade on Coinbase, including stocks, commodity futures, perpetual futures, and prediction markets. Our goal is to create a comprehensive, seamless experience for retail users, institutions, and developers to engage in the future of finance.
We differentiate ourselves from our competition with:
•Trust: We are deeply invested in building the most secure and compliant platform. We hold customer assets one-to-one at all times.
•Ease of use: We build easy-to-use products that our customers love. We obsess over quality and craft. We strive to make financial transactions easy.
Our Business
We offer products primarily to three customer groups:
•Consumers: Retail customers seeking to hold, invest or trade crypto assets, as well as a growing set of trading offerings such as equities, prediction markets, and derivatives. Consumers use Coinbase as a primary account for crypto-enabled financial services, and to engage onchain.
•Institutions: Businesses including market makers, asset managers, hedge funds, banks, wealth platforms, registered investment advisors, payment platforms, and public and private corporations. These customers use our products to custody and trade crypto or crypto derivatives.
•Developers: Businesses, including technology companies, financial institutions (such as banks, fintechs, and retail brokers), and payment firms. These customers leverage the Base Chain and Coinbase Developer Platform to build, and scale crypto-enabled products.
Our platform serves as a secure and compliant on-ramp to the onchain economy and enables our customers to use their crypto assets in both first and third-party product experiences. Our business consists of products that we monetize through transaction fees, such as our consumer trading product suite, as well as subscription products, such as our stablecoin products. We describe these products below. Throughout this Annual Report on Form 10-K, we will refer to our full suite of products and offerings as our platform or platforms.
Transaction products
Consumer trading
Our platform is designed to serve a wide variety of consumers, whether they are buying their first crypto asset or are advanced traders. In 2025, we expanded our trading products beyond spot crypto as we built out the Everything Exchange. We now offer stocks, commodity futures, perpetual futures, and prediction markets. Our vision for the Everything Exchange is to offer a single platform to trade any asset, anywhere in the world. We offer our trading products through two trading experiences:

•Simple trade: Our Simple trading experience offers customers the ability to buy and sell crypto assets, stocks, futures, and prediction markets using the basic interface of our platform. Simple trading focuses on consumers of all experience levels who are prioritizing ease of use.
•Advanced trade: Our Advanced trading experience offers traders access to spot and derivatives order books, real-time market information through interactive charts, a live trade history on the Advanced trade view, and other trading tools. Advanced trading focuses on sophisticated traders who are prioritizing a robust set of features to meet their more complex needs and higher volume.
We charge fees from consumers trading on our platform, including through volume-based transaction fees and a spread depending on the type of trade. Simple trading and Advanced trading fees differ due to both the typical nature of the transactions and unique benefits of each offering. Generally, Simple trading fees are higher than those on Advanced trading.
Institutional Trading and Markets
We service institutional customers via Coinbase Prime, which is our full-service prime brokerage platform where our institutional customers can access deep pools of liquidity across a network of trading venues. We offer volume-based pricing and charge a transaction fee for executed trades.
We also provide market infrastructure in the form of exchanges for customers to trade spot and derivatives. We currently operate four exchanges: the Coinbase Exchange, the Coinbase International Exchange, the Coinbase Derivatives Exchange, and the Deribit Exchange. These exchanges charge a volume-based transaction fee for executed trades.

Exchanges	Products	Assets(1)
Coinbase Exchange	Spot trading	360+ crypto assets
Coinbase International Exchange	Perpetual futures, Spot	200+ crypto assets
Coinbase Derivatives Exchange	Dated futures, Perpetual-style futures	35+ futures (crypto, commodities, equity indices)
Deribit	Options, Perpetual futures, Dated futures, Spot	15+ crypto assets
__________________
(1)Figures are reported as of the filing date of this Annual Report on Form 10-K.
Deribit is the global leader in crypto options trading by volume and open interest. Deribit accelerates both our international expansion ambitions and our derivatives offerings.
Other transaction products
•Base: Base is a decentralized L2 Ethereum blockchain offering fast, low-cost, global onchain transactions. Base has processed billions of transactions since launch and supports an expanding ecosystem of onchain applications across capital markets, trading, payments, and more. Our goal for Base is to bring one million developers and one billion users onchain to build a global economy. Coinbase generates revenue from sequencer fees paid each time a transaction is processed on the Base blockchain.
•Base App (formerly Coinbase Wallet): The Base App is a self-custodial wallet product. It is the evolution of our prior Coinbase Wallet offering, which we offer globally, subject to applicable laws and app availability. The Base App integrates trading, payments, a social feed, and access to decentralized applications. Built on open protocols, users maintain ownership of their identity, assets, and social connections across the onchain ecosystem. Base App users have sole control over the cryptographic keys to access their assets, which are stored directly on their mobile devices or personal storage accounts and not with a centralized entity. Coinbase is unable by default to assist in recovery if a user loses access to their wallet, because the cryptographic key is unilaterally controlled by the user. Users do, however, have an option in the Base App to add a recovery signer that would allow them to recover access.

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
In 2018, we partnered with Circle Internet Financial, LLC (“Circle”) to launch USDC, with the goal of driving global, mainstream adoption of stablecoins. Circle and its affiliate, Circle Internet Financial Europe SAS, are the issuers of USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars, and Circle Internet Financial Europe SAS is the issuer of EURC, a stablecoin redeemable on a one-to-one basis for Euros. In August 2023, we entered into an updated arrangement with Circle to (i) support USDC; (ii) help drive long-term success of the stablecoin ecosystem; and (iii) share in the economics of the reserves backing stablecoins in circulation both on and off our platform (the “Circle Agreement”). Pursuant to the Circle Agreement, Circle is the issuer of USDC, holds the relevant trademarks which we can use, and pays us for our role in the growth of USDC: the greater the proportion of USDC in circulation generally and on our platform, the greater our revenue generated under the Circle Agreement.
The Circle Agreement has an initial three-year term. Upon completion of the initial term, we and Circle will discuss in good faith whether any modifications to the Circle Agreement are warranted. If such modifications are not agreed upon, the Circle Agreement will automatically renew for additional three-year terms unless we or Circle fail to meet the conditions specified in the Circle Agreement. These conditions are the satisfaction of a Product Threshold, a Company Threshold, and a Reseller Threshold (as defined in the Circle Agreement). If the conditions are satisfied, the Circle Agreement cannot be terminated.
Separate from any renewal, there are certain circumstances under which the parties could initiate a restructuring of the agreement. In such an event, if an amendment or restructuring is not possible or Circle does not make payments to us following such a restructuring period, we can require the assignment of certain trademarks by Circle to us, which would then impact the arrangement between the parties and Circle’s ability to issue other U.S. dollar-denominated stablecoins.
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
Historically, we have observed that customers holding USDC on our platform are more likely to use our other products, such as trading. Therefore, where permitted, we pay rewards to both Coinbase One subscribers as well as institutional customers who hold USDC to incentivize on-platform use and deeper engagement with our product suite.
Blockchain Rewards
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
We provide an onchain staking service, which allows our customers to stake their assets with a few clicks. Our customers maintain full ownership of their crypto assets while earning staking rewards. Customers who stake their assets receive rewards, paid out by applicable blockchain protocols, in the form of the network’s crypto asset. The rewards rates, expressed as an annual percentage yield, vary by asset. In return for the services we provide, we earn a fixed percentage commission on all staking rewards received.
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
Subject to jurisdiction, we support eight staking assets through our platform for consumers as of December 31, 2025: Cardano (ADA), Avalanche (AVAX), Cosmos (ATOM), Polkadot (DOT), Ethereum (ETH), MATIC (POL), Solana (SOL), and Tezos (XTZ). As of December 31, 2025, approximately $7.5 billion worth of these assets were held on behalf of individual consumers staked through our platform, as measured in U.S. dollar equivalents.
For our institutional customers, our staking process varies by customer. In addition to operating our own validator nodes to provide staking services, we also provide institutional customers access to validator nodes operated by third-party service providers. Institutional customers receive rewards directly from the protocol. The fees we charge to institutional customers depend on the customer agreement and the selected service. As of December 31, 2025, over $15.2 billion worth of assets were staked by institutional customers through Coinbase Prime, as adjusted to USD.
We also operate a cbETH token wrapping service. cbETH is an Ethereum-based “wrapped staking token” that represents ownership of ETH staked through our platform. Eligible customers can obtain cbETH tokens by wrapping their staked ETH or by purchasing cbETH tokens on our exchange or on third-party exchanges. A cbETH holder can sell or transfer their cbETH within the Coinbase app or send cbETH to a self-custodial wallet or to other addresses on the Ethereum blockchain. Selling or otherwise transferring cbETH automatically transfers ownership of the underlying staked ETH, along with any rewards earned.
There are risks associated with our staking services, which are described in the risk factor in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K: “We may suffer losses due to staking, delegating, and other related services we provide to our customers.”
Institutional financing
Financing is an increasingly important offering to our institutional customers. We offer integrated financing products and services to institutional customers that meet our credit criteria to access liquidity for their hedging, trading, and working capital needs. Our lending product set includes tools to allow clients to trade in real time, products that enable leverage and ability to short sell across our Prime and Markets offerings, and structured loans supporting client working capital and other needs.
In addition to lending, we borrow fiat, crypto assets, and stablecoins from third parties, including eligible institutional customers, to facilitate our financing products. We also offer a managed lending product for eligible institutional customers under our Agency Lending offering.

The terms of our lending and borrowing arrangements may vary modestly from customer to customer. For additional information, see Note 5. Collateralized Arrangements and Financing of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and Risk Factors—We provide secured loans to our customers, which exposes us to credit risks and may cause us to incur financial or reputational harm included in Part I, Item 1A of this Annual Report on Form 10-K.
Custodial Interest
We earn interest on customer custodial funds held at third-party depository institutions, which is influenced by customer funds on our platform and prevailing interest rates.
Other subscription and services products
•Custody: Through Coinbase Prime, we offer an institutional-grade custody platform with a highly secure cold storage solution both within the United States and globally. We charge institutions a separate fee based on the total assets stored in custody on our platform. For example, we serve as a custodian for several Bitcoin and Ethereum ETF issuers. We now also offer an orchestrated hot wallet custody solution, enabling faster transaction execution and enhanced liquidity while maintaining institutional-grade security. We do not charge our consumers a separate fee to securely store their crypto assets on our platform.
•Coinbase One: Coinbase One is a consumer subscription product for which consumers pay a monthly or annual fee to unlock a variety of benefits, including limited reduced transaction fee trading, USDC rewards, higher staking rewards than non-Coinbase One subscribers, priority customer service support, and offers from third-party partners. In 2025, we launched an additional subscription tier, Coinbase One Basic, offering consumers essential benefits for a lower subscription fee. There are now three membership tiers under Coinbase One: Basic, Preferred, and Premium. We also launched the Coinbase One credit card in 2025, allowing users to earn up to 4% Bitcoin back on every purchase. Consumers are able to increase their rewards rate by increasing their balances held on the platform. Coinbase One serves two purposes: generating recurring subscription revenue and deepening user engagement across our product suite. We generate direct revenue from Coinbase One subscription fees. Coinbase One users engage with the rest of our product suite, generating trading revenue, staking commission, credit card interchange fees, and more.
•Coinbase developer platform: Coinbase developer platform (“CDP”) is an infrastructure solution that provides businesses of all sizes with a single entry point to build and scale crypto offerings onchain. By consolidating payments, trading, wallets, and stablecoins into a single onboarding flow and offering self-serve application programming interfaces, software development kits, and tools, CDP simplifies the integration of crypto functionality into products, enabling faster and more efficient adoption of blockchain technology.
Trusted crypto platform
Coinbase is the most trusted crypto platform.
We place great importance on securely storing crypto assets, and we have policies and procedures to help ensure the proper storing of the crypto assets we hold on behalf of our customers and for our own investment and operating purposes. When customers use our platform, their assets remain their assets.
Our products, services and educational offerings incorporate a holistic, customer-centric set of digital engagement practices, including educational content and notifications, which are designed, in part, to promote financial literacy and awareness and to provide customers with guidance and information to help them make better informed decisions. Examples of these offerings include, among others: (i) educational materials, including but not limited to an online collection of how-to guides and tutorials (ii) in-app engagement, including features designed to enable consumers to start small and build crypto asset holdings with confidence over time, including through rewards to customers in connection with the completion of certain milestones, (iii) sweepstakes, and (iv) differentiated marketing, including paid digital and social media marketing campaigns, as well as email campaigns, search engage optimization, in-app banners, push and pop-up notifications, paid search marketing, and affiliate marketing.
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
We appropriately ledger, properly segregate, and maintain separate accounts for our corporate crypto assets and customers’ crypto assets. With respect to Coinbase entities that provide cold storage custody services, such as Coinbase Custody Trust Company, LLC (“CCTC”) and Coinbase Luxembourg S.A. (which is required to hold its client assets in segregated cold storage under the Markets in Crypto Assets regulation (“MiCA”)), crypto assets are held separately in dedicated addresses and managed using a proprietary combination of software and hardware security modules. For Coinbase entities that provide crypto trading services, such as Coinbase, Inc., crypto assets are held in an omnibus manner on the blockchain and separately recorded using a ledger system. As a U.S. public company, we are required to undergo annual audits and quarterly reviews, which require that our independent registered public accounting firm reviews and audits our internal controls and reconciliation processes. Our various user, custody, and client agreements outline the applicability of Uniform Commercial Code (“UCC”) Article 8 to crypto assets under custody. UCC Article 8 provides that financial assets held in the United States by Coinbase for its customers are not property of Coinbase and not subject to claims of our general creditors.
We utilize both hot wallets and cold wallets in our custodial solutions. We actively manage wallet balances and generally seek to hold no more than 2% of assets under custody in hot wallets at any given time. Cold wallet private key materials are stored and secured at facilities within the United States and internationally. We store the substantial majority of our own crypto asset holdings utilizing the same storage solutions that we provide to our customers. In limited cases, we use storage solutions not offered to our customers to store immaterial amounts of crypto assets held for corporate purposes outside of our core custodial product offerings. Deribit and Coinbase Asset Management utilize Coinbase custody services and third parties as custodians.
A key risk mitigation measure we utilize is ensuring that wallet private keys are never stored in plaintext format in any location. The cryptographic consensus of multiple human approvers is required to decrypt a private key for both hot and cold wallets. No single individual can control or operate Coinbase’s wallet private keys. To the extent a customer withdrawal requires movement of assets from a cold wallet, authority to release proceeds from the cold wallet resides with a geographically distributed team of professionals, all of whom are subject to enhanced background checks.
We perform internal audits of the private key management process and reconciliations between Coinbase wallets and third-party blockchain data. Coinbase, Inc. and CCTC, the two subsidiaries that custody the majority of crypto assets on platform, are periodically examined by regulators, including the

New York State Department of Financial Services (“NYDFS”) and various states in which such entities hold money transmission licenses. In the event of an insurable loss of assets for which we file a claim, we may be expected to provide insurance claim investigators access to inspect the assets under custody and supporting systems.
We do not use third-party sub-custodians, where one custodian holds assets on behalf of another custodian, for the management and storage of digital assets. In accordance with applicable state money transmitter laws, we hold U.S. customers’ USD cash at FDIC-insured depository institutions, NCUSIF-insured credit unions, and in money market funds in accounts explicitly named to further demonstrate that we are holding the funds as custodian. We believe the terms of the relevant account agreements to be comparable to those offered to similar companies.
Other policies and procedures
We also have policies in place to help us govern accounting controls, including customer account initiations and reconciliations, and to help prevent improper self-dealing and other conflicts of interest between us and our customers on our platform. When we make investments in crypto assets, we execute investment trades away from our platform to avoid any conflict of interest with our customers. Additionally, Coinbase is committed to providing a fair, transparent, and equitable experience across our suite of trading products. Crypto assets and use cases are rapidly expanding and Coinbase seeks to offer our customers secure access to all legal assets and use cases. For example, we take a number of steps to mitigate conflicts in our digital asset listing process. We review asset listing procedures with a group of senior leaders from across the company. These leaders review the relevant aspects of any asset escalated to them in connection with a listing on our platform in accordance with our digital asset support policies and procedures. We have seen an increase in the rate of assets created and increased demand for listings, and we continue to evaluate our processes to meet this increased demand.
Further, we carefully handle and keep customer data confidential through security and encryption as well as policies, training, and monitoring. Moreover, we invest heavily in compliance tools. For example, in addition to robust know-your-customer (“KYC”) and anti-money laundering programs, we employ an industry leading third-party trade surveillance software platform that helps us monitor and detect problematic trading activities on our platform, as further discussed below. We have also invested in a range of technologies that are designed to help identify and prevent harmful activity on our platform, including fraud or account takeovers.
As we maintain, grow, and expand our product and services offerings we also must scale and strengthen our internal controls and processes, and monitor our third-party partners’ and vendors’ ability to similarly scale and strengthen in order for us to remain an industry leader and a trusted platform. Additionally, we have procedures to process redemptions and withdrawals expeditiously, subject to the terms of applicable user agreements. For additional information, see Risk Factors—Our failure to securely store and manage our and our customers’ fiat currencies and crypto assets could adversely affect our business, operating results, and financial condition and Risk Factors—Depositing and withdrawing crypto assets into and from our platforms involve risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely affect our business, operating results, and financial condition included in Part I, Item 1A of this Annual Report on Form 10-K.
Competition
The crypto industry is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and is subject to uncertain and evolving industry and regulatory requirements. We face significant competition from a variety of companies around the world—ranging from crypto-native companies, including decentralized exchanges, to large traditional financial services incumbents and financial technology providers.

Our main competition falls into the following categories:
•traditional financial services and financial technology companies. This includes companies that offer crypto powered products, as well as companies that only offer traditional products, such as stocks. With the expansion in our product offerings in 2025 to include stocks, prediction markets and more, our competitive set in this category has broadened;
•companies focused on the crypto asset market, some of whom adhere to local regulations and directly compete with our platform, and others that choose to operate outside of local rules and regulations or in jurisdictions with less stringent local rules and regulations and are potentially able to more quickly adapt to trends, support a greater number of crypto assets, and develop new crypto-based products and services due to a different standard of regulatory scrutiny;
•crypto-focused companies and traditional financial incumbents that offer point or siloed solutions specifically targeted at institutional customers;
•decentralized and non-custodial platforms; and
•stablecoins, other than USDC, and fiat currencies globally.
The competitive landscape varies significantly by geography, and many offerings are global in nature. The traditional financial services and financial technology companies we compete against are largely U.S.- and European-based and operate under the same evolving regulatory landscape that we do. However, we also face competition from companies, in particular those located outside the United States, who are subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, while also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions. As regulations and compliance requirements in the United States become clearer, we may face increased competition from U.S.-based companies.
We differentiate ourselves from our competition first through our focus on building easy to use products, and second through investing in our trusted brand as a compliant and secure platform. We also differentiate through rapid product innovation, and by building products that are onchain native, such as staking, access to decentralized exchanges, access to decentralized borrowing and lending markets and more. See the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a more comprehensive description of risks related to competition.
Human Capital
Powering Coinbase is no small task, and requires hiring, developing, and retaining the most talented individuals who are deeply passionate about our mission to increase economic freedom and who are excited to build new products and services.
We work incredibly hard in pursuit of ambitious goals. We signal who will thrive at Coinbase by being transparent about our culture on our website. We operate with the following tenets:
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
We offer competitive, transparent compensation, and unique learning. We conduct an annual market review to ensure our compensation continues to be consistent with our competitive compensation philosophy. We have single, transparent pay targets for the vast majority of our roles—eliminating most compensation negotiations—and provide one-year equity grants for the vast majority of employees. We have also made meaningful investments in learning and development, including offering an annual learning stipend and in-house crypto learning curriculum.
We continuously improve our people programs and practices. We regularly monitor engagement through pulse surveys to continuously optimize our culture, employee engagement, risk management, and productivity. We invest in these surveys and associated action planning at the executive level, as we believe our people and culture are key drivers of business success.
As of December 31, 2025, we had 4,951 employees.
Government Regulation
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business operations and future business plans. Many of these laws and regulations continue to evolve through legislative and regulatory action and judicial interpretation, and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the products we offer, require us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that regulators may disagree with our conclusions.
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
For additional information about government regulation applicable to our business, see the sections titled “Risk Factors” and “Legal Proceedings” in Part I, Item 1A and 3, respectively, of this Annual Report on Form 10-K.
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
Money transmission, stored value, and virtual currency business activity
In the United States, we have obtained licenses to operate as a money transmitter or the equivalent in the states where such licenses or equivalent are required to conduct our business, as well as in the District of Columbia and Puerto Rico. In addition, we have obtained a BitLicense from NYDFS and a Virtual Currency Business License from Louisiana. As a licensed money transmitter and an entity subject to the BitLicense regulatory regime, we are subject to, among other things, the BSA, restrictions, and requirements with respect to the investment of customer funds and use and safeguarding of customer funds and crypto assets, and bonding, minimum capital and net worth requirements, prudential compliance obligations associated with customer notice and disclosure, reporting and recordkeeping requirements applicable to the company, as well as requirements relating to the screening of control persons and inspection and examination by state regulatory agencies. These state licensing laws also cover matters such as regulatory approval of controlling shareholders, directors, and senior management of the licensed entity.

Outside the United States, we have obtained a number of licenses to provide crypto-asset custody and trading services. In Singapore, we hold a major payment institution license issued by the Monetary Authority of Singapore. In Australia, we are registered as a digital currency exchange provider with the Australian Transaction Reports and Analysis Centre. We are also registered as a Reporting Entity with the Financial Intelligence Unit of India and as a Money Services Business with the Financial Transactions and Reports Analysis Centre of Canada; we have also registered as a Restricted Dealer by the Canadian Securities Administrators, with the Ontario Securities Commission as its Principal Regulator. In Bermuda, we have obtained a ‘Class ‘F’ (Full) Digital Asset Business License from the Bermuda Monetary Authority enabling us to service consumer trading in numerous approved jurisdictions. In addition, we have obtained Virtual Asset Service Provider registrations in Argentina and the United Kingdom through which we offer crypto custody and trading services in these countries, as well as a MiCA license in Luxembourg to offer crypto custody and trading services across the European Economic Area (“EEA”). Additionally, Deribit has a conditional Virtual Asset Service Provider license issued by the Virtual Asset Regulatory Authority of Dubai. Under these licenses and registrations, we are subject to a broad range of rules and regulations including in respect of anti-money laundering, safeguarding of customer assets and funds, regulatory capital requirements, fit and proper management, operational controls, corporate governance, customer disclosures, reporting, and record keeping.
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
Securities
In recent years, the Securities and Exchange Commission (the “SEC”) and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws, and in the case of the SEC, has made public statements on this topic—however, these statements are not binding or definitive guidance. A number of enforcement actions and regulatory proceedings have since been initiated and concluded against digital assets and digital asset products, as well as against trading platforms that support digital assets and digital asset products. The SEC has characterized a number of crypto assets, products, and services as securities in these regulatory proceedings and enforcement actions, including an enforcement action brought against us. On February 28, 2025, we, Coinbase, Inc. and the SEC jointly stipulated to dismissal of SEC v. Coinbase, Inc. et al. with prejudice. The case is now concluded. The SEC has stated more recently that a crypto asset itself is not a security, but there is uncertainty and inconsistency in the courts that have grappled with the issue of whether or how certain crypto asset transactions could be deemed securities. Several foreign governments have also issued similar warnings cautioning that digital assets may be deemed to be securities or other similarly regulated financial instruments under the laws of their jurisdictions. We have established policies and practices to evaluate each crypto asset we consider for listing, delisting, or for custody. We also evaluate all other products and services prior to launch under U.S. federal and applicable international securities laws.

Our subsidiary, Coinbase Capital Markets Corporation, operates as a SEC-registered broker-dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”), and in December 2025, began offering equities trading to individual U.S. customers as an introducing broker in partnership with a carrying broker.
Commodities and derivatives
The Commodity Futures Trading Commission (“CFTC”) has stated, and CFTC enforcement actions have confirmed, that many crypto assets, including Bitcoin and Ethereum, fall within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936 (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot commodity markets, including the spot crypto markets. We are subject to such authority with respect to improper trading on our platform. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products, and certain retail leveraged commodity transactions involving crypto assets, including the markets on which these products trade. Separately, security-based swaps are subject to SEC regulation and oversight. In general, we seek to ensure that crypto asset transactions on our crypto asset trading platform do not constitute futures, swaps, security-based swaps, other derivative products, or retail leveraged commodity transactions. Our subsidiary, Coinbase Financial Markets, Inc. (“CFM”) operates as a futures commission merchant (“FCM”) and in December 2025, began offering event contracts. In September 2023, Coinbase International Exchange secured regulatory approval from the Bermuda Monetary Authority to enable perpetual futures for eligible non-U.S. customers, and in February 2022, we acquired LMX Labs, LLC, a designated contract market (“DCM”) regulated by the CFTC which now operates as the Coinbase Derivatives Exchange, in connection with our acquisition of FairXchange, Inc. FCMs and DCMs are subject to the rules of the National Futures Association as well as numerous regulatory requirements, including strict capital requirements. Our subsidiary, Coinbase Financial Services Europe Ltd is licensed as a derivatives broker under Markets in Financial Instruments Directive, subject to the supervision of the Cyprus Securities and Exchange Commission to offer derivatives products to eligible customers in the European Union. Deribit FZE operates a derivatives exchange under the supervision of the Virtual Asset Regulatory Authority of Dubai. While many of our products are offered under the authority of the CFTC, state laws and regulations may create conflicting obligations or constraints on our business. We may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements.
Anti-corruption, economic and trade sanctions and export controls
We are subject to anti-corruption and economic and trade sanctions laws and regulations in the United States and other jurisdictions in which we operate. Anti-corruption laws, such as the Foreign Corrupt Practices Act in the United States and the Bribery Act 2010 in the United Kingdom (the “Bribery Act”), generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. Some of these laws, such as the Bribery Act, also prohibit improper payments between private entities and persons. Economic and trade sanctions programs that are administered by the U.S. Department of the Treasury’s OFAC and equivalent applicable foreign authorities prohibit or restrict transactions to or from, or dealings with or involving, certain countries, regions, governments, and in certain circumstances, specified individuals and entities such as narcotics traffickers, terrorists, and terrorist organizations, as well as certain digital currency addresses owned by the foregoing. We are also required to comply with export control laws and regulations administered by the United States and other applicable jurisdictions, including those administered by the U.S. Department of Commerce’s Bureau of Industry and Security. We have implemented compliance programs and controls designed to comply with the laws and regulations to which we are subject.
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
Lending law
We originate secured commercial loans in certain states in the United States. As a result, our lending activities are subject to various state lending laws and licensure requirements with respect to lending activities within such states. These state lending laws may be enforced by state attorneys general, state financial regulators, and private litigants, among others. Given our novel business model and uncertainty regarding application of some of these laws and regulations, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements.
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
Prepaid cards, card association and payment network rules

Prepaid card programs are subject to various federal and state laws and regulations, including consumer financial protection regulations such as the CFPB’s Regulation E, which imposes requirements on issuers of prepaid cards.
In addition to the federal and state laws and regulations governing prepaid cards, we, as well as the banks that issue our Coinbase Card and Coinbase One Credit Card, are subject to and required to comply with card association and payment network rules and guidelines which apply to prepaid cards. The card association and payment network rules govern a variety of areas, including how consumers and merchants may use their cards and data security, and may be changed periodically. The laws, rules and regulations impose compliance obligations and costs on our business, and failure to comply could result in litigation, enforcement actions, penalties, or the termination of our ability to offer prepaid cards.
Furthermore, the bylaws and agreements between clearing house participants, payment networks, and credit and debit card issuers impose specific responsibilities and liabilities for issuers of debit and credit cards and the brands that partner with such issuers. We, as well as the banks that issue our Coinbase Card (debit) and our Coinbase One Credit Card (credit), are required to comply with the appropriate National Automated Clearing House Association (“NACHA”), bylaws, operating rules, and agreements, as well as card network rules and guidelines, each as applicable. Additional new products and services that we offer may also impose additional obligations on us to comply with NACHA and card network obligations related to preventing fraud, money laundering, and IT security breaches.
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
Corporate Information
We were initially incorporated in May 2012 as Coinbase, Inc., a Delaware corporation. In January 2014, Coinbase Global, Inc. was incorporated as a Delaware corporation to act as the holding company of Coinbase, Inc. and our other subsidiaries. In April 2014, we completed a corporate reorganization whereby Coinbase, Inc. became a wholly-owned subsidiary of Coinbase Global, Inc. In December 2025, Coinbase Global, Inc. converted to a Texas corporation. Coinbase Global, Inc.’s principal assets are its interests in the equity of Coinbase, Inc. In addition to Coinbase, Inc., Coinbase Global, Inc. is the parent company of a number of other operating subsidiaries. We are a remote-first company, meaning the majority of our employees work remotely. Due to this, we do not maintain a headquarters.
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
We use our Investor Relations website (investor.coinbase.com), our blog (blog.coinbase.com), press releases, public conference calls and webcasts, our X feed (@coinbase), Brian Armstrong’s X feed (@brian_armstrong), our LinkedIn page, and our YouTube channel as means of disclosing material non-

public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. The contents of the websites referred to above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to websites are intended to be inactive textual references only.
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
Due to the highly volatile nature of prices of crypto assets, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader onchain economy. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:
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
•our ability to continue to diversify and grow our subscription and services revenue, including our stablecoin revenue;
•our mix of revenue between transaction and subscription and services;
•pricing for, or temporary suspensions of, our products and services;
•adding crypto assets to, or removing from, our platform;
•our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;
•fluctuations in the market values of our marketable and strategic investments;
•market conditions of, and overall sentiment towards, crypto;
•macroeconomic conditions, including interest rates, inflation, changes in tariffs and trade restrictions, extended U.S. federal government shutdowns, and instability in the global banking system;

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
In view of the rapidly evolving nature of our business and the volatility of the markets in which we operate, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. As a result, the trading price of our Class A common stock may increase or decrease significantly.
Our total revenue is substantially dependent on the prices of crypto assets and volume of transactions conducted on our platform. If such price or volume declines, our business, operating results, and financial condition would be adversely affected and the price of our Class A common stock could decline.
We generate a large portion of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of crypto assets by our customers. Transaction revenue is based on transaction fees that are either a flat fee or a percentage of the value of each transaction. For our consumer trading product, we also charge a spread to ensure that we are able to settle purchases and sales at the prices we quote to customers. We also generate a large portion of total revenue from our subscription and services, and such revenue has grown over time, primarily due to growth in stablecoin revenue in connection with payment stablecoins. Declines in the volume of crypto asset transactions, the price of crypto assets, or market liquidity for crypto assets generally may result in lower total revenue to us.
The price of crypto assets and associated demand for buying, selling, and trading crypto assets have historically been subject to significant volatility. If the price and transaction volume of crypto assets decline in the future, our ability to generate revenue may suffer and customer demand for our products and services may decline, which could adversely affect our business, operating results and financial condition and cause the price of our Class A common stock to decline. The price and transaction volume of any crypto asset is subject to significant uncertainty and volatility, depending on a number of factors, including:

•market conditions of, and overall sentiment towards, crypto assets, including, but not limited to, as a result of actions taken by or developments of other companies in our industry;
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
•negative publicity and events relating to the onchain economy;
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
•adverse legal proceedings or regulatory enforcement actions, judgments, or settlements impacting industry participants;
•regulatory or legislative changes, scrutiny and updates affecting the onchain economy;
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
•the liquidity and credit risk of other crypto platforms and other participants of the onchain economy;

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
Our net revenue may be concentrated in a limited number of areas. Within transaction revenue and subscription and services revenue, a meaningful concentration is from transactions in Bitcoin and Ethereum and stablecoin revenue in connection with payment stablecoins, respectively. If revenue from these areas declines and is not replaced by new demand for crypto assets or other products and services, our business, operating results, and financial condition could be adversely affected.
While we support a diverse portfolio of crypto assets for trading, staking and custody, our net revenue is concentrated in a limited number of areas, such as transactions in Bitcoin and Ethereum for transaction revenue and stablecoin revenue in connection with payment stablecoins for subscription and services revenue. For the years ended December 31, 2025 and 2024, we derived a meaningful amount of our net revenue from transaction fees generated in connection with the trading of Bitcoin and Ethereum; these trading pairs drove approximately 45% and 46% of total Trading Volume on our platform during these periods, respectively. In addition to the factors impacting the broader onchain economy described in this section, our revenue may be adversely affected if the markets for Bitcoin and Ethereum deteriorate or if their prices decline, including as a result of the following factors:
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
•developments in mathematics and technology, including in digital computing, algebraic geometry, and quantum computing that could result or be perceived to result in the cryptography being used by Bitcoin and Ethereum becoming insecure or ineffective;
•adverse legal proceedings or regulatory enforcement actions, judgments, or settlements impacting industry participants;
•regulatory, legislative or other compulsory or informal restrictions or limitations on Bitcoin or Ethereum lending, mining or staking activities;
•liquidity and credit risk issues experienced by other crypto platforms and other participants of the onchain economy; and
•laws and regulations affecting the Bitcoin and Ethereum networks or access to these networks, including a determination that either Bitcoin or Ethereum constitutes a controlled or otherwise regulated financial instrument under the laws of any jurisdiction.
Our subscription and services revenue has grown over time to represent a more meaningful amount of our revenue, primarily due to growth in stablecoin revenue received in connection with payment stablecoins. Such revenue depends on a variety of factors, including demand for our subscription and services offerings, demand for payment stablecoins, the overall payment stablecoin market capitalization, the mix of payment stablecoin balances held in Coinbase products as compared to that held off-platform, interest rates, and our ongoing relationships with third parties, such as Circle. If such factors are negatively impacted, our business, operating results, and financial condition could be adversely affected.
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
The level of prevailing short-term interest rates affects our profitability because we derive a large portion of our revenue from interest earned on funds deposited with us by our customers which we hold on their behalf in custodial accounts at financial institutions and from stablecoin revenue, which is derived from interest earned on payment stablecoins, such as USDC reserve balances, as well as from interest earned on cash and other cash equivalents. Higher interest rates increase the amount of interest and finance fee income and stablecoin revenue earned from these activities. When short-term interest rates decline, our revenue derived from interest correspondingly declines. Further, because stablecoin revenue from payment stablecoins has become an increased portion of our subscription and services revenue, if interest rates were to significantly decline, our net revenue could decline. Conversely, when interest rates increase, investors may choose to shift their asset allocations, which could negatively impact our stock price or the onchain economy more generally.
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
Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or crypto companies, whether or not we are directly impacted, could lead to a general loss of customer confidence or in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure.
An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure.
Attacks upon systems across a variety of industries, including the crypto industry, are increasing in their frequency, persistence, magnitude, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data and crypto assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target, and we may not be able to implement adequate preventative measures.
Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems and customers’ crypto assets. As we grow our offering of products and services, including options and perpetual swaps, we face increased exposure to cyberattacks through third parties. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. We may also acquire other companies that expose us to unexpected security risks or increase costs to improve the security posture of the acquired company. Further, there has been an increase in such threat actor activities as a result of the increased prevalence of hybrid and remote working arrangements in recent years. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.
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
Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, federal government contractors, trust companies, securities, derivative transactions and markets, broker-dealers and alternative trading systems (“ATS”), commodities, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), consumer protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, generative artificial intelligence (“AI”) and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the onchain economy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the onchain economy requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on or temporary or permanent suspensions of our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.
Governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the onchain economy generally, and crypto asset platforms in particular. Other companies’ failures of risk management and other control functions could contribute to stricter oversight of crypto asset platforms and the onchain economy. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the onchain economy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. For example, in the past few years, regulatory developments in the area of anti-money laundering, recordkeeping and prudential regulatory compliance include the Travel Rule requiring transmission of information with crypto transfers. This and similar regulations increase our compliance costs, may require operational changes, and could subject us to sanctions for technical violations.
Moreover, we offer and may in the future offer products and services that may depend on novel forms of customer engagement and interaction delivered via blockchain protocols, particularly as it relates to management of token transaction smart contracts, liquid staking, asset tracking, or other applications. We may also offer products and services whose functionality or value depends on our ability to develop, integrate, or otherwise interact with such applications within the bounds of our legal and compliance obligations. The legal and regulatory landscape for such products, including the law governing the rights and obligations between and among smart contract developers and users and the extent to which such relationships entail regulated activity are fluid. Our interaction with those applications, and the interaction of other blockchain users with any smart contracts or assets we may generate or control, could present legal, operational, reputational, and regulatory risks for our business.
We may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. As another example, the extension of anti-money laundering requirements to certain crypto-related activities by the European Union’s Fifth Money Laundering Directive has increased the regulatory compliance burden for our business in Europe and, as a result of the fragmented approach to the implementation of its provisions, resulted in distinct and divergent national licensing and registration regimes for us in different E.U. member states. Additionally, MiCA introduces a comprehensive authorization and compliance regime for crypto asset service providers and a disclosure regime for the issuers of certain crypto assets, which will impact our operations in the European Union, including through localization requirements, due to the obligations associated with our MiCA license (obtained in June 2025).
Because we have offered and will continue to offer a variety of innovative products and services to our customers, many of our offerings are subject to significant regulatory uncertainty and we from time to time face regulatory inquiries regarding our current and planned products. For instance, we purchase USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars, from Circle and sell it to customers on our platform. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance, purchase, and sale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, anti-money laundering, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. There are substantial uncertainties as to how these requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules. In July 2025, the United States enacted the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”), which establishes a federal regulatory framework for “payment stablecoins” and their issuers and custodians. As a distributor and ecosystem partner of stablecoins, Coinbase may directly and indirectly be subject to these requirements. Additionally, our event contract products, which allow customers to trade on the outcome of future events, are subject to complex and evolving legal and regulatory frameworks and interpretation. Event contracts, whether offered by us or others, have drawn scrutiny from federal and state regulators and resulted in litigation that we are party to as well as litigation against other companies that offer event contracts. Regulators and authorities in various jurisdictions may assert that these offerings constitute gambling, sports betting, or other regulated activities under state or local laws, rather than federally regulated financial instruments. For example, courts may conclude that state laws attempting to prevent the trading of CFTC-regulated sports-related event contracts are not preempted by the CEA, or that outcome based event contracts are not “swaps” falling within the jurisdiction of the CFTC, which could impact our ability to offer certain event contracts in one or more states and could lead to adverse litigation and regulatory actions against us.

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
Due to our business activities, we are subject to ongoing examinations, oversight, and reviews and currently are, and expect in the future, to be subject to investigations and inquiries, by U.S. federal and state regulators and foreign financial service regulators, many of which have broad discretion to audit and examine our business. We are periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have required, are requiring, and may in the future require us to take certain actions, including amending, updating, or revising our compliance measures from time to time, limiting the kinds of customers that we provide services to, changing, terminating, or delaying our licenses and the introduction of our existing or new product and services, and undertaking further external audit or being subject to further regulatory scrutiny, including investigations and inquiries. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business, as well as increased costs, and supervision and examination for ourselves, our agents, and service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.
We operate in a highly competitive industry and our business, operating results, and financial condition could be adversely affected if we are unable to compete effectively.

Our industry is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. We expect competition to intensify in the future as existing and new competitors introduce new products or enhance existing products. We face significant competition from a variety of companies around the world, ranging from crypto-native companies, including decentralized exchanges, to large traditional financial services incumbents and financial technology providers. Our main competition falls into the following categories:
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
•decentralized and noncustodial platforms; and
•stablecoins, other than USDC, and fiat currencies globally.
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
As we expand and localize our international activities, we have become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have increased their scrutiny of crypto asset exchanges over time, such as by requiring crypto asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, crypto, AI, and related technologies outside of the United States are highly evolving, extensive and often impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws and regulations related to economic sanctions and export controls enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, as well as with persons, entities, and governments identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the United States, the E.U., the United Kingdom, and other jurisdictions have imposed wide-ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. We have continued to engage in activity in Russia and Belarus and with customers associated with these countries. At the same time, we have implemented additional processes and procedures to comply with these new sanctions. However, our activity in Russia and Belarus and with these customers associated with these countries subjects us to further exposure to sanctions as they are released. We have an OFAC compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC. To date, none of those proceedings has resulted in a monetary penalty or finding of violation. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls, and are working to implement additional controls and screening tools designed to prevent sanctions violations, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.
Regulators worldwide frequently study each other’s approaches to the regulation of our industry. Consequently, developments in any jurisdiction may influence other jurisdictions. New developments in one jurisdiction may be extended to additional services and other jurisdictions. As a result, the risks created by any new law or regulation in one jurisdiction are magnified by the potential that they may be replicated, affecting our business in another place or involving another service. Conversely, if regulations diverge worldwide, we may face difficulty adjusting our products, services, and other aspects of our business with the same effect. These risks are heightened as we face increased competitive pressure from other similarly situated businesses that engage in regulatory arbitrage to avoid the compliance costs associated with regulatory changes.
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
We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, intellectual property, privacy, information security, data protection, advertising, and securities. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. For a description of our material litigation, regulatory investigations, and other proceedings, see Note 21. Commitments and Contingencies of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty and may result in:
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

Because of our large customer base, actions against us may claim large monetary damages, even if the alleged per-customer harm is small or non-existent. From time to time, we receive letters alleging claims on behalf of our users. Due to our large customer base, the ongoing defense and resolution or settlement of these alleged claims could be material and we may incur significant expenses associated with arbitrating or litigating the claims. Moreover, to the extent that a deterioration of the crypto asset market occurs, large platforms like us may become subject to or the target of increased litigation and additional government and regulatory scrutiny. Regardless of the outcome, any such matters could adversely affect our business, operating results, and financial condition because of legal costs, diversion of management resources, reputational damage, and other factors.
If we cannot keep pace with rapid industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely affect our business, operating results, and financial condition.
Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include decentralized applications, DeFi, yield farming, NFTs, play-to-earn games, lending, staking and re-staking, token wrapping, network and governance tokens, innovative programs to attract customers such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, “layer 2” blockchain networks, smart contract wallets, and novel cryptocurrency fundraising and distribution schemes, such as “initial exchange offerings.” We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. For example, decentralized networks and other disruptive technologies such as generative AI may fundamentally alter the use of our products or services in unpredictable ways. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our customer base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract customers, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, constraints by our financial institution partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain customers, including large, institutional, high-frequency and high-volume traders. As a result, we expect to incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop, scale, and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our ability to successfully compete, to retain existing customers, and to attract new customers may be impacted and our business, operating results, and financial condition could be adversely affected.
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
The SEC has also brought enforcement actions and entered into settlements with numerous industry participants alleging that certain digital assets are securities. In 2025, the SEC dismissed many of those enforcement actions. These statements, framework and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. As noted above, whether any given crypto asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict. Moreover, the SEC and the Commodities Futures Trading Commission (the “CFTC”) and their senior officials have, at times, taken conflicting positions in speeches and enforcement actions as to whether a particular crypto asset is a security or commodity. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets. While newly formed, its goal is to clarify federal securities laws for crypto, recommend practical policies, foster innovation, and protect investors. Furthermore, on November 12, 2025, SEC Chairman Atkins delivered an address at the Federal Reserve Bank of Philadelphia, in which he highlighted the view that most crypto assets are not securities, and that the SEC would coordinate with the CFTC on a token taxonomy that includes “digital commodities.”
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
If an applicable regulatory authority or a court, in either case having final determinative authority on the topic, were to determine that a supported crypto asset, product or service currently offered, sold, or traded on our platform is a security, we would not be able to offer such crypto asset for trading, or product or service on our platform, until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an asset that we currently support for trading on our platform, or product or service that we offer on our platform, constitutes a security may result in us removing that crypto asset from or ceasing to offer that product or service on our platform, and may also result in us determining that it is advisable to remove assets from our platform, or to cease offering products and services on our platform, that have similar characteristics to the asset, product or service that was alleged or determined to be a security. Alternatively, we may determine not to remove a particular crypto asset from Coinbase Spot Market or to continue to offer a product or service on our platform even if the SEC or another regulator alleges that the crypto asset, product or service is a security, pending a final judicial determination as to that crypto asset, product or service’s proper characterization, and the fact that we waited for a final judicial determination would generally not preclude penalties or sanctions against us for our having previously made our platform available for trading that crypto asset or offering that product or service on our platform without registering as a national securities exchange or ATS or registering tokens that we may issue, such as our cbETH and cbBTC tokens or our staking services, with the SEC. As such, we could be subject to judicial or administrative sanctions for failing to offer or sell the crypto asset, product or service in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported crypto asset on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated on the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported crypto asset other than via our licensed subsidiaries, which could negatively impact our business, operating results, and financial condition. Additionally, the SEC has brought and may in the future bring enforcement actions against other industry participants and their product offerings and services that may cause us to modify or discontinue a product offering or service on our platform. If we were to modify or discontinue any product offering or service or remove any assets from trading on our platform for any reason, our decision may be unpopular with users, may reduce our ability to attract and retain customers (especially if similar products, services or such assets continue to be offered or traded on unregulated exchanges, which includes many of our competitors), and could adversely affect our business, operating results, and financial condition.

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
We rely on third parties in connection with many aspects of our business, including payment processors, financial institutions, and payment gateways to process transactions; cloud computing services and data centers that provide facilities, infrastructure, smart contract development, website functionality and access, components, and services, including databases and data center facilities and cloud computing; as well as third parties that provide outsourced customer service, compliance support and product development functions, which are critical to our operations. Because we rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. We do not directly manage the operation of any of these third parties, including their data center facilities that we use. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, data theft or loss, break-ins, computer viruses or vulnerabilities in their code, denial-of-service attacks, sabotage, acts of vandalism, loss, disruption, or instability of third-party financial institution relationships, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics and similar events. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our customers, or give preferential treatment to competitors. There can be no assurance that third parties that provide services to us or to our customers on our behalf will continue to do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our customers on our behalf, such as if third-party service providers close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could adversely affect our business, operating results, and financial condition.
Loss of a critical financial institution or insurance relationship could adversely affect our business, operating results, and financial condition.
We rely on financial institution relationships to provide our platform and custodial services. In particular, customer cash holdings on our platform are held with one or more financial institutions. As a registered money services business with FinCEN under the Bank Secrecy Act, as amended by the USA

PATRIOT Act of 2001, and its implementing regulations enforced by FinCEN, or collectively, the BSA, a licensed money transmitter in a number of U.S. states and territories, a licensee under NYDFS’s Virtual Currency Business Activity regime, commonly referred to as a BitLicense, a licensed electronic money institution and a registered Virtual Asset Service Provider with the U.K. Financial Conduct Authority, a licensed electronic money institution under the Central Bank of Ireland, a MiCA-licensed crypto asset service provider supervised by the Commission de Surveillance du Secteur Financier in Luxembourg, and a limited purpose trust company chartered by the NYDFS, our financial institution partners view us as a higher risk customer for purposes of their anti-money laundering programs. We may face difficulty establishing or maintaining such relationships due to instability in the global banking system, increasing regulatory uncertainty and scrutiny, or our partners’ policies and some prior partners have terminated their relationship with us or have limited access to services. The loss of these partners or the imposition of operational restrictions by these partners and the inability for us to utilize other redundant financial institutions may result in a disruption of business activity as well as regulatory risks. In addition, as a result of the myriad of regulations or the risks of crypto assets generally, financial institutions in the United States and globally may decide to not provide, or be prohibited from providing, account, custody, or other financial services to us or our industry generally. Further, we have existing redundancies in U.S. and global financial institutions that work with crypto companies with which we engage.
However, if these financial institutions are subject to bank resolution or failure, or limit or end their crypto market activity, or if such relationships become severely limited or unavailable to crypto market participants in a certain country, there could be temporary delays in or unavailability of services in such country that are critical to our or our partners’ operations, developers or customers, a further limit on available vendors, reduced quality in services we, our partners, our developers or our customers are able to obtain, and a general disruption to the onchain economy, potentially leading to reduced activity on our platform which could adversely affect our business, operating results, and financial condition. For example, while our business and operations have not been materially affected by the closures of Silvergate Capital Corp. and Signature Bank and the cessation of their real-time fiat currency payment networks in March 2023, large industry participants, including us and our institutional customers, experienced a temporary inability to transfer fiat currencies outside of standard business hours.
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
We place great importance on securely storing crypto assets we custody and keeping them bankruptcy remote from our general creditors, and in June 2022 we updated our Retail User Agreement to clarify the applicability of Uniform Commercial Code (“UCC”) Article 8 to custodied crypto assets – the same legal protection that our institutional custody and prime broker clients also rely upon. UCC Article 8 provides that financial assets held by Coinbase are not property of Coinbase and not subject to the claims of its general creditors. In light of UCC Article 8, we believe that a court would not treat custodied crypto assets as part of our general estate; however, due to the novelty of crypto assets, courts have not yet considered this type of treatment for custodied crypto assets. Our MiCA-authorized entity in the E.U. securely stores client assets in dedicated, segregated custody vaults with separate books-and-records from Coinbase’s own and other client funds, and uses tightly controlled settlement flows to preserve access to global liquidity and fast execution.
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
To mitigate the risks associated with the loss or theft of keys, we utilize both hot wallets and cold wallets in our custodial solutions. We actively manage wallet balances and generally seek to hold no more than 2% of custodied assets in hot wallets at any given time. Cold wallet private key materials are stored and secured at facilities within the United States and internationally. We store the substantial majority of our own crypto asset holdings utilizing the same storage solutions that we provide to our customers. In limited cases, we use storage solutions not offered to our customers to store immaterial amounts of crypto held for corporate purposes outside of our core custodial product offerings. Additionally, both Deribit and our CBAM offering utilize both Coinbase custody services and third parties as custodians.
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

•regulatory and governmental bodies in countries that we target for expansion express negative views towards crypto asset trading platforms and, more broadly, our industry; or
•we or other companies or high-profile figures in our industry are the subject of adverse media reports or other negative publicity.
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
Our operating expenses may increase in the future as we continue to grow our business. While we consistently evaluate opportunities to drive efficiency, we cannot guarantee that these efforts will be successful or that we will not need to increase operating expenditures in the future. Our operations may prove more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these higher expenses. Additionally, our revenue growth may be negatively impacted by, among other things, reduced demand for our offerings, increased competition, adverse macroeconomic conditions, any decrease in the growth or size of our industry, regulatory uncertainty or scrutiny, changes that impact our ability to offer certain products or services, or failure of new products and services to gain market adoption. As a result, we cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow on any quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results, and financial condition may suffer.
If we do not effectively manage our growth, including through acquisitions and by maintaining and improving our systems and processes, our business, operating results, and financial condition could be adversely affected.
We have experienced, and may experience in the future, periods of significant growth. To effectively manage and capitalize on our growth periods, we will need to manage headcount, capital, and processes efficiently while making investments such as expanding our information technology and financial, operating, and administrative systems and controls, and such initiatives could strain our resources. We could experience operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, managing and retaining a remote and evolving employee base, as well as challenges integrating acquired businesses, technologies, and personnel. If we do not adapt or scale to meet these evolving challenges, or if we fail to successfully integrate acquisitions, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws and regulations, loss of operating licenses or other authorizations, or loss of financial institution relationships that could substantially impair or even suspend company operations.
Successful implementation of our growth strategy will also require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. For example, we may pay substantial premiums for acquired businesses and there can be no assurance that anticipated synergies or benefits will be realized on the timeline expected, or at all. Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving and volatile nature of the crypto asset market in which we operate, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue.
Additionally, from time to time, we have realigned our resources and talent to meet evolving business needs. This has previously included layoffs and workforce reductions aimed at cutting costs, improving efficiency, and responding to economic shifts. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.
Our strategy and focus on delivering high-quality, compliant, easy-to-use, and secure crypto-related financial services may not maximize short-term or medium-term financial results.
We have taken, and expect to continue to take, actions that we believe are in the best interests of our customers and the long-term interests of our business, even if those actions do not necessarily maximize short-term or medium-term results. These include expending significant managerial, technical, and legal efforts on complying with laws and regulations that are applicable to our products and services and ensuring that our products are secure. We also focus on driving long-term engagement with our customers through innovation and developing new industry-leading products and technologies. These decisions may not be consistent with the short-term and medium-term expectations of our shareholders and may not produce the long-term benefits that we expect, which could have an adverse effect on our business, operating results, and financial condition.
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
We may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products and services by customers in new markets. We may also face challenges in complying with local laws and regulations. For example, we may be subject to regulatory frameworks that are evolving, have not undergone extensive rulemaking, and could result in uncertain outcomes for our customers and/or our ability to offer competitive products in the broader onchain economy. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, operating results, and financial condition.
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
We have a substantial amount of indebtedness and other obligations. As of December 31, 2025, we had approximately $7.28 billion in aggregate principal amount of outstanding long-term indebtedness (excluding crypto asset borrowings), which includes $1.74 billion of our Senior Notes, $1.27 billion of our 2026 Convertible Notes, $1.50 billion of our 2029 Convertible Notes, $1.27 billion of our 2030 Convertible Notes, and $1.50 billion of our 2032 Convertible Notes.
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
Borrower loan loss rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. In particular, loss rates on loans may increase due to factors such as prevailing market conditions in our industry, the price of Bitcoin and other crypto assets, which have experienced significant fluctuations, the amount of liquidity in the markets, and other factors. Borrowers may seek protection under federal bankruptcy law or similar laws. If a borrower of a loan files for bankruptcy (or becomes the subject of an involuntary petition), a stay may go into effect that will automatically put any pending collection actions on the loan on hold and prevent further collection action absent bankruptcy court approval. The efficacy of our security interest in customer collateral is not guaranteed under applicable state law or the Uniform Commercial Code and therefore we may be exposed to loss in the event of a customer default, even if we appear to be secured against such default. While we have not incurred any material losses to date, if any of the foregoing events were to occur, our reputation and relationships with borrowers, and our financial results, could be harmed. We intend to continue to explore other products, models, and structures for offering commercial financing, and other forms of credit and loan products. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed.
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
Any acquisitions and investments that we make could require significant management attention, disrupt our business, result in dilution to our shareholders, and could adversely affect our business, operating results, and financial condition.
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
For example, as a result of our acquisition of Deribit in August 2025, we now provide additional cryptocurrency products and services internationally, including options and perpetual swaps. If we are unable to successfully integrate Deribit or comply with evolving U.S. and international crypto and derivatives regulations applicable to our expanded operations and products, we could be required to modify or discontinue certain offerings, face limitations on our ability to onboard or serve customers in key markets, incur substantial compliance and remediation costs, or be subject to penalties and other enforcement actions, any of which could adversely affect our business, operating results, and financial condition.
In the future, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. We also invest in companies and technologies, many of which are private companies and technologies that are highly speculative in nature. In the future, we may not be able to find other suitable acquisition and investment candidates, and we may not be able to complete acquisitions or make investments on favorable terms, if at all. In some cases, the costs of such acquisitions and investments may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions and investments. We have and may in the future be required to write off acquisitions or investments. Moreover, our previous and future acquisitions and investments may not achieve our goals, and any future acquisitions and investments we complete could be viewed negatively by customers, developers, advertisers, or investors. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our business, operating results, and financial condition could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, which could adversely affect our business, operating results, and financial condition. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our shareholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
We may change our key business metrics from time to time, which may be perceived negatively. Given the rapid evolution of the crypto markets and our revenue sources, we regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, in the past we have decided to make changes, and in the future may make additional changes, to our key business metrics, including adding, eliminating, or replacing existing metrics. Further, if investors or the media perceive any changes to our key business metrics disclosures negatively, our business, operating results, and financial condition could be adversely affected.

Our platform may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams. If our platform is used to further such illegal activities, our business, operating results, and financial condition could be adversely affected.
Our platform may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, sanctions evasion, and scams. We or our partners may be specifically targeted by individuals seeking to conduct fraudulent or otherwise illicit transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activities that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and cost associated with detecting and monitoring transactions for compliance with local laws. In the event that a customer is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we may be subject to governmental inquiries, enforcement actions, prosecuted, or otherwise held secondarily liable for aiding or facilitating such activities. Changes in law have also increased the penalties for money transmitters for certain illegal activities, and government authorities may consider increased or additional penalties from time to time. Owners of intellectual property rights or government authorities may seek to bring legal action against money transmitters, including us, for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.
Moreover, while fiat currencies can be used to facilitate illegal activities, crypto assets are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of crypto assets have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain crypto asset transactions, and encryption technology that anonymizes these transactions, that make crypto assets susceptible to use in illegal activity. U.S. federal regulatory authorities and law enforcement agencies, such as the Department of Justice, the Department of the Treasury, SEC, CFTC, FTC, FinCEN or the Internal Revenue Service (“IRS”), various state securities and financial regulators, such as the NYDFS, and similar foreign regulatory authorities, have taken and continue to take legal actions against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving crypto assets. We also support crypto assets that incorporate privacy-enhancing features, and may from time to time support additional crypto assets with similar functionalities. These privacy-enhancing crypto assets obscure the identities of sender and receiver, and may prevent law enforcement officials from tracing the source of funds on the blockchain. Facilitating transactions in these crypto assets may cause us to be at increased risk of liability arising out of anti-money laundering and economic sanctions laws and regulations.
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
Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment, maintenance, and scaling of our compliance, internal audit, and reporting systems to continuously keep pace with our customer activity and transaction volume, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have devoted significant resources to develop policies and procedures to identify, monitor, and manage our risks, and expect to continue to do so in the future, we cannot assure you that our policies and procedures are and will always be effective or that we have been and will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Further, market disruptions in the future may cause us to reevaluate our risk management policies and procedures. Accordingly, in the future, we may identify gaps in such policies and procedures or existing gaps may become higher risk, and may require significant resources and management attention. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses.
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
The crypto asset market has been characterized by significant volatility and unexpected price movements, and has experienced significant declines in the past. Certain crypto assets may become more volatile and less liquid in a very short period of time, resulting in market prices being subject to erratic and abrupt market movement, which could harm our business. For instance, abrupt changes in volatility or market movement can lead to extreme pressures on our platform and infrastructure that can lead to inadvertent suspension of services across parts of the platform or the entire platform. As a result, from time to time we experience outages. For example, in 2025, we experienced approximately 10 outages, with an average outage duration of 74.2 minutes. Outages can lead to increased customer service expense, can cause customer loss and reputational damage, result in inquiries and actions by regulators, and can lead to other damages for which we may be responsible.
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
Since the inception of our industry, numerous crypto asset platforms have been sued, investigated, or shut down due to fraud, manipulative practices, business failure, and security breaches. In many of these instances, customers of these platforms were not compensated or made whole for their losses. Larger platforms like us are more appealing targets for hackers and malware, and may also be more likely to be targets of regulatory enforcement actions. For example, in February 2014, Mt. Gox, the then largest crypto asset platform worldwide, filed for bankruptcy protection in Japan after an estimated 700,000 Bitcoins were stolen from its wallets. In May 2019, Binance, one of the world’s largest platforms, was hacked, resulting in losses of approximately $40 million, and in February 2021, Bitfinex settled a long-running legal dispute with the State of New York related to Bitfinex’s alleged misuse of over $800 million of customer assets. The failure of several prominent crypto trading venues and lending platforms in 2022 resulted in a loss of confidence in the broader industry, adverse reputational impact to crypto asset platforms, increased negative publicity surrounding crypto more broadly, heightened scrutiny by regulators and lawmakers and a call for increased regulations of crypto assets and crypto asset platforms.
In addition, there have been reports that a significant amount of crypto asset trading volume on crypto asset platforms is fabricated and false in nature, with a specific focus on unregulated platforms located outside the United States. Such reports may indicate that the market for crypto asset platform activities is significantly smaller than otherwise understood.
Negative perception, a lack of stability and standardized regulation in our industry, and the closure or temporary shutdown of crypto asset platforms due to fraud, business failure, hackers or malware, or government mandated regulation, and associated losses suffered by customers may continue to reduce confidence or interest in our industry and result in greater volatility of the prices of assets, including significant depreciation in value. Any of these events could have an adverse impact on our business and our customers’ perception of us, including decreased use of our platform and loss of customer demand for our products and services.

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
In order to support any supported crypto asset, a variety of front and back-end technical and development work is required to implement our wallet, custody, trading, staking and other solutions for our customers, and to integrate such supported crypto asset with our existing technical infrastructure. For certain crypto assets, a significant amount of development work is required and there is no guarantee that we will be able to integrate successfully with any existing or future crypto asset, or that such integration will be secure against blockchain-level exploits or vulnerabilities. In addition, such integration may introduce software errors or weaknesses into our platform, including our existing infrastructure. Even if such integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to our platform. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support such crypto asset, our customers’ assets may be frozen or lost, the security of our hot, warm, or cold wallets may be compromised, and our platform and technical infrastructure may be affected, all of which could adversely affect our business, operating results, and financial condition.
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
Due to the nature of crypto assets and the absence of comprehensive legal and tax guidance with respect to crypto asset products and transactions, many significant aspects of the U.S. and foreign tax treatment of transactions involving crypto assets, such as the purchase and sale of crypto assets on our platform, as well as the provision of blockchain rewards and other crypto asset incentives and rewards products, are uncertain, and it is unclear whether, when and what guidance may be issued in the future on the treatment of crypto asset transactions for U.S. and foreign tax purposes.
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
There continues to be uncertainty with respect to the timing, character, and amount of income inclusions for various crypto asset transactions including, but not limited to lending and borrowing crypto assets, staking, and other crypto asset incentives and products that we offer. Although we believe our treatment of crypto asset transactions for federal income tax purposes is consistent with existing positions from the IRS and/or existing U.S. federal income tax principles, because of the advances in crypto asset innovations and the increasing variety and complexity of crypto asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain crypto asset offerings for U.S. tax purposes, which could adversely affect our customers and the vitality of our business. Similar uncertainties exist in the foreign markets in which we operate with respect to direct and indirect taxes, and these uncertainties and potential adverse interpretations of tax law could impact the amount of tax we and our non-U.S. customers are required to pay, and the vitality of our platforms outside of the United States.
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
Our tax information reporting obligations with respect to crypto transactions may be subject to further scrutiny in light of the implementation of the U.S. and global broker reporting regime for tax reporting.
In 2021, the U.S. Congress passed the Infrastructure Investment and Jobs Act (the “IIJA”), providing that brokers would be responsible for reporting to the IRS the transactions of their customers in digital assets, including transfers to other exchanges or to digital asset wallets not connected to any exchange.

In 2024, the U.S. Treasury Department and the IRS released final regulations and issued other administrative guidance on tax information reporting for digital assets (collectively, the “Final Regulations”) that are applicable, in certain cases as of January 1, 2025.
Although we believe we are compliant with U.S. tax reporting and withholding requirements, our compliance with the Final Regulations, including but not limited to U.S. onboarding requirements through Forms W-9 and W-8, backup withholding, non-resident alien withholding, and Form 1099 and Form 1042-S reporting obligations, may be subject to scrutiny and may be challenged. There is a risk that we may not properly implement processes and procedures necessary to comply with the Final Regulations, may misinterpret the IIJA, the Final Regulations, or the administrative guidance, or may experience disruptions in the systems recently built. If the IRS determines that we are not in compliance with our tax reporting or withholding obligations, significant taxes and penalties may be imposed, which could adversely affect our financial position. The Final Regulations require us to invest substantially in new compliance processes and procedures, which also could adversely affect our financial position. Further, the IRS may issue additional guidance with respect to tax reporting and withholding obligations, which could impose additional burdens on us and result in significant taxes and penalties that could adversely affect our financial position.
Similarly, new rules for reporting crypto assets under the global “common reporting standard” (CRS) and the “crypto-asset reporting framework” (CARF) have been implemented on our operations, creating new obligations and a need to continue investing in new onboarding and reporting infrastructure. Such rules have been adopted by numerous member and observer states of the “Organization for Economic Cooperation and Development” and by the European Commission on behalf of the member states of the European Union. These new rules may give rise to potential liabilities or disclosure requirements for prior customer arrangements and operational challenges that affect how we onboard our customers and report their transactions to taxing authorities. Additionally, the European Union has implemented a directive, commonly referred to as “CESOP” (the Central Electronic System of Payment information), which requires payment service providers in the European Union to report cross-border fiat transactions to taxing authorities on a quarterly basis. Any actual or perceived failure by us to comply with the above or any other tax and financial regulations that apply to our operations could harm our business, lead to customer attrition, and adversely affect our financial position.
The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies on certain topics. If financial accounting standards undergo significant changes, our operating results could fluctuate.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls and many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there remains relatively limited precedent for the financial accounting of crypto assets and related valuation and revenue recognition, even while the crypto ecosystem continues to evolve rapidly, leading in some cases to related accounting standards becoming quickly outdated. Moreover, a change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 121 (“SAB 121”), which represented a significant change regarding how a company safeguarding crypto assets held for its platform users reports such crypto assets on its balance sheet and required retrospective application as of January 1, 2022. In January 2025, the staff of the SEC issued SAB No. 122 (“SAB 122”), which rescinds the previously-issued interpretive guidance included within SAB 121. We adopted SAB 122 as of December 31, 2024 on a retrospective basis.
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
Risks Related to Government Regulation and Privacy Matters
The onchain economy is novel. As a result, policymakers are considering what a regulatory regime for crypto would look like and the elements that would serve as the foundation for such a regime. This less developed consideration of crypto may harm our ability to effectively react to proposed legislation and regulation of crypto assets or crypto asset platforms adverse to our business.
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
Competitors, including traditional financial services, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented in order to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance these industries. Members of the onchain economy have started to engage policymakers directly and with the help of external advisors and lobbyists. For example, in order to advance our mission, in February 2022 we launched our Coinbase Innovation Political Action Committee to support crypto-forward political candidates and initiatives. Further, in December 2023, we together with a number of other crypto and blockchain market participants supported the launch of the Fairshake Political Action Committee, which supports political candidates who support crypto and blockchain innovation or against political candidates who do not support crypto and blockchain innovation. However, these efforts to educate policymakers and advocate for sensible crypto regulation are nascent compared to more established industries, and may be perceived unfavorably by investors and the public and have an adverse impact on our brand and reputation. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the onchain economy or crypto asset platforms, which could adversely affect our business, operating results, and financial condition.
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
As a financial institution licensed to, among other things, engage in money transmission in the United States, to conduct virtual currency business activity in New York, Dubai and Bermuda, and issue electronic money in the United Kingdom and the European Union, we are subject to strict rules governing how we manage and hold customer fiat currency, stablecoins, and crypto assets. We maintain complex treasury operations to manage and move customer fiat currency, stablecoins, and crypto assets across our platforms and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency, stablecoin, and crypto asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements. In addition, regulators may increase the amount of capital reserves that we are required to maintain for our operations, as has happened in the past, which may lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services, margin trading, lending functions, and the addition of new payment rails increase these risks.
Many of the crypto assets and other products, such as event contracts, in which we facilitate trading are subject to regulatory authority by the CFTC. Any fraudulent or manipulative activity in a crypto asset or other regulated product, including event contracts, occurring on our platform could subject us to increased regulatory scrutiny, regulatory enforcement, and litigation.
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
Furthermore, the CTFC has regulatory authority over certain product offerings, including event contracts, which are regulated as “swaps” under the CEA. This classification subjects us to the CFTC’s supervisory and enforcement oversight, including supervisory requirements to prevent manipulation, fraud and other forms of improper trading in these markets. As a result, the offering and facilitation of these contracts on our platform could result in increased regulatory scrutiny, investigations, and enforcement actions, which may cause us to incur substantial costs and expose us to civil liability, fines, and reputational harm. Some states have taken the position that the states and not the CFTC should be the appropriate regulator for sports-related event contracts and that question is the subject of ongoing litigation. See the Risk Factor titled “We are subject to an extensive, highly-evolving and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.” for additional information.
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
Any transaction in a commodity, including a crypto asset, entered into with or offered to retail investors using leverage, margin, or other financing arrangements (a “retail commodity transaction”) is subject to CFTC regulation as a futures contract unless such transaction results in actual delivery within 28 days. The meaning of “actual delivery” has been the subject of commentary and debate. To the extent that crypto asset transactions that we facilitate or facilitated are deemed retail commodity transactions, including pursuant to current or subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight, and we could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations. The CFTC has previously brought enforcement actions against entities engaged in retail commodity transactions without appropriate registrations, as well as recent enforcement settled orders against developers of decentralized platforms.

Particular crypto assets or transactions therein, or other contracts or products we offer, could be deemed “commodity interests” (e.g., futures, options, swaps) or security-based swaps subject to regulation by the CFTC or SEC, respectively. If a crypto asset that we facilitate trading in is deemed a commodity interest or a security-based swap, we would be subject to additional regulatory requirements, registrations and approvals, and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.
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
We collect and process a large amount of sensitive customer data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as adversely affect our business, operating results, and financial condition.
We collect and process large amounts of sensitive data, including personal data related to our customers and their transactions, such as their names, addresses, social security numbers, visa information, copies of government-issued identification, biometric facial recognition data (from scanning of photographs for identity verification and fraud prevention purposes), trading data, tax identification, and bank account information. We face risks, including to our reputation, in the processing and protection of this data, and these risks will increase as our business continues to expand, including through our acquisition of, and investment in, other companies and technologies. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our customers’, employees’, and service providers’ personal data.
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
The increasing sophistication of AI poses a greater risk of identity fraud, as malicious actors may exploit various AI technologies to create increasingly convincing false identities, transaction records, or attempt to manipulate our verification processes. This necessitates ongoing enhancements to our verification systems and security protocols to prevent unauthorized access and protect sensitive information. Failure to manage these risks or to implement effective countermeasures could lead to unauthorized transactions, financial losses, reputational damage and increased regulatory scrutiny.
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
The CCPA requires covered companies to, among other things, provide disclosures to individuals in California, and affords such individuals privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation.
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

We are subject to, or may become subject to, the E.U.’s and the U.K.’s General Data Protection Regulation (collectively, the “GDPR”), the E.U. ePrivacy Directive (including its national implementations), the E.U. Data Act, the E.U. Digital Operational Resilience Act and other E.U. and U.K. laws that regulate personal data, non-personal data, and cybersecurity operations. The most well-known of such laws, the GDPR, imposes stringent privacy and personal data protection requirements and could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. A breach of the GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). For example, if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to €20 million in the E.U. (£17.5 million in the U.K.) or 4% of our worldwide annual revenue, whichever is greater. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
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
Our use of AI may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory regulation and scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our reputation, business, operating results, and financial condition. Evolving legal frameworks and guidance, such as the E.U. AI Act, other international regimes, and emerging developments with respect to U.S. federal and state regulations, rules, and industry standards governing AI may require us and our third-party developers to incur significant costs to modify, maintain, or align our business practices, services, and solutions to comply with rules and regulations, the nature of which cannot be determined at this time and may be inconsistent from jurisdiction to jurisdiction.
There can be no assurance that the use of AI and machine learning solutions and features will enhance our products or services, produce the intended results, or be beneficial to our business, including our efficiency. Consumer and societal attitudes toward AI are evolving and there is a risk that customers, regulators or the public may perceive AI technologies negatively. Concerns about automation, automated decision making, privacy, security, transparency, or other ethical considerations could reduce trust in our products and services or deter customer adoption of AI-enabled features in our products or services. AI machine learning systems are complex and may be flawed, insufficient, reflect unwanted forms of bias, or contain errors or inadequacies that are not easily detectable, or may cause unintentional or unexpected outputs that are incorrect, including with respect to financial data, do not match our business goals, do not comply with our policies or those of our regulators, or are otherwise are inconsistent with our brand. If the output that the AI applications we use to produce such output is, or is alleged to be, inaccurate, deficient, or biased, our reputation, business, operating results, and financial condition could be adversely affected.
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

We may also be directly or indirectly liable to the payment networks for rule violations. Payment networks set and interpret their network operating rules and have alleged from time to time that various aspects of our business model violate these operating rules. If such allegations are not resolved favorably, they may result in significant fines and penalties, require changes in our business practices, or result in the loss of their services for parts of our business, any of which may be costly and adversely affect our business. The payment networks could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give customers the option of using cards to fund their purchases or the choice of currency in which they would like their card to be charged. If we are unable to accept cards or are limited in our ability to do so, our business, operating results, and financial condition could be adversely affected.
We depend on major mobile operating systems and third-party platforms for the distribution of certain products. If Google Play, the Apple App Store, or other platforms prevent customers from downloading our apps, our ability to grow may be hindered and our business, operating results, and financial condition could be adversely affected.
We rely upon third-party platforms for the distribution of certain products and services. Our Coinbase and the Base App (formerly Coinbase Wallet) apps are provided as free applications through both the Apple App Store and the Google Play Store, and are also accessible via mobile and traditional websites. The Google Play Store and Apple App Store are global application distribution platforms and the main distribution channels for our apps. As such, the promotion, distribution, and operation of our apps are subject to the respective platforms’ terms and policies for application developers, which are very broad and subject to frequent changes and re-interpretation. Further, these distribution platforms often contain restrictions related to crypto assets that are uncertain, broadly construed, and can limit the nature and scope of services that can be offered. For example, Apple App Store’s restrictions related to crypto assets have disrupted the proposed launch of many features within the Coinbase and the Base App apps, including NFT transfer services and access to decentralized applications. If our products are found to be in violation of any such terms and conditions, we may no longer be able to offer our products through such third-party platforms. There can be no guarantee that third-party platforms will continue to support our product offerings, or that customers will be able to continue to use our products. For example, in December 2019, we were instructed by Apple to remove certain features relating to decentralized applications from our application to comply with the Apple App Store’s policies. Any changes, bugs, technical or regulatory issues with third-party platforms, our relationships with mobile manufacturers and carriers, or changes to their terms of service or policies could degrade our products’ functionalities, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges, any of which could affect our product usage and adversely affect our business, operating results, and financial condition.
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
In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret, and other intellectual property development activity in the onchain economy, as well as litigation, based on allegations of infringement or other violations of intellectual property, including by large financial institutions. The evolving climate and new policy initiatives at the U.S. Patent and Trademark Office (“USPTO”) related to the Patent Trial and Appeal Board are creating a more challenging environment to invalidate patents that are or can be asserted against us. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Finally, the USPTO has recently implemented and may continue to implement changes that expand the subject matter considered eligible for patent protection, which may make it easier for competitors and other adverse parties to obtain patents related to our platform and technology.
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
Our officers, directors, employees, and large shareholders may encounter potential conflicts of interests with respect to their positions or interests in certain crypto assets, entities, and other initiatives, which could adversely affect our business and reputation.
We frequently engage in a wide variety of transactions and maintain relationships with a significant number of crypto projects, their developers, members of their ecosystem, and investors. These transactions and relationships could create potential conflicts of interests in management decisions that we make. For instance, certain of our officers, directors, and employees are active investors in crypto projects themselves, and may make investment decisions that favor projects that they have personally invested in. Many of our large shareholders also make investments in these crypto projects. In addition, our co-founder and Chief Executive Officer, Mr. Armstrong, is involved in a number of initiatives related to the onchain economy and more broadly. For example, Mr. Armstrong currently serves as the chief executive officer of ResearchHub Technologies, Inc., a scientific research development platform. This and other initiatives he is involved in could divert Mr. Armstrong’s time and attention from overseeing our business operations which could have a negative impact on our business. Moreover, we may in the future be subject to litigation as a result of his involvement with these other initiatives.
Similarly, certain of our directors, officers, employees, and large shareholders may hold crypto assets that we are considering supporting for trading on our platform, and may be more supportive of such listing notwithstanding legal, regulatory, and other issues associated with such crypto assets. While we have instituted policies and procedures to limit and mitigate such risks, there is no assurance that such policies and procedures will be effective, or that we will be able to manage such conflicts of interests adequately. If we fail to manage these conflicts of interests, or we receive unfavorable media coverage with respect to actual or perceived conflicts of interest, our business could be harmed and the brand, reputation and credibility of our company could be adversely affected.
General Risk Factors
Adverse economic conditions could adversely affect our business.
Our performance is subject to general economic conditions, and their impact on the crypto asset markets and our customers. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. Adverse general economic conditions have impacted in the past, and may impact in the future, the onchain economy, although the extent of such impacts remains uncertain and dependent on a variety of factors, including market adoption of crypto assets, global trends in the onchain economy, central bank monetary policies, instability in the global banking system, volatility and disruptions in the capital and credit markets, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and crypto asset markets. For example, in the past the capital and credit markets have experienced extreme volatility and disruptions, resulting in steep declines in the value of crypto assets. To the extent general economic conditions and crypto assets markets materially deteriorate or decline for a prolonged period, our ability to generate revenue and to attract and retain customers could suffer and our business, operating results and financial condition could be adversely affected. Moreover, even if general economic conditions were to improve following any such deterioration, there is no guarantee that the onchain economy would similarly improve.
Further, in 2022, a number of blockchain protocols and crypto financial firms, and in particular protocols and firms involving high levels of financial leverage such as high-yield lending products or derivatives trading, suffered from insolvency and liquidity crises leading to the failure of several prominent crypto trading venues and lending platforms. Some of which are alleged or have been held to be the result of fraudulent activity by insiders, including misappropriation of customer funds and other illicit activity and internal controls failures. In connection with these failures, concerns were raised about the potential for a market condition where the failure of one company leads to the financial distress of other companies, which has the potential to depress the prices of assets used as collateral by other firms. If such a market condition were to become widespread in the onchain economy, we could suffer from increased counterparty risk, including defaults or bankruptcies of major customers or counterparties, which could lead to significantly reduced activity on our platform and fewer available crypto market opportunities in general. Further, forced selling of crypto assets by distressed companies could lead to lower crypto asset prices and may lead to a reduction in our revenue. To the extent that conditions in the general economic and crypto asset markets were to materially deteriorate, our ability to attract and retain customers may suffer.
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
There is focus from certain investors, regulators, employees, users and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance matters (“ESG”) and related assurances and disclosures. Compliance with recently adopted and future ESG requirements, including the E.U.’s Corporate Sustainability Reporting Directive and Corporate Sustainability Due Diligence Directive and California’s climate-related bills, may require the dedication of significant time and resources. If we are unable to comply with new laws and regulations or changes to existing legal or regulatory requirements concerning ESG matters, or if we fail to meet investor, industry, or stakeholder expectations and standards relating to ESG matters, our reputation may be harmed, customers may choose to refrain from using our products and services, we may be subject to fines, penalties, regulatory or other enforcement actions, and our business, operating results, and financial condition could be adversely affected.
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

Our determination of our tax liability is subject to review and may be challenged by applicable U.S. and foreign tax authorities. Any adverse outcome of such a challenge could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current tax laws. Furthermore, as we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by taxing authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the characterization and source of income or other tax items, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. The taxing authorities of the jurisdictions in which we operate may challenge our tax treatment of certain items or the methodologies we use for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.
Further, any changes in the tax laws governing our activities may increase our tax expense, the amount of taxes we pay, or both. For example, the Tax Cuts and Jobs Act (the “TCJA”), enacted in 2017, significantly reformed the U.S. federal tax code, reducing the U.S. federal corporate income tax rate, making sweeping changes to the rules governing international business operations, and imposing new limitations on a number of tax benefits, including deductions for business interest and the use of net operating loss carryforwards. The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) further amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. In addition, over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting (“BEPS”) Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. As of December 2025, over 150 countries have approved a framework that imposes a minimum tax rate of 15%, among other provisions. The G7 countries, including the United States, agreed to modify the provisions of the BEPS Project which may limit its impact on us in future years. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax, impose new limitations on deductions, credits or other tax benefits, or make other changes that could impact our cash flows and adversely affect our business, operating results, and financial condition.
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
We also are subject to non-income taxes, such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes in the United States and various foreign jurisdictions. Specifically, we may be subject to new allocations of tax as a result of increasing efforts by certain jurisdictions to tax activities that may not have been subject to tax under existing tax principles. Companies such as ours may be adversely impacted by such taxes. Taxing authorities may disagree with certain positions we have taken. As a result, we may have exposure to additional tax liabilities that could adversely affect our business, operating results, and financial condition.
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
We are exposed to fluctuations in foreign currency exchange rates.
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
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 8 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of expenses that are not readily apparent from other sources. Significant estimates and judgments that comprise our critical accounting estimates involve the valuation of assets acquired and liabilities assumed in business combinations at and subsequent to acquisition, valuation of strategic investments, evaluation of tax positions, and evaluation of legal and other contingencies. Our business, operating results, and financial condition could be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to differ from the expectations of analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
We have funded our operations since inception primarily through equity financings, debt, and cash flows generated from operations. We cannot be certain that our operations will continue to fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business, which investments may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, including due to general macroeconomic conditions, crypto market conditions and any disruptions in the crypto market, instability in the global banking system, increasing regulatory uncertainty and scrutiny or other unforeseen factors. In the event of a downgrade of our credit rating, our ability to raise additional financing may be adversely affected and any future debt offerings or credit arrangements we propose to enter into may be on less favorable terms or terms that may not be acceptable to us. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than our current debt. If we incur additional debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, we have authorized the issuance of “blank check” preferred stock and common stock that our board of directors could use to, among other things, issue shares of our capital stock in the form of blockchain tokens, implement a shareholder rights plan, or issue other shares of preferred stock or common stock. We may issue shares of capital stock, including in the form of blockchain tokens, to our customers in connection with customer reward or loyalty programs. If we issue additional equity securities, shareholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued common stock. The trading prices for our common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or crypto asset markets could adversely affect our business and the value of our Class A common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our shareholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
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
•the highly volatile nature of the onchain economy and the prices of crypto assets;
•rumors and market speculation involving the onchain economy and the regulation thereof, or us or other companies in our industry;

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
Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general macroeconomic, political and market conditions such as recessions, interest rate changes, extended U.S. federal government shutdowns, or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently subject to shareholder litigation, as described in the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, and may continue to be the target of these types of actions or additional regulatory uncertainty and scrutiny in the future. Securities or regulatory actions against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
The dual class structure of our common stock has the effect of concentrating voting control with those shareholders, including our directors, executive officers, and 5% shareholders, and their respective affiliates. As a result of this structure, our Chief Executive Officer and trusts established by our Chief Executive Officer collectively have control over key decision making as a result of controlling a majority of our voting stock. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval.
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Mr. Armstrong and the independent trustee of trusts established by Mr. Armstrong, collectively, are currently able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and, along with our directors, other executive officers, and 5% shareholders, and their affiliates, these shareholders hold in the aggregate a substantial majority of the voting power of our capital stock. Because of the twenty-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock, including Mr. Armstrong, collectively are expected to continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our shareholders for approval until the earliest to occur of (i) the date fixed by the board of directors that is no less than 61 days and no more than 180 days after the date that the aggregate number of shares of Class B common stock held by Brian Armstrong and his affiliates is less than 25% of the aggregate number of shares of Class B common stock held by Mr. Armstrong and his affiliates on April 1, 2021, the date of effectiveness of the registration statement on Form S-1 for the listing of our Class A common stock on Nasdaq; (ii) the date and time specified by affirmative vote of the holders of at least 66-2/3% of the outstanding shares of Class B common stock, voting as a single class, and the affirmative vote of at least 66-2/3% of the then serving members of our board of directors, which must include the affirmative vote of Mr. Armstrong, if either (A) Mr. Armstrong is serving on our board of directors and has not been terminated for cause or resigned except for good reason (as each term is defined in our certificate of formation) from his position as our Chief Executive Officer or (B) Mr. Armstrong has not been removed for cause or resigned from the position of Chairman of the board of directors; and (iii) the death or disability (as defined in our certificate of formation) of Mr. Armstrong, when all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock. Holders of our Class A common stock are not entitled to vote separately as a single class except under certain limited circumstances. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our shareholders. In addition, Mr. Armstrong has significant influence over (i) the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and (ii) the election or replacement of our directors as a result of his voting rights. As a board member and officer, Mr. Armstrong owes a fiduciary duty to our shareholders and must act in good faith in a manner he reasonably believes to be in the best interests of our shareholders. As a shareholder, even a controlling shareholder, Mr. Armstrong is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders generally.
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
Certain stock index providers exclude companies with multiple classes of shares of common stock from being added to certain stock indices. In addition, several shareholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices, may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any exclusion from stock indices could result in less demand for our Class A common stock. Any actions or publications by shareholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
Sales or distribution of substantial amounts of our Class A common stock, or the perception that such sales or distributions might occur, could cause the market price of our Class A common stock to decline.
The sale or distribution of a substantial number of shares of our Class A common stock, particularly sales by us or our directors, executive officers, and principal shareholders, or the perception that these sales or distributions might occur in large quantities, could cause the market price of our Class A common stock to decline.
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
Further, certain holders of shares of our common stock will have rights, subject to some conditions, to require us to file registration statements for the public resale of shares of Class A common stock or to include such shares in registration statements that we may file for us or other shareholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
We also may issue our capital stock or securities convertible into our capital stock, including in the form of blockchain tokens, from time to time in connection with a financing, an acquisition, investments, pursuant to customer rewards, loyalty programs, and other incentive plans, or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and cause the market price of our Class A common stock to decline.
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
In October 2024, our board of directors authorized and approved a share repurchase program, which provided for the repurchase of up to $1.0 billion of our outstanding Class A common stock without expiration. In October 2025, our board of directors (i) increased the aggregate repurchase authorization under the program from $1.0 billion to $2.0 billion and (ii) expanded the scope of the repurchases to include a portion of the aggregate principal amount of our outstanding 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and both series of Senior Notes (collectively, the “Notes”). In January 2026, our board of directors approved a $2.0 billion increase in the authorization of our previously announced repurchase program from $2.0 billion to $4.0 billion (as modified, the “Repurchase Program”). Repurchases may be made from time to time in the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in privately negotiated transactions, in a tender offer, or by other methods in accordance with the applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and other considerations, and will be made at our discretion. The Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our Class A common stock or Notes and may be modified, suspended, or discontinued at any time.
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

Provisions in our charter documents and under Texas law, and certain rules imposed by regulatory authorities, could make an acquisition of us, which may be beneficial to our shareholders, more difficult, limit attempts by our shareholders to replace or remove our current management, limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and limit the price of our Class A common stock.
Provisions in our certificate of formation and bylaws may have the effect of delaying or preventing a merger, acquisition, or other change of control of our company that the shareholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Our certificate of formation and bylaws include provisions that:
•permit our board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require super-majority voting to amend some provisions in our certificate of formation and bylaws;
•authorize the issuance of “blank check” preferred stock and common stock that our board of directors could use to implement a shareholder rights plan or issue other shares of preferred stock or common stock, including blockchain tokens;
•provide that only our Chief Executive Officer, the chairperson of our board of directors, a majority of our board of directors, or the holders of not less than 50% of the voting power of our shareholders will be authorized to call a special meeting of shareholders;
•provide that, in certain circumstances, any shareholder action by written consent must be unanimous;
•prohibit cumulative voting;
•provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring shareholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A common stock and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and
•provide for advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by shareholders at annual shareholder meetings.
Moreover, Subchapter M of Chapter 21 of the Texas Business Organizations Code (the “TBOC”) may discourage, delay, or prevent a change of control of our company, and imposes certain restrictions on mergers, business combinations, and other transactions between holders of 20% or more of our common stock and us.
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

Our bylaws and certificate of formation contain an exclusive forum provision and jury trial waiver for certain claims, respectively, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our bylaws, to the fullest extent permitted by law, provides that the Business Court in the First Business Court Division of the State of Texas is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim that is based upon a breach of fiduciary duty owed by, or other wrongdoing by, any current or former director, officer, shareholder, employee or agent of ours, arising pursuant to the TBOC, our certificate of formation, or our bylaws; any action asserting a claim against us that is governed by the internal affairs doctrine; or any action asserting an “internal corporate claim” as defined in Section 2.115 of the TBOC. In addition, our certificate of formation provides that we, and our shareholders, directors, and officers, waive their rights to trial by jury in any legal proceeding arising out of or relating to any “internal entity claim.”
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our bylaws provide that the federal district courts of the United States of America are, to the fullest extent permitted by law, the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision, unless we consent in writing to the selection of an alternative forum. While there can be no assurance that federal or state courts will follow determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our shareholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act to the fullest extent permitted by law. Accordingly, actions by our shareholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our shareholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities will be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit our shareholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.
Our bylaws contain an ownership threshold that must be met for a shareholder or shareholders to bring derivative claims against our officers or directors, which could limit a shareholder’s ability to bring such claims. In addition, Texas law does not recognize demand futility and as such may require additional procedural steps for a shareholder to bring a derivative claim.
Our bylaws provide that no shareholder or group of shareholders may in institute or maintain a derivative proceeding brought on our behalf against any of our directors or officers, unless the shareholder or group of shareholders, at the time the derivative proceeding is instituted, beneficially owns a number of shares of common stock sufficient to meet an ownership threshold of at least 3% of our total outstanding shares. In addition, Texas law generally does not recognize demand futility, which means that a shareholder bringing such a claim must provide our board of directors an opportunity to determine whether the claim is in our best interests before the shareholder may proceed with a lawsuit. Our board of directors will generally have 90 days in which to make this determination.

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
As previously disclosed on a Current Report on Form 8-K filed with the SEC on May 15, 2025, a threat actor improperly obtained information about certain customer accounts and internal documentation, and used that information for social-engineering attempts (the “Data Theft Incident”). No passwords or private keys were compromised as a result of this incident. During the year ended December 31, 2025, we paid $311.2 million of cash related to the Data Theft Incident, comprising voluntary customer reimbursements and direct legal costs. We continue to face risks related to the Data Theft Incident, including harm to our reputation, and costs related to governmental investigations and regulatory scrutiny, and ongoing litigation.
Over the past fiscal year, except as set forth herein, we have not identified any cybersecurity-related risks that have materially impacted our operations, business strategy, operating results, or financial condition. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience any further material cybersecurity incidents in the future, such incidents may have a material effect, including on our operations, business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face, including previous cybersecurity incidents, and potential impacts on our business related thereto, see the section titled “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K.
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
The Audit Committee has established the Enterprise Risk Management Working Group (“ERMWG”), comprising members of our senior management team and other senior leaders, including our Chief Security Officer (“CSO”), to provide executive oversight of our enterprise risk management program. The ERMWG receives updates on cybersecurity matters from various staff members, including our Chief Information Security Officer (“CISO”).
The Audit Committee receives updates from members of management, including our CSO and CISO, on our cybersecurity risks at its quarterly meetings, and reviews metrics about cyber threat response preparedness, program maturity milestones, risk mitigation status, and the current and emerging threat landscape. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity threats or incidents, as well as any incidents with lesser impact potential.
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
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including through periodic ERMWG meetings; briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2. PROPERTIES
We are a remote-first company, meaning that for the vast majority of roles, our employees have the option to work remotely. Substantially all of our executive team meetings are held virtually, with meetings occasionally held in-person at locations that are either not in our offices or in various of our offices distributed around the world. We hold all of our shareholder meetings virtually. As a result of this strategy, we do not maintain a headquarter~~s~~, but do currently lease physical offices in select major cities in the United States and other countries around the world for purposes of collaboration. See Note 13. Other

Consolidated Balance Sheets Details of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
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
We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. However, we are subject to regulatory oversight by numerous state, federal, and foreign regulators and we are and we may become subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business. For example, we have received investigative subpoenas and other inquiries from various state agencies and attorneys general for documents and information pertaining to our business practices and policies, customer complaints, asset launches, certain ongoing litigation, and certain transfers of crypto assets. In addition, we have received investigative subpoenas and demand letters from various regulators for documents and information, including about certain customer programs, operations, and existing and intended future products, including our processes for listing assets, the classification of certain listed assets, our staking programs, and our stablecoin and yield-generating products. We intend to cooperate fully with such investigations. These examples are not exhaustive.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “COIN” on April 14, 2021. Prior to that date, there was no public trading market for our Class A common stock.
Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of February 5, 2026, there were 294 registered holders of record of our Class A common stock and 9 registered holders of record of our Class B common stock. Since many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
The graph below compares the cumulative total return to shareholders of our Class A common stock between April 14, 2021 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2025 relative to the Nasdaq Composite Index, the Nasdaq U.S. Benchmark Financial Services Index, the S&P 500 Index (“the S&P 500”), the S&P North American Technology Index, and the price of Bitcoin. The graph assumes the investment of $100 in our Class A common stock at the closing sale price of $328.28 per share on April 14, 2021, and in each index and assumes the reinvestment of dividends, if any. On May 19, 2025, we were added to the S&P 500. Going forward, we have elected to replace the Nasdaq Composite Index and the Nasdaq U.S. Benchmark Financial Services Index with the S&P 500, as we believe this index is a more relevant benchmark to measure our performance. We have continued to present the Nasdaq Composite Index and the Nasdaq U.S. Benchmark Financial Services Index in this Annual Report on Form 10-K as a transitional measure.
The historical data shown below should not be considered an indication of potential future stock price performance. Historical Bitcoin prices are primarily based on data obtained from our platform. Where such data is not available (e.g. during a platform outage), such data may sometimes be sourced from other third-party exchanges or data providers.
Recent Sales of Unregistered Securities
In connection with our acquisition of Gm Echo Ltd (“Echo”), on October 8, 2025, we issued 640,658 shares of our Class A common stock (the “Echo Shares”) in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) in a transaction by an issuer not involving a public offering. The recipients of the Echo Shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the book-entry shares issued in the transaction. All recipients of the Echo Shares either received adequate information about us or had access, through their relationships with us, to such information.
Issuer Purchases of Equity Securities
In October 2024, our board of directors authorized and approved a share repurchase program, which provided for the repurchase of up to $1.0 billion of our outstanding Class A common stock without expiration. In October 2025, our board of directors (i) increased the aggregate repurchase authorization under the program from $1.0 billion to $2.0 billion and (ii) expanded the scope of the repurchases to include a portion of the aggregate principal amount of our outstanding 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and both series of Senior Notes (collectively, the “Notes”). In January 2026, our board of directors approved a $2.0 billion increase in the authorization of our previously announced repurchase program from $2.0 billion to $4.0 billion (as modified, the “Repurchase Program”). Repurchases may be made from time to time in the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, in a tender offer, or by other methods in accordance with the applicable federal and state laws and regulations. The timing and amount of any repurchases will depend on market conditions and other considerations, and will be made at management’s discretion. The Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our Class A common stock or Notes and may be modified, suspended, or discontinued at any time.
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 – November 30, 2025	2,753,290	$262.37	2,753,290	$1,277,620,066
December 1 – December 31, 2025	285,805	237.28	285,805	1,209,804,500
	3,039,095		3,039,095
__________________
(1)Average price paid per share includes commissions related to repurchases.
(2)Share counts reported in this table are recognized on a settlement date basis. Excluded from this table are 261,933 shares repurchased at an average price of $228.99 on a trade date of December 31, 2025 with a settlement date of January 2, 2026.

The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards. See the Consolidated Statements of Changes in Shareholders’ Equity included in Part II, Item 8 of this Annual Report on Form 10-K for quantification of all shares repurchased by us during the periods presented.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. For all narrative provided in this Item 7, two numbers presented consecutively represent figures for the year ended December 31, 2025 as compared to the year ended December 31, 2024, respectively, unless otherwise noted. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 13, 2025, which is incorporated by reference herein.
Executive Overview
This executive overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights selected information and does not contain all of the information that is important to readers of this Annual Report on Form 10-K.
During 2025, we continued to make progress towards our mission by expanding access to trading through innovative derivative products, listing more spot assets, and expanding our offerings in markets globally. We completed the acquisition of Deribit in August, which we believe will play a key role in our goal to be the premier global platform for crypto derivatives, and we launched U.S. perpetual-style futures. Stablecoin adoption is accelerating. USDC reached an all-time high in market capitalization, as did USDC held in Coinbase products. We are scaling payments infrastructure, expanding distribution with new partnerships, and extending utility for everyday spending with the Coinbase One Card.
For the year ended December 31, 2025, our net revenue was $6.9 billion, including $4.1 billion in transaction revenue and $2.8 billion in subscription and services revenue. For the year ended December 31, 2024, our net revenue was $6.3 billion, including $4.0 billion in transaction revenue and $2.3 billion in subscription and services revenue.
For the year ended December 31, 2025, our net income was $1.3 billion and Adjusted EBITDA was $2.8 billion. For the year ended December 31, 2024, our net income was $2.6 billion and Adjusted EBITDA was $3.3 billion.
For 2026, with growing regulatory clarity, we believe we are well-positioned to drive crypto’s role in global GDP through the Everything Exchange and by advancing stablecoin adoption with USDC, including scaling payments. We are working to further grow assets on our platform, and in turn revenue, as customers discover and adopt more products where their assets already reside. Despite multiple Federal Funds Rate decreases in late 2024 and 2025, future interest rate decreases are not certain. If interest rates continue to decline, they may materially impact our subscription and services and other revenue. We plan to dynamically adjust our expense base in order to be responsive to market conditions and revenue opportunities, increasing or decreasing it as needed, especially with respect to certain variable expenses. In the first quarter of 2026, we expect the aggregate of technology and development and general and administrative expenses to generally be in line with that of the fourth quarter of 2025. Additionally, we expect sales and marketing expenses to be roughly in line with or lower than those of the fourth quarter of 2025, reflecting the anticipated timing and scope of marketing opportunities.

Key Business Metrics
In addition to the measures presented in our Consolidated Financial Statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Year Ended December 31,		Change
	2025	2024	%
MTUs(1) (in millions)	9.2	8.4	10
Assets on Platform(2) (in billions)	$376	$404	(7)
Trading Volume(3) (in billions)	$1,221	$1,189	3
Net income (in millions)	$1,260	$2,579	(51)
Adjusted EBITDA(4) (in millions)	$2,808	$3,348	(16)
_____________
(1)Represents the annual average MTUs, calculated as the average of quarterly MTUs, which are derived from the average of each month’s MTUs in each respective quarter.
(2)Represents Assets on Platform as of December 31.
(3)Represents the total U.S. Dollar equivalent of Spot Trading Volume transacted through our platform. During the fourth quarter of 2025, we redefined Trading Volume to add half of the trade value of spot trades that are routed off our platform for fulfillment, in order to provide a more comprehensive view of Trading Volume that drives our transaction revenue. Prior period amounts have been recast to conform to the current period’s definition.
(4)See Non-GAAP Financial Measure below for a reconciliation of net income to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Monthly Transacting Users
We define a Monthly Transacting User (“MTU”) as a consumer who actively or passively transacts in one or more products on our platform at least once during the rolling 28-day period ending on the date of measurement. MTUs engage in transactions that generate transaction revenue or subscription and services revenue. Revenue-generating transactions include active transactions, such as buying or selling crypto assets or passive transactions such as earning staking rewards and USDC rewards. MTUs also engage in transactions that are non-revenue generating, such as consumers sending and receiving crypto assets between wallets and off-platform accounts on a non-expedited basis. MTUs may overstate the number of unique consumers due to differences in product architecture or user behavior.
MTUs increased for the year ended December 31, 2025 as compared to 2024, primarily due to an increase in users participating in rewards programs, by holding USDC or staking their assets, influenced by deeper integration of USDC across our products and expanded staking services.
Assets on Platform
We define Assets on Platform (“AOP”) as the total United States (“U.S.”) dollar equivalent value of crypto assets and payment stablecoins held or managed on behalf of customers in digital wallets on our platform, including our custody services but excluding assets for which the customer holds full or partial keys, calculated based on the market price on the date of measurement. AOP demonstrates the scale of balances held across our suite of products and services, the trust customers place in us to securely store their assets, and the underlying growth of the onchain economy. AOP also represents a monetization opportunity through our products and services, including from trading and the adoption and use of payment stablecoins, staking, custody, and institutional financing, when customers use these assets to engage with these products and services.

The following table sets forth the value of AOP by asset (in millions, except percentages):

	December 31,		Change
	2025	2024	%
Bitcoin	$252,803	$235,378	7
Ethereum	56,229	54,209	4
XRP	17,233	16,501	4
Solana	13,319	21,298	(37)
USDC	9,261	6,091	52
Other crypto assets and payment stablecoins(1)	27,284	70,557	(61)
Total	$376,129	$404,034	(7)
__________________
(1)Includes various other crypto asset and payment stablecoin balances, none of which individually represented more than 5% of total AOP.
AOP at December 31, 2025 decreased as compared to December 31, 2024, primarily reflecting a $77.0 billion aggregate decline in prices of most assets, offset in part by growth attributable to units, primarily Bitcoin.

Trading Volume
We define Trading Volume as the total U.S. dollar equivalent value of spot matched trades transacted between a buyer and seller through our platform, plus half of the value of trades that we routed off our platform for fulfillment, during the period of measurement. Trading Volume does not include volume from other trading products, such as derivatives, equities, or event contracts, but may in the future as those become more material. Trading Volume represents the product of the quantity of assets transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity on our order books, trading health, and the underlying growth of the onchain economy. Institutions incur lower fees per transaction than consumers and, as a result, the impact of changes in consumer Trading Volume on transaction revenue is more pronounced than the impact of changes in institutional Trading Volume. Within consumer, Advanced traders incur lower fees per transaction than Simple traders, and therefore a shift in the mix of trading between these consumers impacts transaction revenue.
Generally, Trading Volume is primarily influenced by overall market dynamics, namely the price of crypto assets, crypto asset volatility, and macroeconomic conditions, and by our share of total crypto market spot trading volume. In periods of high crypto asset prices and crypto asset volatility, we have generally experienced correspondingly high levels of Trading Volume. In recent quarters, we have also seen market events, product announcements, paid incentives, and competition as influential factors. Trading activity generally directly impacts transaction revenue. However, during periods when new products or markets are being introduced or entered, associated trading volume may not directly impact revenue within the same period, or may impact it indirectly.

	Year Ended December 31,		Change
	2025	2024	%
Trading Volume(1) (in billions)
Consumer	$239	$224	7
Institutional	982	965	2
Total Trading Volume	$1,221	$1,189	3

Trading Volume by crypto asset
Bitcoin	29%	33%	(12)
Ethereum	16	13	23
USDT	6	12	(50)
Other crypto assets(2)	49	42	17
Total	100%	100%
____________________________________
(1)During the fourth quarter of 2025, we redefined Trading Volume to add half of the trade value of spot trades that are routed off our platform for fulfillment, in order to provide a more comprehensive view of Trading Volume that drives our transaction revenue. Prior period amounts have been recast to conform to the current period’s definition.
(2)Includes various other crypto assets, none of which individually represented more than 10% of our total Trading Volume.
For the year ended December 31, 2025 as compared to 2024, Trading Volume increased primarily reflecting an increase of 9% in global crypto market spot trading volume (the USD equivalent value of all matched trades transacted between buyers and sellers across all exchanges), offset in part by a decrease of $101.0 billion attributed to a decline in our share of stablecoin pair market volume driven by an intentional pricing change made in March of 2025 as we evolved our stablecoin strategy.
Results of Operations

Comparison of the years ended December 31, 2025 and 2024
Revenue
For the years ended December 31, 2025 and 2024 we generated 84% and 83%, respectively, of total revenue in the U.S., with no other country contributing over 10%. International revenue comprised mainly transaction revenue.
Transaction revenue

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%

Consumer, net	$3,322,835	$3,430,322	$(107,487)	(3)
Institutional, net	479,667	345,598	134,069	39
Other transaction revenue, net	252,888	210,193	42,695	20
Total transaction revenue	$4,055,390	$3,986,113	$69,277	2
% of net revenue	59	63
Transaction revenue increased for the year ended December 31, 2025 as compared to 2024, primarily reflecting:
•a decrease in consumer transaction revenue driven by:
◦a decrease of $384.4 million attributed to a lower average blended fee rate, primarily due to changes in the mix of Trading Volume from Simple users to Advanced and Coinbase One users who pay lower average fees; offset in part by
◦an increase of $277.0 million attributed to a 7% increase in consumer Trading Volume; and

•an increase in institutional transaction revenue driven by an increase of $152.0 million attributed to derivatives trading, due mainly to the acquisition of Deribit.
There were no material changes to note within other transaction revenue.
The percentage of transaction revenue from spot trading on our platform by crypto asset was as follows:

	Year Ended December 31,		Change
	2025	2024	%

Bitcoin	27%	30%	(10)
XRP	14	6	133
Ethereum	12	13	(8)
Other crypto assets(1)	47	51	(8)
Total	100%	100%
____________________________________
(1)Includes various other crypto assets, none of which individually represented more than 10% of our total transaction revenue from spot trading on our platform.
Subscription and services revenue

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%

Stablecoin revenue	$1,348,821	$910,464	$438,357	48
Blockchain rewards	677,405	705,757	(28,352)	(4)
Interest and finance fee income	247,047	265,799	(18,752)	(7)
Other subscription and services revenue	554,775	425,113	129,662	31
Total subscription and services revenue	$2,828,048	$2,307,133	$520,915	23
% of net revenue	41	37
Subscription and services revenue increased for the year ended December 31, 2025 as compared to 2024, reflecting:
•increases in stablecoin revenue of:
◦$417.7 million due to higher average USDC balances held in Coinbase products1; and
◦$314.1 million due to higher average USDC off-platform balances; offset in part by
◦a decrease of $290.8 million due to lower average interest rates, which declined 89 basis points; and
•an increase in other subscription and services revenue, primarily due to a higher number of Coinbase One paid subscribers.
There were no material changes to note within blockchain rewards or interest and finance fee income.
Other revenue

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%

Corporate interest and other income	$297,887	$270,782	$27,105	10
Total other revenue	$297,887	$270,782	$27,105	10
1 Includes corporate USDC balances and USDC held on behalf of customers in eligible Coinbase products.

Other revenue increased for the year ended December 31, 2025 as compared to 2024, largely reflecting an increase of $85.3 million due to higher average cash and cash equivalents balances, offset by lower average interest rates earned on these balances, which declined 89 basis points.
Operating expenses
Certain prior period amounts have been reclassified to conform to the current period presentation.
Transaction expense

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%

Blockchain rewards fees	$427,506	$455,946	$(28,440)	(6)
Transaction rebates and commissions	221,471	122,372	99,099	81
Payment processing and account verification	194,587	150,897	43,690	29
Transaction reversal losses	132,671	79,639	53,032	67
Other	43,995	88,853	(44,858)	(50)
Total transaction expense	$1,020,230	$897,707	$122,523	14
% of net revenue	15	14
Transaction expense increased for the year ended December 31, 2025 as compared to 2024, reflecting:
•higher transaction rebates and commissions, primarily those earned by institutional customers providing liquidity on our international exchange, driven by growth in volume; and
•an increase in transaction reversal losses primarily driven by higher transaction volume; offset in part by
•a decrease in blockchain transaction fees within other, primarily due to lower average Ethereum gas fees.
There were no material changes to note within blockchain rewards fees or payment processing and account verification.
Technology and development

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%

Employee-related	$1,052,597	$1,036,656	$15,941	2
Website hosting and infrastructure	322,125	228,392	93,733	41
Amortization, depreciation, and impairment	157,067	122,595	34,472	28
Other	138,816	80,609	58,207	72
Total technology and development	$1,670,605	$1,468,252	$202,353	14
% of net revenue	24	23
Technology and development expenses increased for the year ended December 31, 2025 as compared to 2024, reflecting:
•changes in employee-related expenses driven by higher average headcount supporting international expansion and new product initiatives, offset in part by lower stock-based compensation expense (see Note 16. Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details) primarily associated with non-recurring awards; and

•an increase in website hosting and infrastructure expenses driven by initiatives to increase capacity and scalability to support activity on our platform.
There were no material changes to note within amortization, depreciation, and impairment, or other.
Sales and marketing

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%

USDC rewards	$441,347	$224,255	217,092	97
Marketing programs	402,555	247,087	155,468	63
Employee-related	136,229	151,036	(14,807)	(10)
Other	78,446	32,066	46,380	145
Total sales and marketing	$1,058,577	$654,444	$404,133	62
% of net revenue	15	10
Sales and marketing expenses increased for the year ended December 31, 2025 as compared to 2024, primarily due to:
•an increase in USDC rewards primarily reflecting growth in average customer USDC balances held in Coinbase products2 as we continue to integrate USDC across our products; and
•an increase in marketing program expenses largely due to higher digital advertising and brand spend, including corporate sponsorships and go-to-market efforts.
There were no material changes to note within employee-related or other.
General and administrative

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%

Employee-related	$664,761	$606,554	$58,207	10
Professional services	292,599	202,956	89,643	44
Customer support(1)	224,193	124,940	99,253	79
Other	438,089	365,807	72,282	20
Total general and administrative	$1,619,642	$1,300,257	$319,385	25
% of net revenue	24	21
____________________________________
(1)Excludes employee-related and professional services expenses.
General and administrative expenses increased for the year ended December 31, 2025 as compared to 2024, primarily due to:
•an increase in employee-related expenses primarily due to higher average headcount;
•an increase in professional services due to increased use of legal advisory services, including those relating to business combinations and strategic investments; and
•an increase in customer support costs as a result of increased capacity needs and enhancement of our customer service function.
There were no material changes to note within other.
2 Comprises USDC held on behalf of customers in eligible Coinbase products.

Losses (gains) on crypto assets held for operations, net

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%

Losses (gains) on crypto assets held for operations, net	$20,704	$(71,725)	$92,429	(129)
Changes in losses (gains) on crypto assets held for operations, net resulted primarily from holding these assets during a period of declining crypto asset prices, particularly in the fourth quarter of 2025. Though both gross inflows and outflows of these assets were approximately $1.6 billion and $1.5 billion during the years ended December 31, 2025 and 2024, respectively, gains and losses on changes in the fair value of the assets were limited as these assets are converted to cash or used for expenses nearly immediately after receipt.
Other operating expense, net

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%

Platform-related incidents	$345,210	$28,070	$317,140	nm
Other	10,916	(20,137)	31,053	(154)
Total other operating expense, net	$356,126	$7,933	$348,193	nm
__________________
nm - not meaningful
Other operating expense, net increased for the year ended December 31, 2025 as compared to 2024, primarily due to losses directly associated with the incident announced on the Current Report on Form 8-K we filed with the SEC on May 15, 2025 (the “Data Theft Incident”), comprising voluntary customer reimbursements and direct legal costs. There were no other material changes to note within other.
Interest expense

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%

Interest expense	$85,413	$80,645	$4,768	6
There were no material changes to note within interest expense.
Losses (gains) on crypto assets held for investment, net

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%

Losses (gains) on crypto assets held for investment, net	$528,857	$(687,055)	$1,215,912	(177)
Changes in losses (gains) on crypto assets held for investment, net resulted primarily from fair value remeasurement, particularly in the fourth quarter of 2025, of these assets, mainly Bitcoin and Ethereum. The impact of these changes in fair value expanded beginning late in the first quarter of 2025, as we have actively increased our investment in Bitcoin since then.
Other income, net

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%

(Gains) losses on investments, net	$(680,520)	$11,553	$(692,073)	nm
Other	(20,374)	(40,627)	20,253	(50)
Total other income, net	$(700,894)	$(29,074)	$(671,820)	nm
__________________
nm - not meaningful

Other income, net changed for the year ended December 31, 2025 as compared to 2024, due to a gain on the sale of a portion of our investment in Circle Internet Group, Inc. and fair value remeasurement of our remaining holding, both resulting from Circle’s initial public offering in June 2025. There were no material changes to note within other.
Provision for income taxes

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%

Provision for income taxes	$261,738	$363,578	$(101,840)	(28)
For the year ended December 31, 2025 as compared to 2024, the decrease in provision for income taxes was primarily due to lower pretax income, partially offset by lower tax benefits from stock-based compensation.
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
•We believe it is useful to exclude certain items that we do not consider to be normal, recurring, cash operating expenses and therefore, not reflective of our ongoing business operations. For example, we exclude: (i) other income, net, as the income and expenses recognized in this line item are not part of our core operating activities and are considered non-operating activities under GAAP, (ii) gains and losses on crypto assets held for investment because such investments are considered primarily long-term holdings, and (iii) losses directly related to the Data Theft Incident, including voluntary customer reimbursements, direct legal costs, and reward payments, if any, in connection with the threat actor’s arrest and conviction. We do not plan on engaging in regular trading of crypto assets, and, as an operating company, our investing activities in crypto are not part of our revenue generating activities, which are primarily based on transactions on our platform and the sales of subscriptions and services.
•We believe Adjusted EBITDA is useful to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, interest expense, other income, net, and provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired.
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
•losses directly related to the Data Theft Incident, net of recoveries;
•net gains or losses on our crypto assets held for investment; and
•other income, net, which represents net gains or losses on investments and other financial instruments, and other non-operating income and expense activity.
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
The following table provides a reconciliation of net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2025	2024
Net income	$1,260,327	$2,579,066
Adjusted to exclude the following:
Provision for income taxes	261,738	363,578
Interest expense	85,413	80,645
Depreciation and amortization	188,428	127,518
Stock-based compensation expense	839,440	912,838
Data Theft Incident losses, net	345,179	—
Losses (gains) on crypto assets held for investment, net	528,857	(687,055)
Other income, net(1)	(700,894)	(29,074)
Adjusted EBITDA	$2,808,488	$3,347,516
__________________
(1)See Note 17. Other Consolidated Statements of Operations Details of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
Liquidity and Capital Resources
We continue to believe our existing cash, cash equivalents, and marketable investments, which totaled $11.6 billion as of December 31, 2025, will be sufficient in both the short and long term to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements. Our ability to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including market acceptance of crypto assets and blockchain technology, our growth, our ability to attract and retain customers on our platform, the continuing market acceptance of our products and services, the introduction of new subscription products and services on our platform, expansion of sales and marketing activities, and overall economic conditions. We anticipate satisfying both our short-term and long-term cash requirements with our existing cash and cash equivalents and with future cash flows from operations, future sales of marketable investments, and potential future equity or debt financing. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of additional debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that restrict our operations.
Primary commitments
Long-term debt
As of December 31, 2025, our primary contractual obligation remained long-term debt, of which we held $7.3 billion in aggregate principal amount, including $1.3 billion that is due within the next 12 months and classified as a current liability.
In August 2025, we issued an aggregate principal amount of $1.5 billion convertible senior notes that mature on October 1, 2032, unless converted, repurchased, or redeemed on an earlier date, and an aggregate principal amount of $1.5 billion convertible senior notes that mature on October 1, 2029, unless converted or repurchased on an earlier date. As market conditions warrant, we may, from time to time, repurchase our outstanding long-term debt securities in the open market, in privately negotiated transactions, by exchange transaction, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity, and other factors, and may be commenced or suspended at any time. See Note 11. Long-Term Debt of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
As of December 31, 2025 and 2024, our ratings with S&P Global Ratings were BB- for both issuer credit and senior unsecured debt. In August 2025, Moody’s Ratings announced an upgrade of our ratings from B2 to B1 for corporate family and from B1 to Ba2 for guaranteed senior unsecured notes.
Short-term borrowings
As of December 31, 2025, we also held short-term borrowings of $452.1 million, denominated in crypto assets and payment stablecoins, which we use to facilitate institutional financing. See Note 5. Collateralized Arrangements and Financing of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
Other contractual obligations
As of December 31, 2025, our other material contractual obligations consisted of the following (in thousands):

	Amounts Due
	Next 12 Months	Total
Non-cancelable purchase obligations(1)	$169,886	$670,422
Operating leases(2)	32,547	417,873
Other commitments(3)	180,493	180,493
_______________
(1)    Committed spend for non-cancellable purchase obligations greater than $2.0 million per obligation, primarily relating to technology. The increase from total purchase obligations of $198.5 million as of December 31, 2024 reflects the renewal of a multi-year technology services agreement.
(2)    Primarily relates to corporate offices. The increase from total operating lease commitments of $132.3 million as of December 31, 2024, reflects new office leases in San Francisco, CA and New York, NY.
(3)    Represents definitive agreements to acquire interests in entities.

See Notes 13. Other Consolidated Balance Sheets Details, 18. Income Taxes, and 21. Commitments and Contingencies of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details relating to our short- and long-term material cash requirements and contractual obligations as of December 31, 2025.
Repurchase program
As of December 31, 2025, our board of directors had authorized an aggregate $2.0 billion to repurchase, without expiration, our outstanding Class A common stock and long-term debt (the “Repurchase Program”). As of December 31, 2025, approximately $1.2 billion remained available, and no long-term debt has been repurchased under the Repurchase Program. See Issuer Purchases of Equity Securities included in Part II, Item 5 of this Annual Report on Form 10-K for additional details.
Other resources and commitments
Crypto assets
We hold and use crypto assets for various purposes. Crypto assets held for operations are received in the ordinary course of business and are converted to cash or used to fulfill expenses, primarily blockchain rewards, nearly immediately. In order to facilitate institutional financing, we hold crypto assets we borrow, as well as crypto assets customers pledge as collateral against certain of our loans to them. We do not use these assets as a source of liquidity otherwise. Crypto assets held for investment are primarily long-term holdings and in certain cases fulfill capital requirements set by regulators (see also Capital requirements below). We do not plan to engage in regular trading of these crypto assets but may purchase additional crypto assets for investment as a buy and hold strategy. In case of a liquidity stress event, or for other episodic purposes, which may necessitate the use of these assets, we may change our policy and sell crypto assets held for investment to generate liquidity. During times of instability in the crypto assets market, we may not be able to sell our crypto assets at reasonable prices or at all. Our crypto assets held are considered less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. As of December 31, 2025, we held the following crypto assets: $120.8 million held for operations, $822.8 million held as collateral, $318.8 million that were borrowed, and $2.0 billion held for investment.
Customer assets and liabilities
Recognized customer assets and liabilities comprise customer custodial funds and corresponding customer custodial liabilities that represent our obligation to return these assets to the customers. We also securely store additional customer AOP that we do not recognize in our Consolidated Balance Sheets. We do not use customer assets as collateral for any loan, margin, rehypothecation, or other similar activities to which we or our affiliates are a party, without the customer’s consent.
Our business model does not expose us to liquidity risk if we have excessive redemptions or withdrawals from customers. As of December 31, 2025, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. See Risk Factors—Depositing and withdrawing crypto assets into and from our platform involves risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely affect our business, operating results, and financial condition included in Part I, Item 1A of this Annual Report on Form 10-K for further information.

Cash flows
The following table summarizes our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$2,426,383	$3,103,935
Net cash used in investing activities	(2,049,550)	(201,003)
Net cash provided by financing activities	740,282	2,903,078
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$1,117,115	$5,806,010

Change in customer custodial cash and cash equivalents	$(754,370)	$1,634,934
Operating activities
Our largest source of cash provided by operating activities are revenues generated from transaction fees. Our primary uses of cash in operating activities include payments to employees for compensation, marketing programs, website hosting and infrastructure services, and professional services.
Net cash provided by operating activities decreased by $677.6 million for the year ended December 31, 2025 as compared to 2024 primarily due to:
•$311.2 million in cash used in 2025 related to the Data Theft Incident, for which impacted customers were voluntarily reimbursed; and
•an overall increase in other cash and cash equivalent expenses as we continue to grow our business; offset in part by
•cash and cash equivalents provided as a result of the $617.3 million increase in total revenue.
Investing activities
Net cash used in investing activities increased by $1.8 billion for the year ended December 31, 2025 as compared to 2024 as we invested more of our available cash and cash equivalents, including:
•$742.0 million in net cash and cash equivalents used for business combinations in 2025, primarily due to the completion of the Deribit acquisition in August;
•a $578.0 million increase in cash and cash equivalents used for net purchases of crypto assets held for investment; and
•a $614.0 million increase in cash and cash equivalents used for the origination of fiat and payment stablecoin loans, net of repayments, reflecting higher demand for institutional financing products.
Financing activities
Net cash provided by financing activities decreased by $2.2 billion for the year ended December 31, 2025 as compared to 2024 primarily due to:
•a $2.6 billion decrease in customer custodial funds;
•$790.2 million in cash used to repurchase approximately 3.0 million shares of our outstanding Class A common stock; and
•a $285.6 million decrease in cash used to pay taxes related to net share settlement of equity awards; offset in part by

•a $1.6 billion net increase in proceeds from long-term debt, driven by the August 2025 issuance of our 2029 Convertible Notes and 2032 Convertible Notes, offset in part by prior year proceeds from the issuance of our 2030 Convertible Notes, less cash paid for associated capped calls.
Capital requirements
We are a highly regulated business subject to regulations on how we manage our liquidity, operations, and capital structure. As our primary operating subsidiary, Coinbase Inc. (“CB Inc.”) is subject to the most significant capital requirements, we seek to minimize surplus capital at other subsidiaries and hold surplus at CB Inc. See Business—Government Regulation and Risk Factors included in Part I, Item 1 and 1A, respectively, of this Annual Report on Form 10-K for additional details about these regulations.
We are required to hold corporate liquid assets at our subsidiaries to meet capital requirements established by our regulators based on the value of crypto assets and payment stablecoins held in custody. Our money-transmitting subsidiary, CB Inc., and our custodian subsidiary, Coinbase Custody Trust Company, LLC (“CCTC”), which is a fiduciary under New York State Law and a qualified custodian under the Investment Advisers Act of 1940, are required to maintain minimum net capital requirements under agreements with the New York State Department of Financial Services (“NYDFS”). These subsidiaries and other subsidiaries are also subject to maintenance capital requirements by other regulators both within the United States and internationally. As of December 31, 2025, we were in compliance with these capital requirements.
As of December 31, 2025, our net capital requirements by subsidiary consisted of the following (in millions):

	Net Capital	Required Net Capital(1)	Capital Surplus
CB Inc.	$2,795	$1,166	$1,629
CCTC	745	336	409
Other(2)	687	74	613
(1)Depending on the agreement between the subsidiary and the regulator, may include corporate holdings of cash and cash equivalents, Bitcoin, and Ethereum. Due to the volatility of crypto assets, Net Capital and Required Net Capital can fluctuate.
(2)Includes subsidiaries that are subject to requirements from regulators that allow for the intermediation of customer orders in derivatives markets or the operation of a regulated marketplace for the trading of such contracts.

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
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to non-crypto intangible assets. These intangible assets do not have observable prices and have primarily consisted of customer relationships, developed technology, licenses, trademarks and trade names, and non-compete agreements, which are subsequently measured at acquisition date fair value, less accumulated amortization. These estimates and assumptions can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the estimated useful lives. Changes in these assumptions could affect the carrying value of these assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates.
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

Investments
Strategic investments
We hold strategic investments in primarily privately held companies in the form of equity securities without readily determinable fair values in which we do not have a controlling interest or significant influence. The vast majority of these investments are accounted for under the measurement alternative method (“the measurement alternative”) and are measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer (“pricing adjustments”). We determined that valuation of privately-held strategic investments represents a critical accounting estimate because impairment evaluations involve significant judgment, estimates, and assumptions, and to the extent that these estimates and assumptions change materially or if actual circumstances differ from those in the assumptions, our financial statements could be materially impacted.
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
We anticipate volatility to our net income (loss) in future periods due to changes in the fair values associated with these investments and changes in observable prices and similar transactions that could impact our fair value assessments. Based on future market conditions, these changes could be material to our financial statements. For more information regarding these market conditions and related sensitivity, see Marketable and Strategic Investments—Strategic investments included in Part II, Item 7A of this Annual Report on Form 10-K. See Note 14. Fair Value Measurements of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes in our strategic investments for the years ended December 31, 2025 and 2024.
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
We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. Assessing the need for a valuation allowance requires a great deal of judgment and we consider all available evidence, both positive and negative, to determine whether it is more likely than not that our deferred tax assets are recoverable. We evaluate all available evidence including, but not limited to, history of earnings and losses, forecasts of future taxable income, and the weight of evidence that can be objectively verified. See Note 18. Income Taxes of the Notes to our Consolidated

Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes in our valuation allowance for the years ended December 31, 2025, 2024, and 2023.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within the provision for income taxes. See Note 18. Income Taxes of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes in unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023.

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

Legal and other contingencies
We are subject to various legal proceedings and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain, and such uncertainty may be enhanced due to the industry in which we operate. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. In addition, we record recoveries of these losses when it is probable that they will be collected. These estimates are highly sensitive to change and involve variables that are not completely within our control nor practicable to model, including decisions made by regulators and settlement negotiations. Resolution of legal and other contingencies in a manner inconsistent with management’s expectations could have a material impact on our financial condition and results of operations. See Results of operations—Comparison of the years ended December 31, 2025 and 2024—Operating expenses—General and administrative above for discussion of material changes in legal and other contingencies during the years ended December 31, 2025 and 2024.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to our financial statements associated with the effect of changes in market factors, including risks associated with interest rates, foreign currency, derivatives, equity investments, and crypto assets. These assets, liabilities, and equities are held for purposes other than trading, except for our marketable investments which are available for trading.
Interest Rates
Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents and customer custodial funds and from our arrangements with payment stablecoin issuers.
Our investment policy and strategy related to our cash and cash equivalents and customer custodial funds is to preserve capital and meet liquidity requirements without increasing risk. These funds consist of cash deposits, payment stablecoins, and money market funds, and therefore the fair value of our cash and cash equivalents and customer custodial funds would not be significantly affected by either an increase or a decrease in interest rates. However, the amount of interest we earn on certain of these balances, particularly the money market funds, may be significantly impacted. The Federal Reserve has adjusted the Federal Funds Rate significantly in recent years, including lowering it from a December 31, 2023 rate of 5.33%, a sustained peak, to 3.64% as of December 31, 2025. As a result, we believe additional changes in interest rates of this magnitude are reasonably possible. A hypothetical 150 basis points increase or decrease in average interest rates applied to our average month end cash equivalents balances, excluding payment stablecoins, for the years ended December 31, 2025 and 2024, would have resulted in an impact of $143.2 million and $124.3 million, respectively, on interest earned on these funds.
We earn stablecoin revenue from arrangements with payment stablecoin issuers, primarily from a USDC-related arrangement with Circle. Interest income is earned by Circle on USDC reserve balances held. Circle reported that, as of December 31, 2025, the underlying reserves were held in cash within segregated accounts titled for the benefit of USDC holders and a government money market fund that held cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements, and therefore the fair value of these balances would not be significantly affected by either an increase or a decrease in interest rates. However, the related amount of stablecoin revenue we earn may be significantly impacted. A hypothetical 150 basis points increase or decrease in average interest rates applied to daily USDC reserve balances held by Circle for the years ended December 31, 2025 and 2024, would have resulted in an impact of $540.3 million and $293.5 million, respectively, on stablecoin revenue. The increase in the hypothetical impact on stablecoin revenue since December 31, 2024 primarily reflects higher average USDC market capitalization.
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
In addition to the exposures described above, we hold crypto assets for various reasons. As of December 31, 2025, we held the following crypto assets: $2.0 billion held for investment; $318.8 million that were borrowed; $120.8 million held for operations; and $822.8 million held as collateral. In addition, as of December 31, 2025, customers had pledged $1.6 billion of crypto assets that are not recognized as collateral. See Note 2. Summary of Significant Accounting Policies of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of these different categories of assets.
Crypto assets held for investment are primarily held long term, and historically, we have not attempted to reduce our market risk exposure associated with these crypto assets. Crypto asset prices have been volatile, as demonstrated by the one year historical volatility of Bitcoin and Ethereum of approximately 50% implied from the annualized standard deviation of daily price returns observed in the past 24 months. A hypothetical 50% increase or decrease in crypto assets prices as of December 31, 2025 and 2024 would result in a $1.0 billion and $776.5 million impact, respectively, to the value of our Crypto assets held for investment and would have been recorded as a gain or loss in Losses (gains) on crypto assets held for investment, net in our Consolidated Statements of Operations. The increase in the hypothetical gains or losses since December 31, 2024 reflects an increase in the units held, as we increased our investment in crypto assets during the year ended December 31, 2025, deploying available cash.

Our market risk exposure on all remaining categories of crypto assets that we hold is limited, either due to their short-term nature or to naturally offsetting positions. Crypto assets held for operations are received as a form of payment and are converted to cash or used to fulfill expenses, primarily blockchain rewards, nearly immediately, and therefore are subject to limited market risk. A hypothetical 10% increase or decrease in crypto asset prices applied to the value of our Crypto assets held for operations as of December 31, 2025 and 2024, and applied to the simple average of our gross inflows and outflows of these assets for their weighted average period outstanding during 2025 and 2024, would not have a material impact on our Consolidated Financial Statements. Our market risk exposure on Crypto assets borrowed and Crypto assets held as collateral is limited through naturally offsetting positions of the crypto asset borrowings and obligation to return crypto asset collateral which contain embedded derivatives that are remeasured each reporting period. See —Borrowings and related collateral derivative positions below. Similarly, we do not have market risk exposure on crypto assets received but not recognized as collateral as we are obligated to return that collateral.
Marketable and Strategic Investments
We hold two categories of investments not denominated in crypto assets - marketable investments and strategic investments. Our marketable investments primarily comprise marketable equity securities and are available for trading, while our strategic investments are primarily held long term. Marketable investments may begin as strategic investments, as certain securities in which we take a stake for strategic purposes become publicly traded and our intentions with respect to these holdings change accordingly. We have not attempted to reduce our market risk exposure associated with any of these investments, and adjustments to the fair value of these investments, as well as realized gains or losses on sales, are recorded in Other expense (income), net in our Consolidated Statements of Operations.
Marketable investments
Our marketable investments are measured and recorded at fair value on a recurring basis, exposing us to risk that the fair value of these securities will decline due to changes in market prices. As of December 31, 2025, our marketable investments were $309.8 million. No marketable investments were held as of December 31, 2024. Adjustments to the fair value of these investments, as well as realized gains on sales of these investments, relate primarily to our investment in Circle Internet Group, Inc. See Notes 14. Fair Value Measurements and 17. Other Consolidated Statements of Operations Details of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
Changes in market prices of our marketable investments could materially impact our future results of operations and cash flows, the impact of which is difficult to predict as it depends on market factors that we cannot forecast with reliable accuracy, including due to lack of extended price history for our largest holding as it entered the public market in June 2025, and has had high price volatility since public debut. If an adverse 10% fair value remeasurement was applied to our marketable investments as of December 31, 2025, it would not have a material impact on our financial results.
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
As of December 31, 2025 and 2024, our strategic equity investments in privately held companies were $623.0 million and $374.2 million, respectively. During the years ended December 31, 2025 and 2024, we recognized immaterial impairment expense related to our strategic investments in privately held companies. We anticipate volatility to our net income in future periods due to changes in the fair values associated with these investments and observable price changes in similar transactions that could impact our fair value assessments. Based on future market conditions, these changes could be material to our financial results. For more information, see Notes 2. Summary of Significant Accounting Policies—Investments and 14. Fair Value Measurements of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Foreign Currency
Foreign currency transactions
Revenues, expenses, and financial results of our foreign subsidiaries are recorded in the functional currency of these subsidiaries. Our foreign currency exposure is primarily related to transactions denominated in Euros and British Pounds attributable to cash and cash equivalents, customer custodial funds and customer custodial fund liabilities, and intercompany transactions where the transaction currency is different from a subsidiary’s functional currency. Changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our results of operations as expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in our results of operations and cash flows as a result of changes in foreign currency exchange rates, including from gains or losses on the settlement and the remeasurement of monetary assets and liabilities denominated in foreign currencies that are not the functional currency of the respective entity. From time to time, we may enter into derivatives or other financial instruments in an attempt to hedge our exposure to foreign currency exchange risk. No such instruments were outstanding as of December 31, 2025 and 2024 or during the year ended December 31, 2025.
Gains and losses on foreign currency exchange were immaterial during the years ended December 31, 2025 and 2024. If an adverse 10% foreign currency exchange rate change was applied to the largest foreign currency exposure (e.g., Euro) or to all foreign currency exposures in aggregate, of monetary assets, liabilities, and commitments denominated in currencies other than its functional currency as of December 31, 2025 and 2024, it would not have a material impact on our financial results. Our international operations expose us to exchange rate fluctuations otherwise. Such fluctuations could have a material impact on our future results of operations and cash flows, the impact of which is difficult to predict as it depends on many factors that we cannot forecast with reliable accuracy, including the volume and nature of our transactions and the particular currencies in which these transactions are denominated.
Foreign currency translation
Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. See our Consolidated Statements of Comprehensive income in Part II, Item 8 of this Annual Report on Form 10-K for translation adjustments for the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025 and 2024, a 10% increase or decrease in foreign currency exchange rates used in translating the financial statements of subsidiaries with functional currencies other than our reporting currency would not have a material impact on our financial results.
Derivatives
We have exposure to derivatives measured and recorded at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility.
Strategic derivative positions
In certain market conditions, we may opportunistically employ derivative strategies within a disciplined risk management framework to attempt to hedge our exposure to foreign currency or crypto assets held for investment. We did not have any such positions as of December 31, 2025 or 2024.
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

	December 31,
	2025	2024
Gross Financing Derivatives	$1,155,009	$1,067,594
Net Financing Positions	$—	$—
The following table presents the impact of changes in fair value of the derivatives noted above when considered gross and net of the naturally offsetting non-derivative positions in our Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2025	2024
Gains (losses) on Gross Financing Derivatives(1)	$328,436	$(114,521)
Gains (losses) on Net Financing Positions(2)	$—	$—
__________________
(1)Gains and losses on derivatives are recorded in our Consolidated Statements of Operations in the locations shown in Note 12. Derivatives of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)Net gains and losses, after considering the associated naturally offsetting non-derivative positions, are recorded in Transaction expense in the Consolidated Statements of Operations.
As of December 31, 2025 and 2024, a hypothetical 50% increase or decrease in the fair value of these derivative positions, after considering the associated naturally offsetting positions, would not have a material impact on our Consolidated Financial Statements. This hypothetical 50% is calculated as discussed above under Crypto Assets, as the fair value of these derivatives is also derived primarily from the volatility of Bitcoin and Ethereum over a similar period.

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

	December 31,
	2025	2024
Gross Other Derivatives	$34,468	$228,712
The following table presents the impact of changes in fair value of the derivatives noted above in our Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2025	2024
(Losses) gains on Gross Other Derivatives(1)	$(11,053)	$83,269
__________________
(1)Gains and losses on derivatives are recorded in our Consolidated Statements of Operations in the locations shown in Note 12. Derivatives of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
As of December 31, 2025 and 2024, a hypothetical 10% increase or decrease in the fair value of these Other Derivatives positions would not have a material impact on our Consolidated Financial Statements.
For more information on our derivatives, see Notes 2. Summary of Significant Accounting Policies—Derivative contracts, 5. Collateralized Arrangements and Financing, 7. Accounts Receivable, Net, 12. Derivatives, and 13. Other Consolidated Balance Sheets Details of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Coinbase Global, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coinbase Global, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of Operations, Comprehensive Income, Changes in Shareholders’ Equity, and Cash Flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has elected to change its method of accounting for payment stablecoins to classify them as cash equivalents and to apply the Company’s accounting policies for crypto lending, borrowing, and collateral to payment stablecoin lending, borrowing, and collateral in the years ended December 31, 2024 and December 31, 2023. Payment stablecoins include USDC, EURC, and PYUSD.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Crypto Assets Held in Cold Storage — including Corporate Crypto Assets, Payment Stablecoins and Customer Crypto Assets - Refer to Notes 2, 5, 6, 8, 12 and 21 of the financial statements
Critical Audit Matter Description
Crypto assets are generally accessible only by the possessor of the unique private key relating to the digital wallet in which the crypto assets are held. Accordingly, private keys must be safeguarded and secured in order to prevent an unauthorized party from accessing the crypto assets within a digital wallet. The Company holds crypto assets for its own use, and on behalf of customers, primarily in wallets within its cold storage environment. The loss, theft, or otherwise compromise of access to the private keys required to access the crypto assets in cold storage could adversely affect the Company’s ability to access the crypto assets within its environment. This could result in loss of corporate crypto assets or loss of crypto assets in custodial products on its platform held on behalf of its customers.
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
•We tested the effectiveness of management’s control to record corporate crypto asset balances separately from customer crypto asset balances.
•We tested the effectiveness of controls within the processes of customer crypto asset deposits and customer crypto asset withdrawals.
•We obtained evidence corporate crypto asset balances are appropriately recorded separately from customer crypto assets.
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

/s/ Deloitte & Touche, LLP
San Francisco, California
February 12, 2026
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Coinbase Global, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coinbase Global, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sentillia B.V., which was acquired on August 14, 2025, and whose financial statements constitute less than 1% of total assets and 2% of total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Sentillia B.V.
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

/s/ Deloitte & Touche, LLP
San Francisco, California
February 12, 2026

Coinbase Global, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$11,285,452	$9,308,266
Restricted cash and cash equivalents	334,318	347,169
Customer custodial funds	5,347,428	6,158,949
Crypto assets held for operations	120,831	82,781
Loan receivables	1,354,692	644,165
Crypto assets held as collateral	822,827	767,484
Crypto assets borrowed	318,849	261,052
Accounts receivable, net	307,119	265,251
Marketable investments	309,765	—
Other current assets	187,164	277,536
Total current assets	20,388,445	18,112,653
Crypto assets held for investment	1,998,871	1,552,995
Strategic investments	622,985	374,161
Deferred tax assets	570,819	941,298
Software and equipment, net	264,573	200,080
Goodwill	4,168,967	1,139,670
Intangible assets, net	1,397,794	46,804
Other non-current assets	259,378	174,290
Total assets	$29,671,832	$22,541,951
Liabilities and Shareholders’ Equity
Current liabilities:
Customer custodial fund liabilities	$5,347,428	$6,158,949
Accounts payable	117,605	63,316
Current portion of long-term debt	1,269,585	—
Short-term borrowings	452,105	374,268
Obligation to return collateral	826,883	792,125
Accrued expenses and other current liabilities	687,676	552,662
Total current liabilities	8,701,282	7,941,320
Long-term debt	5,937,034	4,234,081
Other non-current liabilities	240,458	89,708
Total liabilities	14,878,774	12,265,109
Commitments and contingencies (Note 21)
Shareholders’ equity:
Preferred stock, $0.00001 par value; 500,000 shares authorized and zero shares issued and outstanding at each of December 31, 2025 and December 31, 2024	—	—
Class A and B common stock, $0.00001 par value; 10,500,000 (Class A 10,000,000, Class B 500,000) shares authorized at December 31, 2025 and December 31, 2024; 267,836 (Class A 226,797, Class B 41,039) shares issued and outstanding at December 31, 2025 and 253,640 (Class A 209,762, Class B 43,878) shares issued and outstanding at December 31, 2024	3	2
Additional paid-in capital	8,566,854	5,365,990
Accumulated other comprehensive income (loss)	4,973	(50,051)
Retained earnings	6,221,228	4,960,901
Total shareholders’ equity	14,793,058	10,276,842
Total liabilities and shareholders’ equity	$29,671,832	$22,541,951

The accompanying notes are an integral part of these Consolidated Financial Statements.

Coinbase Global, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Net revenue	$6,883,438	$6,293,246	$2,926,540
Other revenue	297,887	270,782	181,843
Total revenue	7,181,325	6,564,028	3,108,383
Operating expenses:
Transaction expense	1,020,230	897,707	420,705
Technology and development	1,670,605	1,468,252	1,324,541
Sales and marketing	1,058,577	654,444	332,312
General and administrative	1,619,642	1,300,257	1,074,308
Losses (gains) on crypto assets held for operations, net	20,704	(71,725)	—
Crypto asset impairment, net	—	—	(34,675)
Restructuring	—	—	142,594
Other operating expense, net	356,126	7,933	10,260
Total operating expenses	5,745,884	4,256,868	3,270,045
Operating income (loss)	1,435,441	2,307,160	(161,662)
Interest expense	85,413	80,645	82,766
Losses (gains) on crypto assets held for investment, net	528,857	(687,055)	—
Other income, net	(700,894)	(29,074)	(167,583)
Income (loss) before income taxes	1,522,065	2,942,644	(76,845)
Provision for (benefit from) income taxes	261,738	363,578	(171,716)
Net income	$1,260,327	$2,579,066	$94,871
Net income attributable to common shareholders:
Basic	$1,260,327	$2,577,755	$94,752
Diluted	$1,277,314	$2,591,248	$94,751
Net income per share:
Basic	$4.85	$10.42	$0.40
Diluted	$4.45	$9.48	$0.37
Weighted-average shares of common stock used to compute net income per share:
Basic	260,088	247,374	235,796
Diluted	287,209	273,377	254,391

The accompanying notes are an integral part of these Consolidated Financial Statements.

Coinbase Global, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,260,327	$2,579,066	$94,871
Other comprehensive income (loss):
Translation adjustment	54,486	(19,653)	9,077
Income tax effect	538	(128)	(741)
Translation adjustment, net of tax	55,024	(19,781)	8,336
Comprehensive income	$1,315,351	$2,559,285	$103,207

The accompanying notes are an integral part of these Consolidated Financial Statements.

Coinbase Global, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at January 1, 2023	230,866	$2	$3,767,686	$(38,606)	$1,725,475	$5,454,557
Issuance of equity instruments as consideration for business combination	961	—	11,302	—	—	11,302
Common stock issued to settle contingent consideration	28	—	2,291	—	—	2,291
Common stock issued in connection with equity awards, net of stock options repurchases	13,966	—	69,763	—	—	69,763
Common stock withheld for net share settlement of equity awards	(3,773)	—	(277,798)	—	—	(277,798)
Stock-based compensation (inclusive of capitalized stock-based compensation and restructuring)	—	—	918,327	—	—	918,327
Other comprehensive income	—	—	—	8,336	—	8,336
Net income	—	—	—	—	94,871	94,871
Balance at December 31, 2023	242,048	$2	$4,491,571	$(30,270)	$1,820,346	$6,281,649
Cumulative-effect adjustment upon adoption of Accounting Standards Update ("ASU") 2023-08, net of tax	—	—	—	—	561,489	561,489
Common stock issued in connection with equity awards, net of stock options repurchases	12,292	—	145,330	—	—	145,330
Common stock withheld for net share settlement of equity awards	(662)	—	(117,225)	—	—	(117,225)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	960,906	—	—	960,906
Purchases of capped calls	—	—	(104,110)	—	—	(104,110)
Other	(38)	—	(10,482)	—	—	(10,482)
Other comprehensive loss	—	—	—	(19,781)	—	(19,781)
Net income	—	—	—	—	2,579,066	2,579,066
Balance at December 31, 2024	253,640	$2	$5,365,990	$(50,051)	$4,960,901	$10,276,842
Common stock issued as consideration for business combination	11,639	1	3,677,634	—	—	3,677,635
Common stock issued in connection with equity awards	7,088	—	110,629	—	—	110,629
Common stock repurchased	(3,039)	—	(850,178)	—	—	(850,178)
Common stock withheld for net share settlement of equity awards	(1,492)	—	(402,791)	—	—	(402,791)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	889,820	—	—	889,820
Purchases of capped calls	—	—	(224,250)	—	—	(224,250)
Other comprehensive income	—	—	—	55,024	—	55,024
Net income	—	—	—	—	1,260,327	1,260,327
Balance at December 31, 2025	267,836	$3	$8,566,854	$4,973	$6,221,228	$14,793,058

The accompanying notes are an integral part of these Consolidated Financial Statements.

Coinbase Global, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$1,260,327	$2,579,066	$94,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,428	127,518	139,642
Stock-based compensation expense	839,440	912,838	780,668
Deferred income taxes	238,308	151,315	(216,334)
Losses (gains) on crypto assets held for operations, net	20,704	(71,725)	—
Losses (gains) on crypto assets held for investment, net	528,857	(687,055)	—
(Gains) losses on investments, net	(680,520)	11,553	(24,368)
Gains on extinguishment of long-term debt, net	—	—	(117,383)
Gains on crypto assets held, net (pre ASU 2023-08)	—	—	(117,650)
Crypto asset impairment expense (pre ASU 2023-08)	—	—	96,783
Crypto assets received as revenue (pre ASU 2023-08)	—	—	(460,878)
Crypto asset payments for expenses (pre ASU 2023-08)	—	—	298,255
Other operating activities, net	62,246	11,336	151,118
Changes in operating assets and liabilities:
Accounts receivable, net	(1,983)	(100,568)	84,021
Customer custodial funds in transit	57,152	46,829	(115,391)
Income taxes, net	(147,449)	77,099	8,547
Other current and non-current assets	(47,228)	48,564	28,033
Other current and non-current liabilities	108,101	(2,835)	43,442
Net cash provided by operating activities	2,426,383	3,103,935	673,376
Cash flows from investing activities
Loans originated	(12,453,223)	(7,364,193)	(923,336)
Proceeds from repayment of loans	11,664,530	7,189,488	647,448
Assets pledged as collateral	(16,009)	(100,929)	(159,835)
Return of assets pledged as collateral	16,188	147,096	196,028
Business combinations, net of cash and cash equivalents acquired	(742,038)	—	(30,730)
Purchases of crypto assets held for investment	(787,821)	(35,182)	—
Dispositions of crypto assets held for investment	266,546	91,925	—
Purchase of investments	(377,426)	(59,915)	(18,835)
Dispositions of investments	490,298	5,001	3,543
Purchase of crypto assets held (pre ASU 2023-08)	—	—	(279,868)
Sale of crypto assets held (pre ASU 2023-08)	—	—	466,299
Other investing activities, net	(110,595)	(74,294)	(106,890)
Net cash used in investing activities	(2,049,550)	(201,003)	(206,176)
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	78,286	126,140	47,944
Issuances of convertible senior notes, net	2,957,135	1,246,025	—
Repurchase of common stock	(790,195)	—	—
Repayment of long-term debt	—	—	(303,533)
Purchases of capped calls	(224,250)	(104,110)	—
Customer custodial fund liabilities	(936,205)	1,638,087	(274,822)
Customer collateral received	871,389	567,806	321,398
Return of customer collateral	(891,967)	(544,228)	(347,209)
Taxes paid related to net share settlement of equity awards	(402,791)	(117,225)	(277,798)
Proceeds from short-term borrowings	626,428	122,566	31,640
Repayments of short-term borrowings	(580,664)	(48,407)	(52,122)
Other financing activities, net	33,116	16,424	16,297
Net cash provided by (used in) financing activities	740,282	2,903,078	(838,205)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	1,117,115	5,806,010	(371,005)
Effect of exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	92,850	(48,367)	8,772
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	15,683,455	9,925,812	10,288,045
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$16,893,420	$15,683,455	$9,925,812

The accompanying notes are an integral part of these Consolidated Financial Statements.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS
Coinbase, Inc. was founded in 2012. In April 2014, in connection with a corporate reorganization, Coinbase, Inc. became a wholly-owned subsidiary of Coinbase Global, Inc. (together with its consolidated subsidiaries, the “Company”). On December 15, 2025, the Company effected a reincorporation from the State of Delaware to the State of Texas (the “Reincorporation”).
The Company provides a trusted platform that serves as a compliant on-ramp to the onchain economy and enables users to engage in a wide variety of activities with their crypto assets in both proprietary and third-party product experiences enabled by access to decentralized applications. The Company offers (i) consumers their primary financial account for the onchain economy, (ii) institutions a full-service prime brokerage platform with access to deep pools of liquidity across the crypto marketplace, and (iii) developers a suite of products granting access to build onchain.
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
Significant estimates and assumptions include the identification and valuation of assets acquired and liabilities assumed in business combinations; the valuation of goodwill and intangible assets, including impairments; the valuation of privately-held strategic investments, including impairments; the determination of the recognition, measurement, and valuation of current and deferred income taxes; the fair value of performance stock-based awards issued; the useful lives of long-lived assets; the impairment of long-lived assets; the fair value of derivatives and loss contingency identification and valuation, including assessing the likelihood of adverse outcomes from positions, claims, and disputes, recoveries of losses recorded, and associated timing.
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
Change in accounting principle
Accounting for payment stablecoins
Effective December 31, 2025, the Company voluntarily elected to change its method of accounting for payment stablecoins to classify them as cash equivalents and to apply the Company’s accounting policies for crypto lending, borrowing, and collateral to payment stablecoin lending, borrowing, and collateral. Payment stablecoins include USDC, EURC, and PYUSD. In prior periods, EURC and PYUSD balances were not material and were presented together with USDC; accordingly, references to “USDC” in prior

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

period disclosures include these stablecoins. The Company previously accounted for payment stablecoins as financial instruments under Accounting Standards Codification (“ASC”) 310, Receivables, and applied the recognition and derecognition criteria under ASC 860, Transfers and Servicing, when transferring (or receiving) payment stablecoins.
The Company believes the reclassification of USDC to Cash and cash equivalents is preferable because it better reflects its economic substance and the manner in which it is utilized by the Company. USDC is readily convertible to known amounts of cash, allowing for near-instant, one-to-one redemption of USDC for U.S. dollars. Furthermore, the underlying reserves backing USDC, comprising cash in segregated accounts titled for benefit of USDC holders and a government money market fund that holds cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements, exhibit the risk and liquidity characteristics of cash equivalents as defined in ASC 230, Statement of Cash Flows.
The Company further believes the application of our accounting policies for crypto lending, borrowing, and collateral to USDC lending, borrowing, and collateral is preferable as it aligns the accounting with our other crypto collateralized arrangements and financing activities and better reflects the risks and transfer of economic benefits of the related transactions.
This change in accounting principle has been applied retrospectively to all periods presented, including in the Consolidated Balance Sheets and Statements of Cash Flows. This reclassification had no effect on previously reported total assets, total liabilities, equity, net income, or earnings per share for any period presented.
The following tables show the changes in presentation in the Consolidated Balance Sheets and Statements of Cash Flows upon the Company’s change in accounting principle (in thousands):
Consolidated Balance Sheets Extract

	December 31, 2024
	Previously Reported	Adjustment	As Adjusted
Cash and cash equivalents	$8,543,903	$764,363	$9,308,266
Restricted cash and cash equivalents	38,519	308,650	347,169
USDC	1,241,808	(1,241,808)	—
Loan receivables	475,370	168,795	644,165
Net adjustment		$—
Consolidated Statements of Cash Flows Extracts

	Year Ended December 31, 2024
	Previously Reported	Adjustment	As Adjusted
Changes in operating assets and liabilities	$(478,002)	$547,091	$69,089
Loans originated	(1,700,055)	(5,664,138)	(7,364,193)
Proceeds from repayment of loans	1,488,500	5,700,988	7,189,488
Assets pledged as collateral	(2,895)	(98,034)	(100,929)
Return of assets pledged as collateral	1,191	145,905	147,096
Purchase of investments	(41,333)	(18,582)	(59,915)
Dispositions of investments	4,914	87	5,001
Purchases of crypto assets held for investment	(12,451)	(22,731)	(35,182)
Dispositions of crypto assets held for investment	54,039	37,886	91,925
Proceeds from short-term borrowings	—	122,566	122,566
Repayments of short-term borrowings	—	(48,407)	(48,407)

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	Previously Reported	Adjustment	As Adjusted
Gains on crypto assets held, net (pre ASU 2023-08)	$(145,594)	$27,944	$(117,650)
Changes in operating assets and liabilities	326,206	(277,554)	48,652
Loans originated	(586,691)	(336,645)	(923,336)
Proceeds from repayment of loans	513,698	133,750	647,448
Assets pledged as collateral	(27,899)	(131,936)	(159,835)
Return of assets pledged as collateral	68,338	127,690	196,028
Purchase of investments	(11,822)	(7,013)	(18,835)
Dispositions of investments	3,430	113	3,543
Purchase of crypto assets held (pre ASU 2023-08)	(277,367)	(2,501)	(279,868)
Sale of crypto assets held (pre ASU 2023-08)	461,325	4,974	466,299
Customer collateral received	66,014	255,384	321,398
Return of customer collateral	(64,952)	(282,257)	(347,209)
Recent accounting pronouncements
Recently adopted accounting pronouncements
Disaggregation of income statement expenses
On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income, to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company early adopted ASU 2024-03 on December 31, 2025 on a retrospective basis. See Note 17. Other Consolidated Statements of Operations Details for the disaggregation of relevant expense captions.
Accounting pronouncements pending adoption
On September 18, 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software, to reflect that software is not always developed in a linear manner, removing all references to development stages and adding new guidance on how to evaluate whether the probable-to-complete threshold has been met. ASU 2025-06 is required to be adopted for fiscal years commencing after December 15, 2027, with early adoption permitted. ASU 2025-06 allows for a prospective, retrospective, or modified transition approach to adoption, based on the status of the project and whether software costs were capitalized before the date of adoption. The Company anticipates using a prospective transition approach and is evaluating the impact of adopting the standard on the Consolidated Financial Statements.
Segment reporting
The Company reports its segment information to reflect the manner in which the CODM reviews and assesses performance. The Company’s Chief Executive Officer and President and Chief Operating Officer have joint responsibility as the CODM and review and assess the performance of the Company as a whole.
The primary financial measures used by the CODM to evaluate performance and allocate resources are net income and operating income (loss). The CODM uses net income and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on Net income and Operating income (loss) is disclosed

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations.
The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.
Revenue recognition
Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration to which the Company expects to be entitled.
Transaction revenue
Consumer and institutional revenue
The Company earns transaction fees primarily from providing crypto asset matching services and executing trades on the Company’s derivative exchanges. The Company considers the matching of buyers and sellers to buy, sell or convert crypto assets or the execution of a derivative trade to be a single performance obligation. The Company considers its performance obligation satisfied, and recognizes revenue, at the point in time the transaction is processed or the trade is executed. Contracts with customers are defined at the transaction level as they are open-ended and may be terminated by either party without penalty.
The transaction price, determined at the transaction level, is calculated based on volume and varies depending on payment type, transaction value, and the Company’s published fee disclosures. Transaction fees may be variable based on tiered discounts driven by trading volume in a prior historical period. Volume-based tiered discounts are not considered material rights as they correspond to the standalone selling prices typically offered to the respective customer class. Transaction fees are reduced by any transaction-specific rebates provided to the customer. In instances where transaction fees are collected in crypto assets, revenue is measured based on the fair value of the crypto assets received at the time of the transaction.
Transaction revenue is recognized net of an allowance for estimated transaction fee reversals (such as credit card chargebacks or bank disputes). These estimates are determined using the most likely amount method, relying on historical experience and judgment regarding the probability of significant reversals. These estimates of variable consideration are reassessed each reporting period. While the reversal of the transaction fee is recorded as a reduction of net revenue, any loss of the underlying crypto asset resulting from the reversal is included in Transaction expense.
The Company applies judgment to determine whether it is the principal or the agent in transactions. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the crypto asset or derivative instrument before it is transferred to the customer (gross) or whether it acts as an agent by matching buyers and sellers of crypto assets or executing trades between customers (net). The Company does not control the crypto asset or derivative instrument provided before it is transferred to the buyer, does not have inventory risk, and is not responsible for fulfillment. The Company also does not set the price for the crypto asset or derivative instrument as the price is a market rate established by users of the platform. As a result, the Company has determined that it acts as an agent in transactions between customers.
Other transaction revenue
Other transaction revenue primarily comprises Base sequencer revenue and fees the Company charges customers at the transaction level to process deposits to, and withdrawals from, the Company’s platform. Generally, Other transaction revenue consists of a single performance obligation and is recognized at the time that a transaction is executed. Base sequencer revenue is denominated in crypto

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

assets, with revenue measured based on the amount of crypto assets received and the fair value of the crypto assets at the time of the transaction.
Subscription and services revenue
Stablecoin revenue
The Company earns revenue through an arrangement, as updated in August 2023 and further updated in November 2024, with Circle Internet Financial, LLC (“Circle”). The Company’s revenue from this arrangement is determined based on the daily income generated from the reserves backing USDC, which is dependent on the total USDC market capitalization, defined as the total amount of USDC in circulation, less the management fees charged by non-affiliated third parties managing such reserves and certain other expenses (the “Payment Base”). From the Payment Base, (i) Circle retains a portion in consideration of its role as issuer of USDC, (ii) the Company and Circle earn an amount based on the share of USDC held on their respective platforms, (iii) other approved participants in the USDC ecosystem earn an amount based on terms agreed between the approved participant, Circle, and the Company, and (iv) the Company receives 50% of the remaining Payment Base. The arrangement is not within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”) as Circle is not a customer of the Company. Revenue is accrued on a monthly basis as it becomes realizable.
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
Interest and finance fee income
The Company holds customer custodial funds at certain third-party depository institutions and asset managers, which earn interest. Interest income earned from customer custodial funds is calculated using the interest method and is not within the scope of ASC 606. Financing interest income on fiat and payment stablecoin loan receivables is accrued using the interest method over the term of the loan, and is not within the scope of ASC 606. Financing fees earned on crypto asset loan receivables are denominated in crypto assets and are recognized on an accrual basis over the over term of the loan. The amount earned depends on the total loans issued and the contractual rates.
Other subscription and services revenue
Other subscription and services revenue primarily comprises revenue from: Coinbase One; developer product revenue, including items such as delegation, participation and infrastructure services; custodial fees for a dedicated cold storage solution provided to customers through Prime Custody; and revenue from other subscription licenses. Generally, revenue from other subscription and services contains one performance obligation, may have variable and non-cash consideration, and is recognized at a point in time or over the period that services are provided.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Other revenue
Corporate interest and other income
Corporate interest and other income primarily comprises interest income earned on corporate cash and cash equivalents, calculated using the interest method and reported within Other revenue in the Consolidated Statements of Operations.
Collateralized arrangements and financing
Lending and related collateral
The Company lends fiat, payment stablecoins, crypto assets borrowed, and crypto assets held for investment to eligible institutional customers. Institutional financing loans may have open ended or fixed terms that are less than one year, with the exception of trade finance arrangements. These arrangements are typically settled in one to three days.
Loan receivables are recorded in Loan receivables in the Consolidated Balance Sheets. Fiat and payment stablecoin loan receivables are measured at amortized cost, which approximates fair value given their short-term nature (generally less than 12 months) and fully collateralized structure. Crypto asset loan receivables are measured at the fair value of the underlying crypto asset loaned, with changes in fair value recognized in Transaction expense in the Consolidated Statements of Operations. Accrued interest is recorded separately within Accounts receivable, net in the Consolidated Balance Sheets. Fee income is recorded in Interest and finance fee income within Net revenue in the Consolidated Statements of Operations.
Institutional financing loans are fully collateralized by a customer’s pledged fiat, payment stablecoins, or crypto assets, as applicable. The Company adheres to strict internal risk management and liquidation protocols for loan counterparty defaults, including restricting trading and withdrawals and liquidating assets in borrowers’ accounts as contractually permitted. The Company continuously and systematically monitors the fair value of the related collateral assets pledged compared to the fair value of the related loan receivable, and if the value of the borrower’s eligible collateral falls below the required collateral requirement, the customer is obligated to deposit additional collateral up to the required collateral level. Accordingly, the Company applies the collateral maintenance provision practical expedient to determine if an allowance for doubtful accounts is required on loan receivables. The Company’s credit exposure is significantly limited and no allowance, write-offs, or recoveries have been recorded against loan receivables for the periods presented due to the collateral requirements the Company applies to such loans, the Company’s process for collateral maintenance, and collateral held on the Company’s platform. The Company would recognize credit losses on these loans if there is a collateral shortfall and it is not reasonably expected that the borrower will replenish such a shortfall. Due to the nature of the collateral the Company requires to be pledged, the Company is readily able to liquidate in the case of the borrower’s default.
The Company recognizes collateral it receives, with an associated obligation to return collateral, when it obtains control of the collateral. The Company does not reuse or rehypothecate customer payment stablecoins or crypto assets nor grant security interests in such assets, in each case unless required by law or expressly agreed to by the customer.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

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
Borrowings and related collateral
To facilitate institutional financing loans, the Company may borrow fiat, payment stablecoins and crypto assets from third parties.
Payment stablecoins borrowed by the Company that have not been subsequently sold or rehypothecated are recognized within Cash and cash equivalents with a corresponding liability in Short-term borrowings in the Consolidated Balance Sheets.
Crypto assets borrowed by the Company are recorded in Crypto assets borrowed, and the associated liabilities are recorded in Short-term borrowings in the Consolidated Balance Sheets.
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
The term of these crypto asset borrowings either can be for a fixed term of less than one year or open-ended and repayable at the option of the Company or the lender. These borrowings bear a fee payable by the Company to the lender, which is based on a percentage of the amount borrowed. Fee expenses for crypto asset borrowings are accrued and expensed over the term of the loan and are included in Transaction expense in the Consolidated Statements of Operations.
Under the terms of the Company’s payment stablecoin and crypto asset borrowing arrangements, the Company may be required to maintain a collateral to borrowing ratio and pledge fiat, payment stablecoins, or crypto assets as collateral. The lender is not obligated to return collateral equal to the fair value of the borrowings if the Company defaults on its borrowings. As of December 31, 2025, the Company has not defaulted on any of its borrowings.
The Company’s accounting for pledged collateral is determined by whether control is retained or surrendered. The Company derecognizes collateral it pledges when it loses control of the collateral, resulting in the recognition of the related collateral receivable within Other current assets in the Consolidated Balance Sheets. When the Company retains control of the collateral, fiat and payment stablecoins pledged as collateral are reclassified to Restricted cash and cash equivalents and where crypto assets are pledged, the collateral remains recorded within Crypto assets borrowed or Crypto assets held for investment, each within the Consolidated Balance Sheets.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Customer derivatives and margin
The Company executes trade matching and other trading activities of derivative contracts between customers on its platform. These transactions are subject to margin requirements with customers to help the Company mitigate its exposure to credit risk from a customer’s failure to fulfill its obligations in a trade.
Crypto assets and payment stablecoins pledged by customers to meet margin requirements are not recognized in the Consolidated Balance Sheets unless the customer expressly agrees to transfer control to the Company, in which case they are recognized on the same basis as discussed in the Lending and related collateral section above. Fiat pledged by customers to meet margin requirements is recognized in Customer custodial funds with an offsetting liability in Customer custodial fund liabilities in the Consolidated Balance Sheets.
Cash and cash equivalents
Cash and cash equivalents comprise cash that is not restricted as to withdrawal or use, payment stablecoins, and interest-bearing highly liquid investments, such as money market funds with an initial maturity of three months or less, held in accounts at financial institutions or venues. Financial institutions include asset managers, while venues include payment processors, clearing brokers, and other financial services providers.
Payment stablecoins
Payment stablecoins, which include USDC, EURC, and PYUSD, are redeemable on a one-to-one basis for cash and cash equivalents and are classified as Cash and cash equivalents in the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the reserves backing these payment stablecoins were held by the issuer in cash and cash equivalents in segregated accounts titled for the benefit of payment stablecoins holders.
Funds held at financial institutions
Cash and cash equivalents, excluding payment stablecoins which are held on our platform, are primarily placed with financial institutions which are of high credit quality, primarily in highly liquid, highly rated instruments which are uninsured. The Company may also have corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts.
Funds held at venues
The Company holds cash at venues, and performs a regular assessment of these venues as part of its risk management process. As of December 31, 2025 and 2024, the Company held $110.8 million and $88.2 million, respectively, in cash at venues.
Restricted cash and cash equivalents
The Company has restricted cash deposits and interest-bearing highly liquid investments held at financial institutions related to operational reserves. Restricted cash and cash equivalents also includes payment stablecoins pledged as collateral where the Company retains control of the payment stablecoins. These payment stablecoins are contractually restricted and not available for general corporate use until the related borrowings are repaid.
Crypto assets held for operations
The Company may receive crypto assets as a form of payment for transaction revenue, blockchain rewards, and other subscriptions and services revenue, which are recorded in Crypto assets held for operations in the Consolidated Balance Sheets when received. Crypto assets received as a form of

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

payment are converted to cash or used to fulfill expenses, primarily blockchain rewards fees, nearly immediately. Therefore, the associated risk of exposure of these assets to crypto asset price fluctuations, even during periods of significant volatility, has been immaterial. Crypto assets held for operations are initially recorded at the transaction price of the crypto assets at initial recognition and are subsequently remeasured at fair value at the end of each reporting period, with changes in fair value recognized in Losses (gains) on crypto assets held for operations, net in the Consolidated Statements of Operations. Realized gains and losses on disposition are recognized on a first-in-first-out basis. Fair value is measured using quoted crypto asset prices within the Company’s principal market at the time of measurement. Gains and losses are influenced by the volume and mix of crypto assets received and used, and the timing of the turnover of these crypto assets. Cash flows from crypto assets held for operations are recorded as Changes in operating assets and liabilities in the Consolidated Statements of Cash Flows.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are contractual rights to receive cash or crypto assets and consist of stablecoin revenue receivable, customer accounts receivable, and other receivables.
Stablecoin revenue receivable represents the Company’s portion of income earned and receivable on payment stablecoin reserves through its arrangements with the issuers of these stablecoins.
Customer accounts receivable primarily comprises receivables from custodial fee revenue and other transaction fee and subscription and services revenue.
Receivables are recorded at the transaction price when the Company’s performance obligations are satisfied, either at a point in time or over time (typically monthly). Accounts receivable denominated in crypto assets represent rights to receive a fixed amount of crypto assets at the time of invoicing and are initially and subsequently measured at the fair value of the underlying crypto assets to be received, with changes in the fair value recorded in Other operating expense, net in the Consolidated Statements of Operations.
The Company recognizes an allowance for doubtful accounts for accounts receivable based on expected credit losses. In determining expected credit losses, the Company considers historical loss experience and the aging of its accounts receivable balances.
Crypto assets held for investment
Crypto assets held for investment are primarily held long term. The Company does not engage in regular trading of these assets but may lend them or stake them. When crypto assets that were loaned are returned, they continue to be held for investment. See Note 5. Collateralized Arrangements and Financing for details on institutional financing activities.
Crypto assets held for investment are initially recorded at cost and are subsequently remeasured at fair value at the end of each reporting period, with changes in fair value recognized in Losses (gains) on crypto assets held for investment, net in the Consolidated Statements of Operations. Realized gains and losses on disposition are recognized on a specific identification basis. Fair value is measured using quoted crypto asset prices within the Company’s principal market at the time of measurement.
Crypto assets held for investment that are loaned are derecognized and related crypto asset loan receivables are recognized for the period that the loan is outstanding. See discussion of accounting for crypto asset loan receivables under —Lending and related collateral above.
Crypto assets held for investment that are staked remain recorded within Crypto assets held for investment in the Consolidated Balance Sheets. Staking rewards earned by the Company through staking of these assets are recognized as an addition to Crypto assets held for investment and in Other income, net in the Consolidated Statements of Operations in the period received.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Software and equipment, net
Software and equipment, net is stated at cost less associated accumulated depreciation and amortization, and consists mainly of capitalized internally developed software. Depreciation and amortization is computed using the straight-line method over the lesser of the estimated useful life of the asset or the remaining lease term, as applicable. The estimated useful lives of capitalized internally developed software is three years. The remaining balance of software and equipment consists of furniture and fixtures, computer equipment, and leasehold improvements, for which the useful lives generally range from one to 10 years.
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
Business combinations, goodwill, and acquired intangible assets
The Company accounts for business combinations using the acquisition method. Purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated acquisition-date fair values, with any excess consideration recognized as goodwill. The results of acquired businesses are included in the Consolidated Financial Statements from the date of the acquisition. Acquisition-related costs are expensed as incurred in General and administrative expenses within the Consolidated Statements of Operations.
Estimates of fair value are subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill, if new information is obtained about facts and circumstances that existed at the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Operations.
Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Goodwill is tested at the reporting unit level. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized for the amount of the excess, limited to the total amount of goodwill allocated to that reporting unit.
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
The Company evaluates the recoverability of acquired intangible assets on an annual basis, or more frequently whenever circumstances indicate an intangible asset may be impaired. When indicators of impairment exist, the Company estimates future undiscounted cash flows attributable to such assets. If the future undiscounted cash flows do not exceed the carrying amount of the assets, an impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.
Long-term debt and interest expense
Long-term debt is carried at amortized cost. The Company accounts for the 2026, 2029, 2030, and 2032 Convertible Notes wholly as debt because (1) the conversion features do not require bifurcation as a

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

derivative under ASC 815, Derivatives and Hedging (“ASC 815”), and (2) these convertible notes were not issued at a substantial discount.
Coupon interest on the Company’s long-term debt comprises the majority of Interest expense in the Consolidated Statements of Operations. Debt discounts and debt issuance costs are also amortized to Interest expense in the Consolidated Statements of Operations using the effective interest method over the contractual term of the respective note.
Capped calls entered into in connection with the Company’s long-term debt meet the criteria for classification in equity, are not remeasured each reporting period, and are included as a reduction to Additional paid-in capital within Total shareholders’ equity in the Consolidated Balance Sheets.
The Company recognizes gains and losses on extinguishment of long-term debt as the difference between the reacquisition price and the net carrying amount of the debt, and these gains and losses are recognized in current-period earnings in Other income, net in the Consolidated Statements of Operations.
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
Certain jurisdictions where the Company operates require the Company to hold eligible liquid assets, as defined by applicable regulatory requirements and commercial law in these jurisdictions, equal to at least 100% of the aggregate amount of all applicable customer custodial fund liabilities. Depending on the jurisdiction, eligible liquid assets can include cash and cash equivalents, customer custodial funds, and in-transit customer receivables. As of December 31, 2025 and 2024, the Company’s eligible liquid assets were greater than the aggregate amount of Customer custodial fund liabilities.
Customer custodial funds are primarily placed with financial institutions which are of high credit quality, primarily in highly liquid, highly rated instruments which are uninsured. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts.
Leases
The Company determines if an arrangement is a lease at inception. The Company’s leases are primarily operating leases for corporate offices. Operating lease right-of-use (“ROU”) assets are included in Other non-current assets, and current and non-current lease liabilities are included in Accrued expenses and other current liabilities and Other non-current liabilities, respectively, in the Consolidated Balance Sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. Operating lease ROU assets also include any lease payments made before commencement and exclude lease incentives. As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement to determine the present value of

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

future payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised.
Lease expense is recognized on a straight-line basis over the lease term. The Company has made the policy election to account for short-term leases by recognizing the lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term and not recognizing these leases in the Consolidated Balance Sheets. The Company has real estate lease agreements with lease and non-lease components for which the Company has made the accounting policy election to account for these agreements as a single lease component.
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
These derivative contracts derive their value from underlying asset prices, other inputs, or a combination of these factors. Derivative contracts are recognized as either assets or liabilities in the Consolidated Balance Sheets at fair value, with changes in fair value recognized in Transaction expense, Other operating expense, net, or Other income, net in the Consolidated Statements of Operations, depending on the nature of the derivative. Cash flows from derivative contracts are recognized as investing activities and adjustments to reconcile Net income to Net cash provided by operating activities in the Consolidated Statements of Cash Flows, depending on the nature of the derivative.
Investments
The Company holds marketable securities and strategic investments, which are recorded within Marketable investments and Strategic investments in the Consolidated Balance Sheets.
Marketable investments primarily include equity securities and are measured and recorded at fair value on a recurring basis. These investments are available for trading subject to any associated lock up.
The Company’s strategic investments primarily include equity investments in privately held companies without readily determinable fair values where the Company (1) holds less than 20% ownership in the entity and (2) does not exercise significant influence. These investments are recorded at cost and adjusted for: (i) observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or (ii) impairment.
Marketable and strategic investments activities are recorded in Other income, net in the Consolidated Statements of Operations.
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
Transaction expense
Transaction expense includes certain costs incurred to operate the Company’s platform, process crypto asset trades, and perform wallet services, and are directly associated with generating revenue. Primary components include blockchain rewards distributed to customers for their participation in blockchain activities such as staking, account verification fees, fees paid to payment processors and other financial institutions for customer transaction activity, blockchain network fees, transaction rebates, and crypto asset losses from transaction reversals. Transaction expense also includes gains and losses from the fair value remeasurement of crypto asset borrowings, obligations to return crypto asset collateral, crypto assets borrowed, crypto assets held as collateral, and crypto asset loan receivables originated with borrowed assets. These items are offsetting by nature and generally net to an immaterial amount. Transaction-level costs are expensed as incurred, while fixed-fee costs are expensed over the contract term. The Company has elected to apply the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would otherwise have been recognized is one year or less.
Sales and marketing
The Company defines its selling expenses in accordance with ASC 220 as Sales and marketing expenses as presented in the Consolidated Statements of Operations. These expenses primarily comprise employee-related expenses, marketing programs, USDC rewards, and customer acquisition expenses. Employee-related costs include employee cash, stock-based compensation, and other employee benefits. Marketing programs costs primarily represent third-party advertising expenses. Employee-related advertising costs are immaterial for all periods presented.
Stock-based compensation
Stock plans
The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”) the 2021 Employee Stock Purchase Plan (the “ESPP”), and two legacy plans: the Amended and Restated 2013 Stock Plan and the 2019 Equity Incentive Plan (collectively, the “Prior Plans”). Following the direct listing in 2021, all new equity awards are granted under the 2021 Plan and ESPP. Additionally, certain awards assumed in connection with acquisitions are governed by their respective original plans.
Evergreen provisions
The 2021 Plan and ESPP provide for automatic annual increases in the number of shares available for issuance on January 1 of each year for 10 years. The increases are equal to the lesser of 5% (for the 2021 Plan) and 1% (for the ESPP) of the total outstanding shares of common stock on the preceding December 31, or a lesser amount determined by the Board.
Awards and vesting
The Company primarily grants restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). The Company previously granted stock options under Prior Plans, which remain outstanding.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

RSUs generally vest over a service period ranging from one to four years. Performance RSUs (“PRSUs”) vest upon the achievement of specified financial or market-based thresholds. RSAs issued in acquisitions generally vest over three years and are subject to repurchase at par value upon forfeiture.
Stock options outstanding have a contractual term of 10 years. Options under Prior Plans generally vest over four years (25% cliff followed by monthly vesting) and allow for a seven-year post-termination exercise window for certain employees. Outstanding options under the 2021 Plan generally vest quarterly over three years with a three-month post-termination exercise window. Outstanding options also include performance stock options granted to the Chief Executive Officer that vest upon the achievement of specific market conditions, subject to continued service.
Valuation and expense recognition
The Company accounts for stock-based compensation by measuring the fair value of awards at the grant date. For service-based awards, expense is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur.
The fair value of RSUs is based on the closing market price of the Company’s Class A common stock on the grant date.
For stock options granted in prior periods, fair value was estimated using the Black-Scholes-Merton model. Key assumptions included the expected term (based on historical exercise behavior and contractual terms), historical volatility of the Company’s Class A common stock, risk-free rates based on U.S. Treasury yields, and a zero dividend yield.
Market-based awards, which are performance stock options and PRSUs, are valued using a Monte Carlo simulation. Expense is recognized using the accelerated attribution method and is not reversed if the market condition is not met, provided the requisite service is rendered.
PRSUs subject to financial performance conditions are valued based on the price of the Company’s Class A common stock on the grant date. Expense is recognized when achievement of the condition becomes probable, evaluated at each reporting date, with cumulative adjustments recorded in the period of change.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

the tax basis of the exchanged crypto assets. Receipts of crypto assets in exchange for goods or services are included in taxable income at the fair market value on the date of receipt.
Net income (loss) per share
The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common shareholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Certain shares of the Company’s restricted stock granted as consideration in past acquisitions are deemed participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.
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
Foreign currency transactions
The Company’s functional currency is the U.S. dollar. The Company has exposure to foreign currency translation gains and losses arising from the Company’s net investment in foreign subsidiaries. The revenues, expenses, and financial results of these foreign subsidiaries are recorded in their respective functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax as applicable, included in Accumulated other comprehensive income (loss) (“AOCI”) within the Consolidated Statements of Changes in Shareholders’ Equity. Cumulative translation adjustments are released from AOCI and recorded in the Consolidated Statements of Operations when the Company disposes or loses control of a consolidated subsidiary. Gains and losses resulting from remeasurement are recorded in Other income, net within the Consolidated Statements of Operations.
Realized gains and losses on changes in foreign currency exchange rates resulting from settlement of the Company’s foreign currency-denominated assets and liabilities and unrealized gains and losses resulting from remeasurement of transactions and monetary assets and liabilities denominated in non-functional currencies are recognized as a component of Other income, net in the Consolidated Statements of Operations.
3. ACQUISITIONS
Information on acquisitions completed during the periods presented is set forth below. The results of operations of all business combinations have been recorded in the Consolidated Financial Statements since the dates of acquisition.
Deribit
On August 14, 2025, the Company acquired the outstanding equity of Sentillia B.V. (“Deribit”), a crypto derivatives exchange. The Company believes this strategic acquisition will play a key role in its goal to be the premier global platform for crypto derivatives. Total consideration transferred in the

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

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
In accordance with ASC 805, Business Combinations (“ASC 805”), the acquisition was accounted for as a business combination under the acquisition method. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, as follows (in thousands):

Goodwill	$2,818,754
Intangible assets	1,390,000
Crypto assets held for investment	164,263
Deferred tax assets and liabilities, net	(132,527)
Cash and cash equivalents and restricted cash	112,928
Other assets and liabilities, net	(58,866)
Net assets acquired	$4,294,552
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
The customer relationships represent the fair value of projected cash flows derived from existing customers of Deribit and w~~e~~re valued using the multi-period excess earnings method. The present value of projected cash flows included significant judgment and assumptions regarding future revenues, attrition rates, and the discount rate.
Echo
On October 8, 2025, the Company acquired all of the outstanding equity interests of Gm Echo Ltd (“Echo”), an onchain capital raising platform. The Company believes this strategic acquisition will play a key role in its goal to create more accessible, efficient, and transparent capital markets.
In accordance with ASC 805, the acquisition was accounted for as a business combination under the acquisition method. The total purchase consideration transferred in the acquisition was $176.0 million, which included $68.0 million in cash and $108.0 million in Class A common stock of the Company. Net assets acquired were $23.7 million, and the excess purchase price of $152.3 million was recorded as goodwill. The goodwill is primarily attributed to the assembled workforce as well as the anticipated operational synergies from the integration of Echo’s platform with the Company’s existing platform. The goodwill is expected to be deductible for U.S. tax purposes.
Other acquisitions
During 2025 and 2023, the Company completed other business combinations that were immaterial, both individually and in the aggregate. There were no business combinations in 2024.
4. REVENUE
The following table presents revenue disaggregated by type (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net revenue
Transaction revenue
Consumer, net	$3,322,835	$3,430,322	$1,334,018
Institutional, net	479,667	345,598	90,164
Other transaction revenue, net	252,888	210,193	95,472
Total transaction revenue	4,055,390	3,986,113	1,519,654
Subscription and services revenue
Stablecoin revenue(1)	1,348,821	910,464	694,247
Blockchain rewards	677,405	705,757	330,885
Interest and finance fee income(2)	247,047	265,799	186,685
Other subscription and services revenue	554,775	425,113	195,069
Total subscription and services revenue	2,828,048	2,307,133	1,406,886
Total net revenue	6,883,438	6,293,246	2,926,540
Other revenue
Corporate interest and other income(1)	297,887	270,782	181,843
Total other revenue	297,887	270,782	181,843
Total revenue	$7,181,325	$6,564,028	$3,108,383
__________________
(1)Amounts represent revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606.
(2)Amounts primarily represent revenue that is not accounted for as revenue from contracts with customers, as well as an immaterial amount of finance fee income that is accounted for as revenue from contracts with customers.
During the years ended December 31, 2025, 2024, and 2023, one counterparty accounted for 19%, 14%, and 22%, respectively, of total revenue.
Revenue by geographic location
The following table presents revenue disaggregated by geography based on domiciles of the customer or other counterparty (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.(1)	$6,010,607	$5,460,820	$2,725,620
International(2)	1,170,718	1,103,208	382,763
Total revenue	$7,181,325	$6,564,028	$3,108,383
__________________
(1)Nearly all revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606, is with counterparties in the U.S.
(2)No country accounted for more than 10% of Total revenue.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

5. COLLATERALIZED ARRANGEMENTS AND FINANCING
Lending and related collateral
The following table summarizes the Company’s institutional financing lending arrangements (in thousands):

	December 31,
	2025	2024
Fiat and payment stablecoin loan receivables	$1,340,213	$551,546
Crypto asset loan receivables	14,479	92,619
Total loan receivables(1)	$1,354,692	$644,165
__________________
(1)Includes an immaterial amount of fiat and crypto asset trade finance receivables as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the Company had four and three counterparties, respectively, each of whom accounted for more than 10% of the Company’s Loan receivables.
As of December 31, 2025 and 2024, the collateral requirements for all loans outstanding ranged from 100% to 300% of the fair value of the loan.
The following table summarizes assets the Company holds and has recognized as collateral with a corresponding obligation to return the collateral to the borrower (in thousands, except units):

	December 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Fiat and payment stablecoins(1)	N/A	N/A	$4,056	N/A	N/A	$24,641

Bitcoin	8,579	$818,787	756,447	6,918	$414,745	647,568
Ethereum	22,327	69,736	66,380	33,130	98,787	111,445
Other crypto assets(2)	—	—	—	nm	8,065	8,471
Crypto assets held as collateral		$888,523	822,827		$521,597	767,484
Total recognized held as collateral			$826,883			$792,125
__________________
nm - not meaningful
(1)Fiat and payment stablecoin collateral held are recognized within Cash and cash equivalents in the Consolidated Balance Sheets. Cost basis and units are not required disclosure and are therefore labeled N/A.
(2)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held as collateral.
The following table provides a reconciliation of Crypto assets held as collateral (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$767,484	$354,008
Collateral received	3,117,616	3,030,311
Collateral returned	(2,755,431)	(2,759,660)
Gains	1,338	175,480
Losses	(308,180)	(32,655)
Ending balance	$822,827	$767,484
No cumulative realized gains or losses occurred during the period presented as no Crypto assets held as collateral were sold or rehypothecated.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

The following table summarizes collateral pledged by customers in financing arrangements with the Company, which the Company has not recognized as collateral nor as an obligation to return the collateral (in thousands):

	December 31,
	2025	2024
Fiat and payment stablecoins	$303,983	$109,982
Crypto assets	1,559,458	178,619
Total customer collateral not recognized as collateral	$1,863,441	$288,601
Borrowings and related collateral
The following table summarizes the units, cost basis, and fair value of Crypto assets borrowed (in thousands, except units):

	December 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	1,920	$173,848	$167,989	1,923	$191,986	$179,480
Ethereum	43,536	149,374	129,162	17,413	65,213	57,989
Other crypto assets(1)	nm	27,145	21,698	nm	18,701	23,583
Total borrowed		$350,367	$318,849		$275,900	$261,052
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets borrowed.
The following table provides a reconciliation of Crypto assets borrowed (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$261,052	$45,212
Borrowing activity:
Borrowings	4,293,287	844,717
Repayment of borrowings	(4,239,621)	(579,210)
Lending activity:
Origination of loan receivables(1)	(2,205,275)	(1,346,485)
Customer repayment of loan receivables(1)	2,226,076	1,322,636
Gains	15,996	4,023
Losses	(32,666)	(29,841)
Ending balance	$318,849	$261,052
__________________
(1)Represents loans originated from borrowed assets. See Note 8. Crypto Assets Held for Investment for loans originated from assets held for investment.
No cumulative realized gains or losses occurred during the periods presented as no Crypto assets borrowed were sold.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the units, cost basis, and fair value of Short-term borrowings (in thousands, except units):

	December 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Payment stablecoins	N/A	N/A	$119,923	N/A	N/A	$74,158

Bitcoin	2,035	$183,882	178,022	2,178	$213,096	203,370
Ethereum	43,941	150,424	130,363	19,133	68,803	63,720
Other crypto assets(1)	nm	29,399	23,797	nm	28,141	33,020
Total crypto asset borrowings		$363,705	332,182		$310,040	300,110
Total short-term borrowings			$452,105			$374,268
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total crypto asset borrowings.
As of December 31, 2025 and 2024, the weighted average annual fees on Short-term borrowings were 3.5% and 2.7%, respectively.
The fair value of the Company’s corporate assets pledged as collateral against Short-term borrowings are recorded in Restricted cash and cash equivalents and consisted of the following (in thousands):

	December 31,
	2025	2024
Payment stablecoins	$236,308	$308,650
6. CRYPTO ASSETS HELD FOR OPERATIONS
The following table summarizes Crypto assets held for operations (in thousands, except units):

	December 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	487	$48,191	$43,282	57	$7,814	$5,473
Ethereum	10,499	27,341	31,174	8,142	21,843	27,122
Solana	52,933	7,698	6,624	69,280	14,526	13,245
Other crypto assets(1)	nm	55,068	39,751	nm	51,871	36,941
Total held for operations		$138,298	$120,831		$96,054	$82,781
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held for operations.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

7. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2025	2024
Stablecoin revenue receivable	$122,936	$85,983
Customer accounts receivable	54,143	40,776
Other accounts receivable	133,202	167,921
Gross accounts receivable	310,281	294,680
Less: allowance for doubtful accounts	(3,162)	(29,429)
Total accounts receivable, net	$307,119	$265,251
As of December 31, 2025 and 2024, the Company had two and one counterparties, respectively, each of whom accounted for more than 10% of the Company’s Accounts receivable, net.
8. CRYPTO ASSETS HELD FOR INVESTMENT
The following table summarizes Crypto assets held for investment (in thousands, except units):

	December 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	15,389	$1,079,153	$1,346,452	6,885	$272,164	$642,738
Ethereum	151,175	348,975	448,484	115,700	260,674	385,314
Other crypto assets(1)	nm	323,226	203,935	nm	347,827	524,943
Total held for investment		$1,751,354	$1,998,871		$880,665	$1,552,995
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held for investment.
The following table provides a reconciliation of Crypto assets held for investment (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$1,552,995	$330,610
Cumulative-effect adjustment upon adoption of ASU 2023-08	—	717,373
Additions(1)	1,195,708	107,580
Dispositions	(265,373)	(243,595)
Lending activity:
Origination of loan receivables(2)	(160,095)	(213,232)
Customer repayment of loan receivables(2)	204,493	167,204
Gains(3)	168,641	799,804
Losses(3)	(697,498)	(112,749)
Ending balance	$1,998,871	$1,552,995
__________________
(1)Additions represent purchases of, and staking rewards earned on, Crypto assets held for investment.
(2)Represents loans originated from Crypto assets held for investment. See Note 5. Collateralized Arrangements and Financing for loans originated from borrowed assets.
(3)The Company measures gains and losses by each asset held. These amounts include cumulative realized gains of $75.2 million and $153.4 million, and unrealized losses of $604.0 million and gains of $533.7 million, during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company held $68.3 million of Crypto assets held for investment subject to selling restrictions that are time-based and lift between 2026 and 2029.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

9. SOFTWARE AND EQUIPMENT, NET
Software and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Capitalized internally developed software	$454,324	$361,760
Other(1)	81,758	22,938
Total software and equipment, gross	536,082	384,698
Accumulated depreciation and amortization	(271,509)	(184,618)
Total software and equipment, net	$264,573	$200,080
_______________
(1)Includes leasehold improvements, construction in progress, furniture and fixtures, and computers and equipment.

Total additions to capitalized internally developed software were $138.3 million, $110.5 million, and $112.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Depreciation and amortization expense associated with software and equipment was $121.3 million, $100.5 million, and $70.0 million for the years ended December 31, 2025, 2024, and 2023, respectively, comprising primarily amortization of capitalized internally developed software. There were no material impairment charges associated with these assets during these years.
10. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

Carrying Amount
Balance at January 1, 2025	$1,139,670
Additions due to acquisitions	3,029,297
Balance at December 31, 2025	$4,168,967
There was no impairment recognized against goodwill at the beginning or end of the year presented, and no measurement period adjustments during the year presented.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Intangible assets, net
Intangible assets, net, as disclosed in this footnote, exclude internally developed software and crypto assets, which are presented within Software and equipment, net and the various crypto assets held line items in the Consolidated Balance Sheets, respectively. Intangible assets, net and their associated weighted average remaining useful lives in years (“Life”) consisted of the following (in thousands, except years):

	December 31, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Life
Amortizing assets
Customer relationships	$1,072,800	$(35,935)	$1,036,865	14.6	$75,711	$(65,989)	$9,722	0.4
Acquired developed technology	335,411	(47,969)	287,442	5.4	30,700	(21,962)	8,738	1.6
Trade name and other	48,000	(2,513)	45,487	7.1	3,400	(3,306)	94	0.1
Indefinite-lived assets
Licenses and other	28,000	—	28,000	N/A	28,250	—	28,250	N/A
Total	$1,484,211	$(86,417)	$1,397,794		$138,061	$(91,257)	$46,804
The effects of amortization of Intangible assets, net on the Consolidated Statements of Operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Technology and development	$28,662	$10,414	$46,610
Sales and marketing	29,252	—	—
General and administrative	9,212	16,628	23,018
Total amortization expense	$67,126	$27,042	$69,628
There were no material impairment charges associated with these assets during these periods. The Company estimates no significant residual value related to these amortizing intangible assets.
The expected future amortization expense for amortizing intangible assets as of December 31, 2025, was as follows (in thousands):

2026	$138,231
2027	130,341
2028	127,481
2029	124,043
2030	123,524
Thereafter	726,174
Total expected future amortization expense	$1,369,794

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

11. LONG-TERM DEBT
The components of Long-term debt, including the current portion due June 1, 2026, were as follows (in thousands, except percentages):

	Effective Interest Rate	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Fair Value(1)
December 31, 2025
0.50% 2026 Convertible Notes due June 1, 2026	0.98%	$1,273,013	$(3,428)	$1,269,585	$1,267,666
3.38% 2028 Senior Notes due October 1, 2028	3.57%	1,000,000	(4,845)	995,155	953,750
0.00% 2029 Convertible Notes due October 1, 2029	0.35%	1,500,000	(19,380)	1,480,620	1,392,600
0.25% 2030 Convertible Notes due April 1, 2030	0.55%	1,265,000	(15,684)	1,249,316	1,294,222
3.63% 2031 Senior Notes due October 1, 2031	3.77%	737,457	(5,273)	732,184	657,259
0.00% 2032 Convertible Notes due October 1, 2032	0.20%	1,500,000	(20,241)	1,479,759	1,335,300
Total		$7,275,470	$(68,851)	$7,206,619	$6,900,797

December 31, 2024
0.50% 2026 Convertible Notes due June 1, 2026	0.98%	$1,273,013	$(9,395)	$1,263,618	$1,331,062
3.38% 2028 Senior Notes due October 1, 2028	3.57%	1,000,000	(6,562)	993,438	901,250
0.25% 2030 Convertible Notes due April 1, 2030	0.55%	1,265,000	(19,322)	1,245,678	1,353,044
3.63% 2031 Senior Notes due October 1, 2031	3.77%	737,457	(6,110)	731,347	624,995
Total		$4,275,470	$(41,389)	$4,234,081	$4,210,351
__________________
(1)Fair values are based on quoted prices for these instruments in markets that are not active and other market observable inputs, which are considered Level 2 valuation inputs.
Convertible senior notes
2026 Convertible Notes
In May 2021, the Company issued an aggregate principal amount of $1.4 billion of 0.5% convertible senior notes due in 2026 (the “2026 Convertible Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Convertible Notes are senior unsecured obligations of the Company maturing on June 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Convertible Notes bear interest at a rate of 0.5% per year, payable semi-annually in arrears on June 1 and December 1.
The 2026 Convertible Notes are convertible at the option of the holders from and after December 1, 2025, at any time at their election until the close of business on the second scheduled trading day immediately preceding June 1, 2026. The Company may satisfy conversions in cash, shares of the Company’s Class A common stock, or a combination, based on the applicable conversion rate. The initial conversion rate is 2.6994 shares of the Company’s Class A common stock per $1,000 principal amount of 2026 Convertible Notes (approximately $370.45 per share), subject to adjustment as set forth in the indenture governing the 2026 Convertible Notes. In the event of a make-whole fundamental change, the conversion rate will, in certain circumstances, be increased for a specified period of time. In the event of a fundamental change, holders may require the Company to repurchase their 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes being repurchased, plus accrued and unpaid interest.
In 2023, the Company paid $126.4 million to repurchase $164.5 million of aggregate principal amount of the 2026 Convertible Notes with a carrying value of $162.4 million, net of immaterial unamortized issuance costs, original issue discount, and legal fees. The Company recorded a corresponding net gain

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

on extinguishment of long-term debt during the year ended December 31, 2023 of $35.8 million in Other income, net within the Consolidated Statements of Operations.
2029 Convertible Notes
In August 2025, the Company issued an aggregate principal amount of $1.5 billion of 0% convertible senior notes due 2029 (the “2029 Convertible Notes”) in a private offering pursuant to Rule 144A under the Securities Act. This issuance included the full exercise by the initial purchasers of their option to purchase an additional $200.0 million aggregate principal amount of the 2029 Convertible Notes, pursuant to an indenture, dated August 8, 2025 between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2029 Indenture”).
The 2029 Convertible Notes do not bear regular interest or accrete principal and mature on October 1, 2029, unless converted or repurchased earlier. The Company may pay special interest on the 2029 Convertible Notes under certain circumstances in accordance with the terms of the 2029 Indenture.
The 2029 Convertible Notes are not redeemable before maturity. Holders may convert the 2029 Convertible Notes at any time before the close of business on the business day immediately preceding July 2, 2029, only if specific price or event conditions are met or certain corporate events occur, or at any time from, and including, July 2, 2029, until the close of business on the second trading day immediately prior to the maturity date. The Company may satisfy conversions in cash, Class A common stock, or a combination, at an initial rate of 2.2005 shares per $1,000 (approximately $454.44 per share). The conversion rate and conversion price are subject to adjustments as set forth in the indenture governing the 2029 Convertible Notes. The Company classifies the 2029 Convertible Notes wholly as long-term debt, as the conversion features do not require separate accounting.
2030 Convertible Notes
In March 2024, the Company issued an aggregate principal amount of $1.3 billion of convertible senior notes due 2030 (the “2030 Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The issuance included the full exercise by the initial purchasers of their option to purchase up to an additional $165 million aggregate principal amount of the 2030 Convertible Notes, pursuant to an indenture, dated March 18, 2024 between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2030 Convertible Notes Indenture”). The 2030 Convertible Notes bear interest at a rate of 0.25% per year, payable semi-annually in arrears on April 1 and October 1.
The 2030 Convertible Notes are senior unsecured obligations of the Company maturing on April 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds received of $1.2 billion, were net of a 1.5% original issue discount and immaterial debt issuance costs.
Beginning with the third quarter of 2024, the 2030 Convertible Notes are convertible at the option of the holder if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The initial conversion rate is 2.9981 shares of the Company’s Class A common stock per $1,000 principal amount of notes (approximately $333.54 per share). The conversion rate and conversion price are subject to adjustments as set forth in the indenture governing the 2030 Convertible Notes. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of the Company’s Class A common stock, or a combination, at the Company’s election, based on the applicable conversion rate. In addition, if certain corporate events that constitute a make-whole fundamental change (as defined in the 2030 Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Additionally in the event of a corporate event constituting a fundamental change (as defined in the 2030 Convertible Notes Indenture), holders of the 2030 Convertible Notes may require the Company to repurchase all or a portion of their 2030 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2030 Convertible Notes being

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

repurchased, plus accrued and unpaid special interest or additional interest, if any, to, but excluding, the date of the fundamental change repurchase.
The Company accounts for the 2030 Convertible Notes wholly as debt because (1) the conversion features do not require bifurcation as a derivative under ASC 815, Derivatives and Hedging and (2) the 2030 Convertible Notes were not issued at a substantial premium.
2032 Convertible Notes
In August 2025, concurrently with the issuance of the 2029 Convertible Notes, the Company issued an aggregate principal amount of $1.5 billion of 0% convertible senior notes due 2032 (the “2032 Convertible Notes”) in a private offering pursuant to Rule 144A under the Securities Act. The issuance included the full exercise by the initial purchasers of their option to purchase an additional $200.0 million aggregate principal amount of the 2032 Convertible Notes, pursuant to an indenture, dated August 8, 2025 between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2032 Indenture”).
The 2032 Convertible Notes do not bear regular interest or accrete principal and mature on October 1, 2032, unless converted, repurchased, or redeemed earlier. The Company may pay special interest on the 2032 Convertible Notes under certain circumstances in accordance with the terms of the 2032 Indenture.
Holders can convert the 2032 Convertible Notes at any time before the close of business on the business day immediately preceding July 1, 2032, only if specific price or trading conditions are met, certain corporate events occur, or if the notes are called for redemption. From and including July 1, 2032, holders may convert the 2032 Convertible Notes at any time until the close of business on the second trading day immediately prior to the maturity date. The Company may satisfy conversions in cash, Class A common stock, or a combination, at an initial rate of 2.5327 shares per $1,000 (approximately $394.84 per share). The conversion rate and conversion price are subject to adjustments as set forth in the indenture governing the 2032 Convertible Notes.
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
Supplemental indentures
In connection with the Company’s Reincorporation, on December 12, 2025, the Company and U.S. Bank Trust Company, National Association, as trustee, entered into first supplemental indentures to each the 2026 Convertible Notes indenture, 2029 Indenture, 2030 Convertible Notes indenture, and 2032 Indenture to reflect ministerial changes in connection with to the Reincorporation. The Reincorporation did not result in any adjustment to the respective conversion rates or trigger any repurchase rights of the holders.
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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

In August and September 2023, the Company paid $177.2 million to repurchase $262.5 million of aggregate principal amount of the 2031 Senior Notes with a carrying value of $259.9 million, net of immaterial unamortized issuance costs and legal fees. The Company recorded a corresponding net gain on extinguishment of long-term debt during the year of $81.6 million in Other income, net within the Consolidated Statements of Operations.
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
The Senior Notes Indenture contains customary covenants that restrict the ability of the Company and certain of its subsidiaries to incur debt and liens. The Company is not aware of any instances of non-compliance with the covenants as of December 31, 2025.
12. DERIVATIVES
During the periods presented, the Company’s derivatives were primarily embedded forward contracts to receive or deliver a fixed amount of crypto assets in the future and none were designated as hedging instruments.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative instruments by their location in the Consolidated Balance Sheets, with amounts representing the portions of the respective line items denominated in crypto assets, as measured in U.S. dollar equivalents (in thousands):

		Embedded Derivative
	Host	Gross Derivative Assets	Gross Derivative Liabilities	Aggregate Carrying Value
December 31, 2025
Accounts receivable, net	$9,943	$22,025	$4,399	$27,569
Short-term borrowings	363,705	32,446	923	332,182
Obligation to return collateral	888,523	126,962	61,266	822,827
Accrued expenses and other current liabilities	6,897	—	2	6,899
Total fair value of derivatives		$181,433	$66,590

December 31, 2024
Accounts receivable, net	$16,264	$20,368	$1,811	$34,821
Other current assets	99,265	61,304	—	160,569
Short-term borrowings	310,040	18,030	8,100	300,110
Obligation to return collateral	526,337	2,149	243,296	767,484
Accrued expenses and other current liabilities	37,428	6,814	2,708	33,322
Total fair value of derivatives		$108,665	$255,915
Impact of derivatives on the Consolidated Statements of Operations
The impacts of gains (losses) on derivative instruments recognized in the Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Short-term borrowings(1)	$21,593	$28,304
Obligation to return collateral(1)	306,843	(142,825)
Other(2)	(11,053)	83,269
Total	$317,383	$(31,252)
__________________
(1)Changes in fair value are recognized in Transaction expense in the Consolidated Statements of Operations. The impact of changes in fair value of Crypto asset borrowings and Obligation to return collateral derivatives is naturally offset, at least in part, by the impact of changes in fair value of the associated naturally offsetting positions, which are also recognized in Transaction expense.
(2)Changes in fair value are recognized in Other operating expense, net or Other income, net in the Consolidated Statements of Operations depending on the nature of the derivative.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

13. OTHER CONSOLIDATED BALANCE SHEETS DETAILS
The following table presents certain other details of the Consolidated Balance Sheets (in thousands):

	December 31,
	2025	2024
Other current assets
Prepaid expenses	$94,886	$88,500
Income taxes receivable	63,726	5,530
Other	28,552	183,506
Total other current assets	$187,164	$277,536

Other non-current assets
Lease right-of-use assets	$141,631	$81,151
Income taxes receivable	62,233	60,004
Other	55,514	33,135
Total other non-current assets	$259,378	$174,290

Accrued expenses and other current liabilities
Payroll and payroll related expenses	$186,927	$186,151
Other accrued expenses	238,308	145,369
Income taxes payable	65,982	90,910
Other payables	196,459	130,232
Total accrued expenses and other current liabilities	$687,676	$552,662

Other non-current liabilities
Lease liabilities	$172,735	$85,789
Other	67,723	3,919
Total other non-current liabilities	$240,458	$89,708

The Company’s long-lived assets, the majority of which are located in the United States, were not considered by management to be significant relative to total assets at each of December 31, 2025, 2024, and 2023.

Leases
The Company has operating leases, primarily relating to corporate offices in San Francisco, CA and New York, NY. The leases have remaining lease terms ranging from less than one year to 12 years, and generally have options to extend or terminate the lease that were not accounted for in determining the lease terms as the Company is not reasonably certain it will exercise those options.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Future payments of lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	$29,536
2027	22,315
2028	21,920
2029	20,726
2030	24,586
Thereafter	170,628
Total lease payments	289,711
Less: imputed interest	(90,446)
Total lease liabilities	$199,265

As of December 31, 2025, the Company has entered into leases that have not yet commenced with future short-term and long-term lease payments of $3.0 million and $125.1 million, respectively. These leases are not yet recorded on the Consolidated Balance Sheets, and will commence between 2026 and 2027, with lease terms ranging from 5 to 10 years.
Other information related to recorded leases is as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	9.8	9.8
Weighted-average discount rate	6.53%	6.36%
14. FAIR VALUE MEASUREMENTS
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	December 31, 2025		December 31, 2024
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents(1)	$6,088,290	$—	$6,607,023	$—
Restricted cash equivalents(2)	1,472	—	1,415	—
Customer custodial funds(3)	3,438,375	—	4,269,410	—
Crypto assets held for operations	120,831	—	82,781	—
Crypto asset loan receivables	—	14,479	—	92,619
Crypto assets held as collateral	822,827	—	767,484	—
Crypto assets borrowed	318,849	—	261,052	—
Marketable investments(4)	253,468	11,903	—	—
Crypto assets held for investment	1,998,871	—	1,552,995	—
Derivative assets(5)	—	181,433	—	108,665
Total assets	$13,042,983	$207,815	$13,542,160	$201,284

Liabilities
Derivative liabilities(5)	$—	$66,590	$—	$255,915
__________________
(1)Represents money market funds. Excludes cash and cash equivalents of $5.2 billion and $2.7 billion as of December 31, 2025 and 2024, respectively.
(2)Represents money market funds. Excludes restricted cash and cash equivalents of $332.8 million and $345.8 million as of December 31, 2025 and 2024, respectively.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

(3)Represents customer custodial cash equivalents, which comprise money market funds. Excludes customer custodial funds of $1.9 billion as of each December 31, 2025 and 2024.
(4)Primarily represents marketable equity securities. Excludes marketable investments not measured and recorded at fair value of $44.4 million as of December 31, 2025.
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
The impact on the Consolidated Statements of Operations from remeasurement of measurement alternative investments was immaterial for all periods presented, as were cumulative upward adjustments of measurement alternative investments outstanding at December 31, 2025 and 2024. Cumulative impairments and downward adjustments as of these dates were $127.7 million and $145.8 million, respectively.
Assets and liabilities not measured and recorded at fair value
Certain of the Company’s financial instruments are not measured and recorded at fair value but their carrying values approximate fair value due to their liquid or short-term nature. Financial instruments denominated in fiat or payment stablecoins that would be based on Level 1 valuation inputs if they were recorded at fair value include cash, restricted cash, payment stablecoins, certain customer custodial funds and related liabilities, collateral pledged, and obligations to return collateral. Financial instruments denominated in fiat or payment stablecoins that would be based on Level 2 valuation inputs if they were recorded at fair value include accounts receivable, loan receivables, accounts payable.
The Company’s long-term debt is not measured and recorded at fair value and its carrying value generally does not approximate its fair value. See Note 11. Long-Term Debt for its estimated fair value.
15. CAPITAL STOCK
Preferred stock
The Company’s certificate of formation (the “Certificate of Formation”) authorizes the issuance of 500,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the Board.
Common stock
Pursuant to the Certificate of Formation, the Board is authorized to issue 10,000,000,000 shares of Class A common stock, 500,000,000 shares of Class B common stock, and 500,000,000 shares of undesignated common stock.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Dividend rights
Shares of Class A common stock and Class B common stock will be treated equally, identically, and ratably, on a per share basis, with respect to dividends that may be declared by the Board.
Voting rights
Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 20 votes per share. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters (including the election of directors) submitted to a vote of the shareholders of the Company.
Right to receive liquidation distributions
Upon a liquidation, dissolution, or winding-up of the Company, the assets legally available for distribution to shareholders would be distributed ratably among the holders of Class A common stock and Class B common stock and any participating preferred stock or new series of common stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock or new series of common stock.
Conversion
Shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a one-to-one basis. In addition, each share of Class B common stock will automatically convert into a share of Class A common stock upon a sale or transfer (other than with respect to certain estate planning and other transfers). Further, upon certain events specified in the Certificate of Formation, all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock. Once converted into Class A common stock, the Class B common stock will not be reissued.
Share repurchase program
In October 2024, the Board authorized and approved a share repurchase program, which provided for the repurchase of up to $1.0 billion of the Company’s Class A common stock without expiration and in October 2025, the Board (i) increased the aggregate repurchase authorization under the program from $1.0 billion to $2.0 billion and (ii) expanded the scope of the repurchases to include a portion of the aggregate principal amount of the Company’s outstanding 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and both series of Senior Notes (collectively, the “Notes”) (as modified, the “Repurchase Program”). Repurchases may be made from time to time in the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, in a tender offer, or by other methods in accordance with the applicable federal and state laws and regulations. The timing and amount of any repurchases will depend on market conditions and other considerations, and will be made at management’s discretion. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of the Company’s Class A common stock or Notes and may be modified, suspended, or discontinued at any time. As of December 31, 2025, $790.2 million had been utilized to repurchase 3,039,095 shares under the Repurchase Program, and $1.2 billion remained available for future repurchases, when considered on a settlement date basis.
16. STOCK-BASED COMPENSATION
Stock plans
As of December 31, 2025, there were 21,173,773 shares of Class A common stock subject to issued and outstanding options, RSUs, and PRSUs, and 1,313,602 shares of Class B common stock subject to issued and outstanding options under the Plans. In addition, under the 2021 Plan and the ESPP, there

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

were 67,626,288 shares and 13,255,824 shares, respectively, of Class A common stock available for issuance.
Stock options
Following is a summary of stock options activity, including performance-based options (in thousands, except per share and years data):

		Weighted Average
	Options Outstanding	Exercise Price Per Share	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2025	22,929	$25.59	5.2	$5,106,538
Exercised	(3,185)	24.61
Forfeited and cancelled	(44)	99.16
Balance at December 31, 2025	19,700	$25.58	4.3	$3,950,983

Exercisable at December 31, 2025	16,019	$26.06	4.3	$3,205,042
Vested and expected to vest at December 31, 2025	16,019	$26.07	4.3	$3,205,042
The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024, and 2023 w    as $895.6 million, $1.2 billion, and $226.5 million, respectively.
During the years ended December 31, 2025, 2024, and 2023, 2,702,829, 1,647,333, and 4,567,625 stock options, respectively, vested with a weighted-average grant date fair value of $9.38, $24.81, and $15.93 per share, respectively.
The weighted-average assumptions inputs to the Black-Scholes-Merton Option-Pricing Model used to calculate the fair value of options granted during the year ended December 31, 2023, the most recent grants, were as follows (in percentages, except as noted):

Dividend yield	0.0
Expected volatility	90.5
Expected term (in years)	5.8
Risk-free interest rate	3.9
Chief Executive Officer performance stock options
On August 11, 2020, the Company granted its Chief Executive Officer an option award to purchase up to 9,293,911 shares of Class A common stock, at an exercise price of $23.46 per share and total grant date fair value of $56.7 million. Vesting of the award is dependent on both performance-based and market-based conditions being met. As of December 31, 2025, 5,613,522 of these options have vested, including 2,453,592 during the year then ended, while vesting of the remainder is subject to market conditions contingent on the Company’s Class A common stock price achieving certain stock price target milestones.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Restricted stock units
Following is a summary of RSU activity (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2025	2,350	$163.82
Granted	3,869	270.02
Vested	(3,526)	220.18
Forfeited and cancelled	(548)	225.22
Balance at December 31, 2025	2,145	$247.04
During the years ended December 31, 2024 and 2023, the weighted-average grant date fair value per share granted was $158.85 and $108.07, respectively. During the years ended December 31, 2025, 2024, and 2023, the aggregate fair value as of the vest date of RSUs that vested was $1.0 billion, $1.4 billion, and $753.9 million, respectively.
Performance restricted stock units
Following is a summary of PRSU activity (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2025	724	$55.42
Vested	(81)	55.42
Balance at December 31, 2025	643	$55.42
President & Chief Operating Officer performance award
On April 20, 2023, the Company’s Compensation Committee granted the President & Chief Operating Officer an award of PRSUs covering up to a maximum of 803,966 shares of Class A common stock (the “2023 COO Performance Award”).
Up to 40% of the 2023 COO Performance Award is subject to vesting based upon achievement of certain cumulative revenue and cumulative adjusted EBITDA target values which are separately evaluated for the period commencing January 1, 2023 and ending on December 31, 2025, subject to her continued employment until February 20, 2026 (the “Financial Performance Tranches”). Up to 60% of the 2023 COO Performance Award is subject to vesting in increments based upon a relative shareholder return target value for the three annual periods between January 1, 2023 and December 31, 2025, and the three year period between January 1, 2023 and December 31, 2025, subject to her continued employment through the applicable year end dates (the “Market Tranches”). The total grant date fair value of the Market Tranches of this award was $25.1 million, while the grant date fair value of the Financial Performance Tranches was $19.5 million assuming maximum achievement. As of December 31, 2025, the performance and market targets for the unvested shares shown in the table above were achieved, while vesting remained subject to final certification or continued employment through the applicable vesting date (either January 15, 2026 or February 20, 2026).

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Stock-based compensation
Following are the effects of stock-based compensation on the Consolidated Statements of Operations and Consolidated Balance Sheets (in thousands):

	Year Ended December 31,
	2025	2024	2023
Statements of Operations
Technology and development	$498,235	$564,726	$476,478
Sales and marketing	57,692	69,460	59,000
General and administrative	283,513	278,652	245,190
Restructuring	—	—	84,042
Total stock-based compensation expense	$839,440	$912,838	$864,710

Balance Sheets
Software and equipment, net(1)	$50,380	$48,068	$53,617
_______________
(1)Represents capitalized stock-based compensation that was recorded to Software and equipment, net during the years presented. See Note 9. Software and Equipment, Net for additional details.
During the years ended December 31, 2025, 2024, and 2023, the Company recognized an income tax benefit of $386.3 million, $537.7 million, and $205.6 million, respectively, related to stock-based compensation expense.
As of December 31, 2025, there was total unrecognized compensation cost of $417.4 million and $142.7 million related to unvested RSUs and RSAs, respectively, which is expected to be recognized over a weighted-average of 1.5 years and 3.4 years, respectively. Unrecognized compensation cost for all other stock-based compensation awards was immaterial at this date.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

17. OTHER CONSOLIDATED STATEMENTS OF OPERATIONS DETAILS
Disaggregation of relevant expense captions, as defined in ASU 2024-03, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Technology and development
Employee-related(1)	$1,052,597	$1,036,656	$936,881
Website hosting and infrastructure	322,125	228,392	192,009
Amortization, depreciation, and impairment(2)	157,067	122,595	131,611
Other(3)	138,816	80,609	64,040
Total technology and development	$1,670,605	$1,468,252	$1,324,541

Sales and marketing
USDC rewards	$441,347	$224,255	$34,944
Marketing programs	402,555	247,087	134,018
Employee-related(1)	136,229	151,036	143,762
Other(4)	78,446	32,066	19,588
Total sales and marketing	$1,058,577	$654,444	$332,312

General and administrative
Employee-related(1)	$664,761	$606,554	$571,083
Professional services	292,599	202,956	182,908
Customer support(5)	224,193	124,940	48,804
Other(6)	438,089	365,807	271,513
Total general and administrative	$1,619,642	$1,300,257	$1,074,308
_______________
(1)Represents employee compensation, including transactions entered into for the benefit of employees such as health and wellness benefits.
(2)Comprises amortization, depreciation, and intangible asset impairment expenses, none of which are individually material except for amortization of internal-use software and other intangible assets, as quantified in Notes 9. Software and Equipment, Net and 10. Goodwill and Intangible Assets, Net, respectively.
(3)     Comprises primarily costs of contract resources, consulting, and facilities.
(4)    Comprises primarily costs of contract resources, travel, and software, as well as amortization, depreciation, and intangible asset impairment expenses.
(5)     Excludes employee-related and professional services expenses.
(6)    Comprises largely costs of contract resources, public policy efforts, software, and legal settlements. Also includes amortization, depreciation, and intangible asset impairments, none of which are individually material.

Other income, net consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
(Gains) losses on investments, net(1)	$(680,520)	$11,553	$(24,368)
Other	(20,374)	(40,627)	(143,215)
Total other income, net	$(700,894)	$(29,074)	$(167,583)
_______________
(1)Comprises gains and losses on Marketable and Strategic investments, excluding Crypto assets held for investment. For the year ended December 31, 2025, the amount includes $251.7 million in unrealized net gains on equity securities still held at December 31, 2025 and $438.0 million in realized net gains. See Note 14. Fair Value Measurements for additional details.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

18. INCOME TAXES
The components of income (loss) before income taxes were attributable to the following regions (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$1,618,923	$2,909,765	$(113,067)
Foreign	(96,858)	32,879	36,222
Total income (loss) before income taxes	$1,522,065	$2,942,644	$(76,845)
Provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$(29,158)	$120,412	$8,761
State	1,942	59,961	24,236
Foreign	50,646	31,890	11,621
Total current	23,430	212,263	44,618
Deferred
Federal	209,981	134,719	(218,165)
State	40,185	22,376	416
Foreign	(11,858)	(5,780)	1,415
Total deferred	238,308	151,315	(216,334)
Total provision for (benefit from) income taxes	$261,738	$363,578	$(171,716)
The table below provides the updated requirements of ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”) for 2025 and 2024.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

The effective income tax rate for the years ended December 31, 2025 and 2024 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	Year Ended December 31,
	2025		2024
	$	%	$	%
Provision for income taxes at U.S. federal statutory rate	$319,634	21.00%	$617,955	21.00%
State and local income taxes, net of federal benefit(1)	33,623	2.21	66,325	2.25
Foreign tax effects	59,128	3.88	18,705	0.64
Effect of cross-border tax laws:
Foreign Derived Intangible Income (“FDII”)	(653)	(0.04)	(11,592)	(0.39)
Other	(7,899)	(0.53)	(1,472)	(0.05)
Tax credits:
Research and development (“R&D”) credits	(19,068)	(1.25)	(69,603)	(2.37)
Valuation allowance	—	—	(7,493)	(0.25)
Non-taxable or non-deductible items:
Equity compensation	(173,119)	(11.37)	(276,645)	(9.40)
Non-deductible compensation	23,328	1.53	24,114	0.82
Uncertain tax positions	(3,555)	(0.23)	3,244	0.11
Adjustment to prior period provision	12,243	0.80	(1,110)	(0.04)
Other adjustments	18,076	1.20	1,150	0.04
Total tax provision and effective tax rate	$261,738	17.20%	$363,578	12.36%
________________
(1)State and local taxes in California, Texas, and New York City made up the majority (greater than 50%) of the tax effect in this category.
The Company’s effective tax rate of 17.20% for the year ended December 31, 2025 is due primarily to tax benefits related to stock-based compensation, partially offset by state taxes and nondeductible expenses, including the impact of certain non-US losses.
The Company’s effective tax rate of 12.36% for the year ended December 31, 2024 is due primarily to tax benefits related to stock-based compensation and federal R&D credits, reduced by state taxes and certain nondeductible compensation.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

As previously disclosed for the year ended December 31, 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

Year Ended December 31, 2023
%
U.S. statutory rate	21.00%
State income taxes, net of federal benefit	6.08%
Foreign rate differential	(0.14)%
Non-deductible compensation	(48.93)%
Equity compensation	43.51%
Adjustment to prior year provision	24.85%
R&D	62.20%
Change in valuation allowance	195.59%
Foreign tax credit	6.31%
FDII	0.65%
Global Intangible Low Taxed Income	(18.55)%
Uncertain tax positions	(56.06)%
Other	(13.05)%
Effective income tax rate	223.46%

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

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Obligation to return crypto assets held as collateral	$154,998	$163,452
Accruals and reserves	36,745	27,262
Net operating loss carryforward	68,444	53,107
Lease liability	46,217	22,645
Tax credit carryforward	150,837	240,977
Stock-based compensation	33,109	30,663
Intangibles	—	48,641
Capitalized expenses	653,138	951,665
Gross deferred tax assets	1,143,488	1,538,412
Less: valuation allowance	(135,361)	(124,202)
Total deferred tax assets	1,008,127	1,414,210
Deferred tax liabilities
Crypto assets held as collateral	(154,998)	(163,452)
State taxes	(24,623)	(40,141)
Depreciation and amortization	(13,836)	(33,370)
Intangibles	(82,931)	—
Lease ROU assets	(39,800)	(20,369)
Capital gains - unrealized	(108,769)	(184,473)
Other	(12,351)	(31,107)
Total deferred tax liabilities	(437,308)	(472,912)
Total net deferred tax assets	$570,819	$941,298
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
On July 4, 2025, One Big Beautiful Bill Act (“OBBB”) was signed into law in the United States. OBBB includes significant changes to U.S. federal tax law, such as an elective deduction for domestic research and experimental expenditures, and changes to the tax rate on income from non-U.S. sources and subsidiaries. OBBB did not have a material impact on our current year effective tax rate. However, it did contribute to a decrease in the Company’s net deferred tax asset balance due to current year expensing of previously capitalized research and experimentation expenditures.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

Activity related to the Company’s valuation allowance consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$124,202	$102,250	$252,258
Charged (credited) to expenses	11,159	21,952	(150,008)
Balance, end of period	$135,361	$124,202	$102,250
The Company’s valuation allowance as of December 31, 2025 was higher compared to 2024 due primarily to an increase in the valuation allowance related to foreign losses, partially offset by a decrease in the valuation allowance related to California R&D credits.
As of December 31, 2025, the Company also had R&D credits of $38.1 million and $112.4 million for federal and state income tax purposes, respectively. If not utilized, the federal R&D credits will expire in various amounts beginning in 2043. However, the state of California R&D credits can be carried forward indefinitely. The Company also had U.S. federal net operating loss carryforwards of $48.8 million as of December 31, 2025, and an estimated $45.8 million as of December 31, 2024. The U.S. federal net operating losses carry forward indefinitely. Additionally, the Company had U.S. state net operating losses of approximately $401.6 million as of December 31, 2025. Generally, California and other significant U.S. states have a twenty-year carryforward for net operating losses.
Activity related to the Company’s unrecognized tax benefits consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$190,944	$171,693	$124,106
Settlements	(1,171)	(67)	—
Increase related to tax positions taken during a prior year	36,057	2,433	30,685
Decrease related to tax positions taken during a prior year	(13,075)	(18,378)	—
Increase related to tax positions taken during the current year	11,564	35,263	16,902
Effect of foreign currency translation	161	—	—
Balance, end of period	$224,480	$190,944	$171,693
As of December 31, 2025 and 2024, the Company had unrecognized tax benefits of $175.2 million and $136.8 million, respectively, which would reduce income tax expense and affect the effective tax rate, if recognized. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company recorded $6.7 million and $1.3 million of accrued interest and penalties, respectively, as of December 31, 2025 and $2.5 million and $3.5 million of accrued interest and penalties, respectively, as of December 31, 2024.
The Company files income tax returns in the U.S. (federal and state) and foreign jurisdictions. The Company is currently under audit by the IRS with respect to its federal income tax returns for 2020 and 2021, and its income tax returns for certain years in state and local jurisdictions such as California and New York. The Company is also under audit for certain years in foreign jurisdictions such as India, Kenya and the Netherlands.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

19. NET INCOME PER SHARE
The computation of Net income per share, including the weighted-average shares outstanding (“WASO”) used in the computation, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerators
Net income	$1,260,327	$2,579,066	$94,871
Less: net income allocated to participating shares	—	(1,311)	(119)
Net income attributable to common shareholders, basic	$1,260,327	$2,577,755	$94,752

Net income	$1,260,327	$2,579,066	$94,871
Add: interest on convertible notes, net of tax	16,987	13,375	—
Less: net income allocated to participating shares	—	(1,193)	(120)
Net income attributable to common shareholders, diluted	$1,277,314	$2,591,248	$94,751

Denominators
WASO - basic	260,088	247,374	235,796
Weighted-average effect of potentially dilutive shares:
Stock options	15,494	16,958	16,845
Convertible notes	10,049	6,462	—
Restricted stock units	962	1,933	1,447
Performance restricted stock units	497	369	158
Restricted stock	119	281	145
WASO - diluted	287,209	273,377	254,391

Net income per share attributable to common shareholders:
Basic	$4.85	$10.42	$0.40
Diluted	$4.45	$9.48	$0.37
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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive, or in the case of performance awards, as the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the reporting period (in thousands):

	Year Ended December 31,
	2025	2024	2023
Equity awards(1)	4,276	6,582	9,175
Convertible notes	—	—	3,437
Total	4,276	6,582	12,612
__________________
(1)Includes shares under the ESPP.

20. RESTRUCTURING
In January 2023, the Company announced a restructuring impacting 21% of the Company’s headcount as of that date. The restructuring was intended to manage the Company’s operating expenses

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

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
21. COMMITMENTS AND CONTINGENCIES
Contractual obligations
As of December 31, 2025, the Company had non-cancelable purchase obligations, primarily for technology services, as follows (in thousands):

2026	$169,886
2027	157,009
2028	132,798
2029	210,729
Total purchase obligations(1)	$670,422
_______________
(1)    Committed spend for non-cancellable purchase obligations greater than $2.0 million per obligation.

Excluded from the table above is an additional $180.5 million in commitments as of December 31, 2025, arising from definitive agreements to acquire interests in entities, all payable within the year ending December 31, 2026.
Crypto assets and payment stablecoins on platform
The Company is obligated to securely store all crypto assets and payment stablecoins held or managed on behalf of customers in digital wallets on our platform, including our custody services, but including all assets for which we hold full keys. As such, the Company may be liable to its users for losses arising from the Company’s failure to secure these assets from theft or loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of December 31, 2025 and 2024. The Company holds full keys to crypto assets and payment stablecoins held or managed on behalf of its customers totaling $376.1 billion and $404.0 billion at fair value at December 31, 2025 and 2024, respectively. These assets are not recognized in the Consolidated Balance Sheets. Similarly, as the Company has an obligation to securely store all of these assets, it has a corresponding unrecognized liability of $376.1 billion and $404.0 billion at December 31, 2025 and 2024, respectively. Since the risk of loss is remote, the Company did not recognize a contingent liability at December 31, 2025 or 2024. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
Indemnifications
In the event any registrable securities are included in a registration statement, the Company’s Amended and Restated Investors’ Rights Agreement (the “IRA”) entered into with certain of the Company’s shareholders provides indemnity to each shareholder, their partners, members, officers, directors, and shareholders and certain of their advisors; each underwriter, if any; and each person who controls each shareholder or underwriter, against any damages incurred in connection with investigating or defending any claim or proceeding arising as a result of such registration from which damages may result. The Company will reimburse each such party for any legal and any other expenses reasonably incurred, provided that the Company will not be liable in any such case to the extent the damages arise out of or are based upon any actions or omissions made in reliance upon and in conformity with written

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

information furnished by or on behalf of such shareholder or underwriter and stated to be specifically for use therein.
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
Legal and regulatory proceedings
The Company has been, currently is, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, intellectual property, privacy, information security, data protection, advertising, and securities. In addition, the Company has been, currently is, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. The Company reviews its lawsuits, regulatory investigations, and other legal proceedings on an ongoing basis and provides disclosure and recognizes loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the Consolidated Financial Statements.
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., was filed in the U.S. District Court for the Southern District of New York (the “District Court”) against the Company alleging claims under Sections 5, 15(a)(1) and 29(b) of the Exchange Act, and violations of certain California and Florida state statutes. On March 11, 2022, plaintiffs filed an amended complaint adding Coinbase, Inc. and Brian Armstrong as defendants and adding causes of action, including alleging claims under Sections 5, 12(a)(1) and 15 of the Securities Act and violations of certain New Jersey state statutes. Among other relief requested, the plaintiffs sought injunctive relief, unspecified damages, attorneys’ fees and costs. On February 1, 2023, the District Court dismissed all federal claims (with prejudice) and state law claims (without prejudice) against Coinbase Global, Inc., Coinbase, Inc. and Brian Armstrong. Subsequently, on February 9, 2023, the plaintiffs appealed that ruling to the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”), and the parties completed briefing the appeal on September 13, 2023. Oral argument took place on February 1, 2024 and on April 5, 2024, the Court of Appeals issued a Summary Order affirming the District Court’s dismissal order with respect to the claims alleging violations of the Exchange Act, and reversing the District Court’s dismissal order with respect to the claims alleging violations of the Securities Act and violations of the state statutes. On June 27, 2024, defendants filed an answer to the amended complaint, and on July 29, 2024, the defendants filed a Motion for Judgment on the Pleadings requesting the District Court dismiss the remaining claims. On February 7, 2025, the District Court denied defendants’ Motion for Judgment on the Pleadings and allowed the case to proceed to bifurcated discovery, followed by summary judgment motions. The defendants continue to dispute the claims in this case and intend to vigorously defend against them.

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

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
Tax regulation
Current tax rules related to crypto assets are evolving and require significant judgments to be made in interpretation of the law, including but not limited to the areas of income tax, information reporting, value added taxes, digital services tax, transaction level taxes and the withholding of tax at source. Further, it is possible that additional legislation or guidance may be issued by U.S. and non-U.S. governing bodies that may differ significantly from the Company’s practices or interpretation of the law, which could have unforeseen effects on the Company’s financial condition and results of operations, and accordingly, the Company is unable to determine an estimate of the possible loss or range of loss beyond amounts already accrued. As a result, the Company may have exposure to additional tax liabilities that could have an adverse effect on the Company’s operating results and financial condition.
22. RELATED PARTY TRANSACTIONS
Related party customer activity
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized the following from related party customer activity:
•Total revenue of $9.6 million, $22.7 million, and $17.9 million during the years ended December 31, 2025, 2024, and 2023, respectively;

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

•Accounts receivable, net of $0.4 million and $2.7 million as of December 31, 2025 and 2024, respectively;
•Transaction expense of $0.1 million, $0.1 million and an immaterial amount during the years ended December 31, 2025, 2024, and 2023, respectively; and
•Customer custodial funds and Customer custodial fund liabilities of each $11.0 million and $44.0 million as of December 31, 2025 and 2024, respectively.
Related party investments
The Company made strategic investments of an aggregate of $14.2 million and $12.1 million during the years ended December 31, 2025 and 2024, respectively, in investees in which certain related parties of the Company held an interest over 10%.
Other related party activity
General and administrative costs from related party activities, primarily consulting services provided by entities affiliated with related parties, were $0.1 million, $1.4 million, and $2.5 million, during the years ended December 31, 2025, 2024, and 2023, respectively.
23. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The following is a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents (in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$11,285,452	$9,308,266	$5,489,100
Restricted cash and cash equivalents	334,318	347,169	43,626
Customer custodial cash and cash equivalents	5,273,650	6,028,020	4,393,086
Total cash, cash equivalents, and restricted cash and cash equivalents	$16,893,420	$15,683,455	$9,925,812
The following is a supplemental schedule of non-cash investing and financing activities (in thousands):

	Year Ended December 31,
	2025	2024	2023
Non-cash consideration paid for business combinations	$3,677,634	$—	$51,494
Crypto assets borrowed	4,293,287	844,717	450,663
Crypto assets borrowed repaid	4,239,621	579,210	559,191
Customer crypto assets received as collateral	3,117,616	3,030,311	886,403
Customer crypto asset collateral returned	2,755,431	2,759,660	630,682
Crypto asset loan receivables originated	2,365,370	1,559,716	396,981
Crypto asset loan receivables repaid	2,430,569	1,489,839	469,763
Additions of crypto asset investments	166,291	—	—
Cumulative-effect adjustment upon adoption of ASU 2023-08	—	561,489	—

Coinbase Global, Inc.
Notes to Consolidated Financial Statements

The following is a supplemental schedule of cash paid for income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid during the period for income taxes, net of refunds:
U.S. Federal	$60,662	$63,884	$—
U.S. State and local	52,293	50,672	—
Foreign	51,913	25,785	—
Total cash paid during the period for income taxes, net of refunds	$164,868	$140,341	$—

Cash paid during the period for income taxes (pre ASU 2023-09)	$—	$—	$39,122
Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025 include U.S. Federal at $60.7 million, New York State at $13.2 million, Netherlands at $10.9 million, and Brazil at $9.1 million.
24. SUBSEQUENT EVENTS
In January 2026, the Board approved an increase in the aggregate repurchase authorization under the Repurchase Program from $2.0 billion to $4.0 billion. Subsequent to December 31, 2025 and through February 10, 2026, the Company repurchased 5,188,656 shares of Class A common stock for $954.7 million in cash under the Repurchase Program, leaving $2.3 billion available for future repurchases, all when considered on a settlement date basis.
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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Excluded from our evaluation were internal controls over financial reporting at Sentillia B.V., for which control was acquired on August 14, 2025. The financial statements of this entity constitute less than 1% of total assets and 2% of total revenue as of and for the year ended December 31, 2025, respectively.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended December 31, 2025, one of the Company’s officers adopted a Rule 10b5-1 Plan, which was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.
On December 3, 2025, Lawrence Brock, the Company’s Chief People Officer, entered into a Rule 10b5-1 Plan (the “Brock Plan”) providing for the potential sale of up to 86,393 shares of Class A common stock owned by Mr. Brock, plus an additional undetermined number of shares of Class A common stock to be received by Mr. Brock upon the future grant, vesting, and settlement of RSUs for shares of Class A common stock, including upon the vesting and settlement of RSUs for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock, so long as the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Brock Plan or, in certain circumstances, at the market price, between an estimated start date of March 4, 2026 and May 28, 2027. The Brock Plan provides for the sale of shares of Class A common stock to be received by Mr. Brock upon the future grant, vesting, and settlement of RSUs for shares of Class A common stock.

The Brock Plan also provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares withheld or mandatorily sold by the Company to satisfy applicable tax obligations and shares sold pursuant to Mr. Brock’s prior Rule 10b5-1 Plan dated December 2, 2024 (the “Prior Brock Plan”). The numbers of shares (i) to be received by Mr. Brock upon the future grant, vesting, and settlement of RSUs for shares of Class A common stock and (ii) to be withheld or mandatorily sold by the Company or sold pursuant to the Prior Brock Plan, and therefore the exact number of shares to be sold pursuant to the Brock Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without (i) including any shares to be sold upon the future vesting and settlement of any RSUs that have not yet been granted and (ii) subtracting any shares to be withheld or mandatorily sold by the Company upon future vesting events or to be sold pursuant to the prior Brock Plan.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable
PART III I
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
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

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of May 8, 2025, by and among Coinbase Global, Inc, Sentillia B.V., the Deribit Shareholders listed on Exhibit B thereto and Shareholder Representative Services LLC as the shareholders’ agent	8-K	001-40289	2.1	5/8/2025
3.1	Certificate of Formation	8-K	001-40289	3.1	12/15/2025
3.2	Bylaws	8-K	001-40289	3.2	12/15/2025
4.1	Form of the Registrant’s Class A common stock certificate					X
4.2	Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain securityholders dated March 15, 2021	S-1	333-253482	4.2	3/17/2021
4.3	Indenture, dated as of May 21, 2021, between Coinbase Global, Inc. and U.S. Bank National Association, as trustee	8-K	001-40289	4.1	5/21/2021
4.4	Form of 0.50% Convertible Senior Notes due 2026 (included in Exhibit 4.3)	8-K	001-40289	4.2	5/21/2021
4.5	First Supplemental Indenture, dated as of December 12, 2025, between Coinbase Global, Inc. and U.S. Bank National Association, as trustee (2026 Notes)	8-K	001-40289	4.1	12/16/2025
4.6	Indenture, dated as of September 17, 2021, between Coinbase Global, Inc. and U.S. Bank National Association, as trustee	8-K	001-40289	4.1	9/17/2021

4.7	Form of 3.375% Senior Notes due 2028 (included in Exhibit 4.6)	8-K	001-40289	4.2	9/17/2021
4.8	Form of 3.625% Senior Notes due 2031 (included in Exhibit 4.6)	8-K	001-40289	4.3	9/17/2021
4.9	Indenture, dated as of March 18, 2024, between Coinbase Global, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-40289	4.1	3/18/2024
4.10	Form of 0.25% Convertible Senior Notes due 2030 (included in Exhibit 4.9)	8-K	001-40289	4.2	3/18/2024
4.11	First Supplemental Indenture, dated as of December 12, 2025, between Coinbase Global, Inc. and U.S. Bank National Association, as trustee (2030 Notes)	8-K	001-40289	4.3	12/16/2025
4.12	Indenture, dated as of August 8, 2025, between Coinbase Global, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-40289	4.1	8/8/2025
4.13	Form of 0% Convertible Senior Notes due 2029 (included in Exhibit 4.12)	8-K	001-40289	4.2	8/8/2025
4.14	First Supplemental Indenture, dated as of December 12, 2025, between Coinbase Global, Inc. and U.S. Bank National Association, as trustee (2029 Notes)	8-K	001-40289	4.2	12/16/2025
4.15	Indenture, dated as of August 8, 2025, between Coinbase Global, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-40289	4.3	8/8/2025
4.16	Form of 0% Convertible Senior Notes due 2032 (included in Exhibit 4.12)	8-K	001-40289	4.4	8/8/2025
4.17	First Supplemental Indenture, dated as of December 12, 2025, between Coinbase Global, Inc. and U.S. Bank National Association, as trustee (2032 Notes)	8-K	001-40289	4.4	12/16/2025
4.18	Description of Class A common stock registered under Section 12 of the Securities Exchange Act of 1934, as amended					X
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers					X
10.2†	2013 Amended and Restated Stock Plan and forms of award agreements thereunder	S-1	333-253482	10.2	2/25/2021
10.3†	2019 Equity Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-253482	10.3	2/25/2021
10.4†	2021 Equity Incentive Plan and forms of award agreements thereunder					X
10.5†	2021 Employee Stock Purchase Plan and forms of enrollment agreements thereunder	10-K	001-40289	10.5	2/13/2025
10.6†	Form of Immediately Exercisable Stock Option Agreement under the 2021 Equity Incentive Plan	10-K	001-40289	10.6	2/25/2022
10.7†	Employment Agreement by and between the Registrant and Brian Armstrong, dated February 18, 2021	S-1	333-253482	10.6	2/25/2021

10.8†	Employment Agreement by and between the Registrant and Paul Grewal, dated February 11, 2021	S-1	333-253482	10.8	2/25/2021
10.9†	Employment Agreement by and between the Registrant and Alesia J. Haas, dated March 29, 2021	10-K	001-40289	10.10	2/25/2022
10.10†	Employment Agreement by and between the Registrant and Emilie Choi, dated April 8, 2021	10-K	001-40289	10.11	2/25/2022
10.11†	Employment Agreement by and between the Registrant and Lawrence Brock, dated February 11, 2023	10-K	001-40289	10.11	2/15/2024
10.12†	Amended and Restated Change of Control and Severance Policy					X
10.13	Form of Capped Call Transaction Confirmation relating to 0.50% Convertible Senior Notes due 2026	8-K	001-40289	10.1	5/21/2021
10.14	Form of Capped Call Transaction Confirmation relating to 0.25% Convertible Senior Notes due 2030	8-K	001-40289	10.1	3/18/2024
10.15	Form of Capped Call Transaction Confirmation relating to 0% Convertible Senior Notes due 2029 and 0% Convertible Senior Notes due 2032	8-K	001-40289	10.1	8/8/2025
10.16*^	Collaboration Agreement by and between the Registrant and Circle Interest Financial, LLC, dated August 18, 2023					X
10.17*^	Stablecoin Ecosystem Agreement by and between the Registrant and Circle Interest Financial, LLC, dated November 14, 2024	10-K	001-40289	10.16	2/13/2025
18.1	Preferability Letter of Deloitte & Touche LLP regarding change in accounting principle					X
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Compensation Recovery Policy	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File - the cover page from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted as Inline XBRL and contained in Exhibit 101	X
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

COINBASE GLOBAL, INC.

Date: February 12, 2026	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director

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

Name	Title	Date

/s/ Brian Armstrong	Chief Executive Officer and Chairman of the Board	February 12, 2026
Brian Armstrong	(Principal Executive Officer)

/s/ Alesia J. Haas	Chief Financial Officer	February 12, 2026
Alesia J. Haas	(Principal Financial Officer)

/s/ Jennifer N. Jones	Chief Accounting Officer	February 12, 2026
Jennifer N. Jones	(Principal Accounting Officer)

/s/ Marc L. Andreessen	Director	February 12, 2026
Marc L. Andreessen

/s/ Paul Clement	Director	February 12, 2026
Paul Clement

/s/ Christa Davies	Director	February 12, 2026
Christa Davies

/s/ Frederick Ernest Ehrsam III	Director	February 12, 2026
Frederick Ernest Ehrsam III

/s/ Kelly Kramer	Director	February 12, 2026
Kelly Kramer

/s/ Chris Lehane	Director	February 12, 2026
Chris Lehane

/s/ Tobias Lütke	Director	February 12, 2026
Tobias Lütke

/s/ Gokul Rajaram	Director	February 12, 2026
Gokul Rajaram

/s/ Fred Wilson	Director	February 12, 2026
Fred Wilson