Form 10-Q
period 2026-03-31
Coinbase Global, Inc.
filed 2026-05-07
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-40289
Coinbase Global, Inc.
(Exact name of registrant as specified in its charter)

Texas	46-4707224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Madison Avenue Suite 2400 New York, NY	10010
(Address of Principal Executive Offices)[1]	(Zip Code)[1]
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒
As of April 30, 2026, the number of shares of the registrant's Class A common stock outstanding was 222,426,875 and the number of shares of the registrant's Class B common stock outstanding was 41,033,891.

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
•our ability to continue to diversify and grow our subscription and services revenue, including our stablecoin revenue, and the impact of interest rate changes on such revenue;
•the growth and regulatory treatment of our derivatives trading and event contract products;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 12, 2026, together with any updates in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$10,205,022	$11,285,452
Restricted cash and cash equivalents	294,807	334,318
Customer custodial funds	5,476,614	5,347,428
Crypto assets held for operations	90,661	120,831
Loan receivables	1,444,733	1,354,692
Crypto assets held as collateral	1,141,633	822,827
Crypto assets borrowed	246,380	318,849
Accounts receivable, net	296,237	307,119
Marketable investments	232,980	309,765
Other current assets	250,743	187,164
Total current assets	19,679,810	20,388,445
Crypto assets held for investment	1,601,231	1,998,871
Strategic investments	832,420	622,985
Deferred tax assets	647,664	570,819
Goodwill	4,208,389	4,168,967
Intangible assets, net	1,364,983	1,397,794
Other non-current assets	514,295	523,951
Total assets	$28,848,792	$29,671,832
Liabilities and Shareholders’ Equity
Current liabilities:
Customer custodial fund liabilities	$5,476,614	$5,347,428
Current portion of long-term debt	1,271,056	1,269,585
Short-term borrowings	564,610	452,105
Obligation to return collateral	1,151,861	826,883
Accrued expenses and other current liabilities	726,749	805,281
Total current liabilities	9,190,890	8,701,282
Long-term debt	5,940,628	5,937,034
Other non-current liabilities	236,701	240,458
Total liabilities	15,368,219	14,878,774
Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred stock, $0.00001 par value; 500,000 shares authorized and zero shares issued and outstanding at each of March 31, 2026 and December 31, 2025	—	—
Class A and B common stock, $0.00001 par value; 10,500,000 (Class A 10,000,000, Class B 500,000) shares authorized at March 31, 2026 and December 31, 2025; 263,411 (Class A 222,377, Class B 41,034) shares issued and outstanding at March 31, 2026 and 267,836 (Class A 226,797, Class B 41,039) shares issued and outstanding at December 31, 2025	3	3
Additional paid-in capital	7,666,768	8,566,854
Accumulated other comprehensive (loss) income	(13,309)	4,973
Retained earnings	5,827,111	6,221,228
Total shareholders’ equity	13,480,573	14,793,058
Total liabilities and shareholders’ equity	$28,848,792	$29,671,832

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Net revenue	$1,339,348	$1,936,821
Other revenue	73,634	97,474
Total revenue	1,412,982	2,034,295
Operating expenses:
Transaction expense	195,859	303,026
Technology and development	525,648	355,368
Sales and marketing	266,726	247,283
General and administrative	376,094	394,346
Losses on crypto assets held for operations, net	35,151	34,365
Other operating expense (income), net	34,925	(5,899)
Total operating expenses	1,434,403	1,328,489
Operating (loss) income	(21,421)	705,806
Interest expense	22,569	20,511
Losses on crypto assets held for investment, net	482,356	596,651
Other (income) expense, net	(61,641)	6,188
(Loss) income before income taxes	(464,705)	82,456
(Benefit from) provision for income taxes	(70,588)	16,848
Net (loss) income	$(394,117)	$65,608
Net (loss) income attributable to common shareholders:
Basic	$(394,117)	$65,608
Diluted	$(394,117)	$65,608
Net (loss) income per share:
Basic	$(1.49)	$0.26
Diluted	$(1.49)	$0.24
Weighted-average shares of common stock used to compute net (loss) income per share:
Basic	264,775	253,878
Diluted	264,775	271,251

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(394,117)	$65,608
Other comprehensive (loss) income:
Translation adjustment	(18,282)	8,018
Income tax effect	—	(59)
Translation adjustment, net of tax	(18,282)	7,959
Comprehensive (loss) income	$(412,399)	$73,567

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at January 1, 2026	267,836	$3	$8,566,854	$4,973	$6,221,228	$14,793,058
Common stock issued as consideration for business combination	173	—	19,386	—	—	19,386
Common stock issued in connection with equity awards	2,312	—	9,235	—	—	9,235
Common stock repurchased	(6,278)	—	(1,062,234)	—	—	(1,062,234)
Common stock withheld for net share settlement of equity awards	(632)	—	(118,925)	—	—	(118,925)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	252,452	—	—	252,452
Other comprehensive loss	—	—	—	(18,282)	—	(18,282)
Net loss	—	—	—	—	(394,117)	(394,117)
Balance at March 31, 2026	263,411	$3	$7,666,768	$(13,309)	$5,827,111	$13,480,573

Balance at January 1, 2025	253,640	$2	$5,365,990	$(50,051)	$4,960,901	$10,276,842
Common stock issued in connection with equity awards	1,338	—	10,840	—	—	10,840
Common stock withheld for net share settlement of equity awards	(388)	—	(100,303)	—	—	(100,303)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	207,294	—	—	207,294
Other comprehensive income	—	—	—	7,959	—	7,959
Net income	—	—	—	—	65,608	65,608
Balance at March 31, 2025	254,590	$2	$5,483,821	$(42,092)	$5,026,509	$10,468,240

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(394,117)	$65,608
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	68,006	33,333
Stock-based compensation expense	248,055	190,729
Deferred income taxes	(77,176)	(54,540)
Losses on crypto assets held for operations, net	35,151	34,365
Losses on crypto assets held for investment, net	482,356	596,651
Gains on investments, net	(46,797)	(3,327)
Other operating activities, net	23,480	80,956
Changes in operating assets and liabilities:
Other current and non-current assets	(25,346)	(78,696)
Other current and non-current liabilities	(130,868)	(12,385)
Net cash provided by operating activities	182,744	852,694
Cash flows from investing activities
Loans originated	(3,011,186)	(1,937,709)
Proceeds from repayment of loans	2,964,795	2,013,905
Business combinations, net of cash and cash equivalents acquired	(22,085)	(16,683)
Purchases of crypto assets held for investment	(82,979)	(153,337)
Dispositions of crypto assets held for investment	18,880	17,107
Purchase of investments	(217,490)	(27,227)
Dispositions of investments	128,997	5,140
Other investing activities, net	(17,996)	(26,531)
Net cash used in investing activities	(239,064)	(125,335)
Cash flows from financing activities
Repurchase of common stock	(1,062,234)	—
Customer custodial fund liabilities	149,814	(818,487)
Customer collateral received	7,504	111,994
Return of customer collateral	(1,337)	(105,329)
Taxes paid related to net share settlement of equity awards	(118,925)	(100,303)
Proceeds from short-term borrowings	243,529	194,893
Repayments of short-term borrowings	(101,932)	(208,004)
Other financing activities, net	18,674	18,323
Net cash used in financing activities	(864,907)	(906,913)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(921,227)	(179,554)
Effect of exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(38,171)	1,655
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	16,893,420	15,683,456
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$15,934,022	$15,505,557
Cash and cash equivalents	$10,205,022	$9,969,393
Restricted cash and cash equivalents	294,807	339,090
Customer custodial cash and cash equivalents	5,434,193	5,197,074
Total cash, cash equivalents, and restricted cash and cash equivalents	$15,934,022	$15,505,557

Supplemental cash flow disclosure
Crypto assets borrowed	1,229,303	465,262
Crypto assets borrowed repaid	1,250,883	440,796
Customer crypto assets received as collateral	1,441,176	779,893
Customer crypto asset collateral returned	986,628	797,722
Crypto asset loan receivables originated	1,078,495	730,895
Crypto asset loan receivables repaid	1,031,442	766,183
Additions of crypto asset investments	—	166,291

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and preparation
The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts of the Company and its subsidiaries – entities in which the Company holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. The Financial Statements are unaudited but have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) on the same basis as the audited Consolidated Financial Statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair presentation of the Company’s Financial Statements. Preparation of the Financial Statements in accordance with GAAP requires management to make estimates and assumptions in the Financial Statements and notes thereto. The unaudited Condensed Consolidated Results of Operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other period and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2026 (the “Annual Report”).
Certain prior period amounts in the Financial Statements have been reclassified to conform to the current period’s presentation. There were no material changes to the Company’s most significant estimates and assumptions, significant accounting policies, segment reporting, or recent accounting pronouncements that were disclosed in Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Annual Report, other than as discussed below.
Changes in financial statement presentation
During the first quarter of 2026, the Company revised the presentation of revenue earned on corporate payment stablecoin balances. As these assets are classified as cash and cash equivalents and managed as fungible in daily operations, the Company determined that presenting all similar revenue within a single line item enhances transparency. Accordingly, this revenue is now presented in Other revenue rather than in Net revenue in the Condensed Consolidated Statements of Operations, with no impact to Total revenue. There is no change to the Company's arrangement with Circle Internet Financial, LLC ("Circle") or the revenue generated. The associated amount of revenue earned on corporate payment stablecoin balances for the three months ended March 31, 2025 of $23.5 million has been reclassified to conform to the current period presentation. See Note 4. Revenue for additional details.
Additionally, the Company revised the presentation of certain loan collateral received and returned in the Condensed Consolidated Statement of Cash Flows, from a gross to a net basis. The Company determined that a net presentation more accurately reflects the economic substance of these transactions, where the turnover is quick, the amounts are large, and the maturities are short, and that this net presentation is consistent with the existing net presentation of the related loan balances. The change in presentation was applied retrospectively to all periods presented, as shown in the table below

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

in the column with the heading “Change in Presentation.” The reclassification had no effect on previously reported total net cash used in investing activities, net income, or any balance sheet amounts.
Change in accounting principle
Accounting for payment stablecoins
Effective December 31, 2025, the Company voluntarily elected to change its method of accounting for payment stablecoins, including USDC, EURC, and PYUSD, to classify them as cash equivalents and to apply the Company’s accounting policies for crypto lending, borrowing, and collateral to payment stablecoin lending, borrowing, and collateral. The change in accounting principle was applied retrospectively to all periods presented, including in the Condensed Consolidated Statements of Cash Flows, the changes to which are shown in the table below in the column with the heading “Change in Principle.” The reclassification had no effect on previously reported total assets, total liabilities, equity, net income, or earnings per share for any period presented.

Impact of financial statement reclassifications
The following table presents the impact of the changes in financial statement presentation and accounting principle, as discussed above, on the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31, 2025
	Previously Reported	Change in Presentation	Change in Principle	As Adjusted
Changes in operating assets and liabilities	$(1,126,502)	$—	$1,035,421	$(91,081)
Loans originated	(277,922)	—	(1,659,787)	(1,937,709)
Proceeds from repayment of loans	248,055	—	1,765,850	2,013,905
Purchase of investments	(22,070)	—	(5,157)	(27,227)
Dispositions of investments	4,968	—	172	5,140
Purchases of crypto assets held for investment	(148,083)	—	(5,254)	(153,337)
Dispositions of crypto assets held for investment	10,622	—	6,485	17,107
Other investing activities, net(1)	(30,540)	—	4,009	(26,531)
Customer collateral received	231,895	(171,257)	51,356	111,994
Return of customer collateral	(225,230)	171,257	(51,356)	(105,329)
Proceeds from short-term borrowings	—	—	194,893	194,893
Repayments of short-term borrowings	—	—	(208,004)	(208,004)
__________________
(1)Business combinations, net of cash and cash equivalents acquired, Purchase of investments, and Dispositions of investments are presented as separate line items on the face of the Condensed Consolidated Statements of Cash Flows and are therefore excluded from this presentation of Other investing activities, net.

Recent accounting pronouncements
Accounting pronouncements pending adoption
On September 18, 2025, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends Accounting Standards Codification (“ASC”) 350-40, Intangibles-Goodwill and Other-Internal Use Software, to reflect that software is not always developed in a linear manner, removing all references to development stages and adding new guidance on how to evaluate whether the probable-to-complete threshold has been met. ASU 2025-06 is required to be adopted for fiscal years commencing after December 15, 2027, with early adoption permitted. ASU 2025-06 allows for a prospective, retrospective, or modified transition approach to adoption, based on the status of the project and whether software costs were capitalized before the date of adoption. The Company anticipates using

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

a prospective transition approach and is evaluating the impact of adopting the standard on the Financial Statements.
Concentration of credit risk
The Company’s cash and cash equivalents, restricted cash and cash equivalents, customer custodial funds, loan receivables, certain crypto assets held, accounts receivable, and deposits are potentially subject to concentration of credit risk. See below and Notes 5. Collateralized Arrangements and Financing and 7. Accounts Receivable, Net for a discussion of these risks by counterparty and type of transaction.
Payment stablecoins
Payment stablecoins are redeemable on a one-to-one basis for cash and cash equivalents and are classified as Cash and cash equivalents in the Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the reserves backing these payment stablecoins were held by the issuers in cash and cash equivalents in segregated accounts titled for the benefit of payment stablecoin holders.
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
Funds held at venues
The Company holds cash at venues, which include third-party payment processors, digital wallets, and trading platforms, but exclude clearing agents, and performs a regular assessment of these venues as part of its risk management process. As of March 31, 2026 and December 31, 2025, the Company held an immaterial amount and $110.8 million, respectively, of cash at venues.
3. ACQUISITIONS
Information on acquisitions completed during the periods presented is set forth below. The results of operations of all business combinations have been recorded in the Financial Statements since the dates of acquisition.
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
Other acquisitions
During 2026 and 2025, the Company completed other business combinations that were immaterial, both individually and in the aggregate.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. REVENUE
The following table presents revenue disaggregated by type (in thousands):

	Three Months Ended March 31,
	2026	2025
Net revenue
Transaction revenue
Consumer, net	$566,899	$1,095,506
Institutional, net	135,726	98,888
Other transaction revenue, net	53,200	67,814
Total transaction revenue	755,825	1,262,208
Subscription and services revenue
Stablecoin revenue(1)	305,435	274,037
Blockchain rewards	100,849	196,592
Interest and finance fee income(2)	67,805	63,086
Other subscription and services revenue	109,434	140,898
Total subscription and services revenue	583,523	674,613
Total net revenue	1,339,348	1,936,821
Other revenue
Corporate interest and other income(1)	73,634	97,474
Total other revenue	73,634	97,474
Total revenue	$1,412,982	$2,034,295
__________________
(1)Amounts represent revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606, Revenue from Contracts with Customers (“ASC 606”). During the first quarter of 2026, the Company revised the presentation of revenue earned on corporate payment stablecoin balances, now presenting the amounts in Corporate interest and other income rather than in Stablecoin revenue. The associated $23.5 million for the three months ended March 31, 2025 has been reclassified to conform to current period presentation.
(2)Amounts primarily represent revenue that is not accounted for as revenue from contracts with customers, as well as an immaterial amount of finance fee income that is accounted for as revenue from contracts with customers.
During the three months ended March 31, 2026 and 2025, one counterparty accounted for 23% and 15%, respectively, of total revenue.
Revenue by geographic location
The following table presents revenue disaggregated by geography based on domiciles of the customer or other counterparty (in thousands):

	Three Months Ended March 31,
	2026	2025
U.S.(1)	$1,184,401	$1,705,652
International(2)	228,581	328,643
Total revenue	$1,412,982	$2,034,295
__________________
(1)Nearly all revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606, is with counterparties in the U.S.
(2)No country accounted for more than 10% of Total revenue.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. COLLATERALIZED ARRANGEMENTS AND FINANCING
Lending and related collateral
The following table summarizes the Company’s institutional financing lending arrangements (in thousands):

	March 31,	December 31,
	2026	2025
Fiat and payment stablecoin loan receivables	$1,392,286	$1,340,213
Crypto asset loan receivables	52,447	14,479
Total loan receivables(1)	$1,444,733	$1,354,692
__________________
(1)Includes an immaterial amount of fiat and crypto asset trade finance receivables as of March 31, 2026 and December 31, 2025.
As of each of March 31, 2026 and December 31, 2025, the Company had four counterparties, each of whom accounted for more than 10% of the Company’s Loan receivables.
As of March 31, 2026 and December 31, 2025, the collateral requirements for all loans outstanding ranged from 100% to 250% of the fair value of the loan.
The following table summarizes assets the Company held and recognized as collateral relating to lending activity, with a corresponding obligation to return the collateral to the borrower (in thousands, except units):

	March 31, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Fiat and payment stablecoins(1)	N/A	N/A	$10,228	N/A	N/A	$4,056

Bitcoin	11,340	$864,573	$773,653	8,479	$810,055	$747,697
Ethereum	16,488	42,289	34,684	16,041	51,023	47,731
Crypto assets held as collateral		$906,862	808,337		$861,078	795,428
Total recognized lending collateral			$818,565			$799,484
__________________
(1)Fiat and payment stablecoin collateral held are recognized within Cash and cash equivalents in the Condensed Consolidated Balance Sheets. Cost basis and units are not required disclosure and are therefore labeled N/A.
The following table summarizes collateral pledged by borrowers in lending arrangements with the Company, which the Company has not recognized as collateral nor as an obligation to return the collateral (in thousands):

	March 31,	December 31,
	2026	2025
Fiat and payment stablecoins	$242,229	$303,983
Crypto assets	1,896,044	1,559,458
Total customer collateral not recognized as collateral	$2,138,273	$1,863,441

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Borrowings and related collateral
The following table summarizes the units, cost basis, and fair value of Crypto assets borrowed (in thousands, except units):

	March 31, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	1,395	$119,327	$95,147	1,920	$173,848	$167,989
Ethereum	63,983	140,818	134,595	43,536	149,374	129,162
Other crypto assets(1)	nm	21,297	16,638	nm	27,145	21,698
Total borrowed		$281,442	$246,380		$350,367	$318,849
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets borrowed.
The following table summarizes the units, cost basis, and fair value of Short-term borrowings (in thousands, except units):

	March 31, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Payment stablecoins	N/A	N/A	$261,520	N/A	N/A	$119,923

Bitcoin	2,035	$166,210	$138,802	2,035	$183,882	$178,022
Ethereum	65,192	143,436	137,138	43,941	150,424	130,363
Other crypto assets(1)	nm	32,480	27,150	nm	29,399	23,797
Total crypto asset borrowings		$342,126	303,090		$363,705	332,182
Total short-term borrowings			$564,610			$452,105
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total crypto asset borrowings.
As of March 31, 2026 and December 31, 2025, the weighted average annual fees on Short-term borrowings were 3.8% and 3.5%, respectively.
The fair value of the Company’s corporate assets pledged as collateral against Short-term borrowings, presented in Restricted cash and cash equivalents, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Payment stablecoins	$232,290	$236,308

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Derivatives collateral

The Company also has collateralized derivative arrangements, whereby it enters into crypto asset derivative contracts with customers, primarily to provide liquidity for global derivatives trading. The following table summarizes customer-pledged derivatives collateral presented in the Condensed Consolidated Balance Sheets as Crypto assets held as collateral, with a corresponding obligation to return the collateral to the customer (in thousands, except units):

	March 31, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	4,844	$433,472	$330,467	100	$8,732	$8,750
Ethereum	1,345	2,736	2,829	6,286	18,713	18,649
Total recognized derivatives collateral		$436,208	$333,296		$27,445	$27,399
As of March 31, 2026 and December 31, 2025, the collateral requirements for outstanding derivatives were at least 100% of the derivative notional value.
6. CRYPTO ASSETS HELD FOR OPERATIONS
The following table summarizes Crypto assets held for operations (in thousands, except units):

	March 31, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	457	$47,554	$31,384	487	$48,191	$43,282
Ethereum	10,787	21,561	23,046	10,499	27,341	31,174
Solana	40,875	4,223	3,380	52,933	7,698	6,624
Other crypto assets(1)	nm	54,524	32,851	nm	55,068	39,751
Total held for operations		$127,862	$90,661		$138,298	$120,831
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held for operations.
7. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Stablecoin revenue receivable	$125,223	$122,936
Customer accounts receivable	56,122	54,143
Other accounts receivable	119,178	133,202
Gross accounts receivable	300,523	310,281
Less: allowance for doubtful accounts	(4,286)	(3,162)
Total accounts receivable, net	$296,237	$307,119
As of each of March 31, 2026 and December 31, 2025, the Company had two counterparties, each of whom accounted for more than 10% of the Company’s Accounts receivable, net.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. CRYPTO ASSETS HELD FOR INVESTMENT
The following table summarizes Crypto assets held for investment (in thousands, except units):

	March 31, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	16,492	$1,156,723	$1,123,445	15,389	$1,079,153	$1,346,452
Ethereum	150,193	340,834	315,129	151,175	348,975	448,484
Other crypto assets(1)	nm	244,557	162,657	nm	323,226	203,935
Total held for investment		$1,742,114	$1,601,231		$1,751,354	$1,998,871
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held for investment.

As of March 31, 2026, the Company held $66.3 million of Crypto assets held for investment subject to selling restrictions that are time-based and lift between 2026 and 2030.
9. INTANGIBLE ASSETS, NET
Intangible assets, net excludes internally developed software and crypto assets, which are presented within Software and equipment, net and the various crypto assets held line items in the Condensed Consolidated Balance Sheets, respectively.
The effects of amortization of Intangible assets, net on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Technology and development	$15,784	$1,724
Sales and marketing	18,019	—
General and administrative	1,809	3,381
Total amortization expense	$35,612	$5,105
There were no material impairment charges associated with these assets during these periods. The Company estimates no significant residual value related to these amortizing intangible assets.
The expected future amortization expense for amortizing intangible assets for the 12-month period ending March 31 of the respective year, as of March 31, 2026, is as follows (in thousands):

2027	$137,755
2028	130,483
2029	125,589
2030	123,986
2031	123,383
Thereafter	695,787
Total expected future amortization expense	$1,336,983
10. LONG-TERM DEBT
As of March 31, 2026 and December 31, 2025, the Company had fixed-rate convertible notes and senior notes with varying maturities for an aggregate carrying amount of $7.2 billion. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s convertible notes and senior notes, based on Level 2 valuation inputs, was $6.5 billion and $6.9 billion, respectively. See Note 11. Long-Term Debt

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

to the Consolidated Financial Statements included in the Annual Report for more information regarding the Company’s long-term debt.
11. DERIVATIVES
During the periods presented, the Company’s derivatives were primarily embedded forward contracts to receive or deliver a fixed amount of crypto assets in the future and crypto asset option contracts with customers in the U.S. and internationally, entered into to provide liquidity for global derivatives trading. None were designated as hedging instruments.
Impact of derivatives on the Condensed Consolidated Balance Sheets
The following table summarizes information on derivative instruments by their location in the Condensed Consolidated Balance Sheets, with amounts representing the portions of the respective line items denominated in crypto assets, as measured in U.S. dollar equivalents (in thousands):

		Embedded Derivative
	Host	Gross Derivative Assets	Gross Derivative Liabilities	Aggregate Carrying Value
March 31, 2026
Accounts receivable, net	$4,556	$18,792	$187	$23,161
Short-term borrowings	342,126	51,931	12,895	303,090
Obligation to return collateral	1,343,070	238,668	37,231	1,141,633
Accrued expenses and other current liabilities(1)	13,975	—	—	13,975
Total fair value of derivatives		$309,391	$50,313

December 31, 2025
Accounts receivable, net	$9,943	$22,025	$4,399	$27,569
Short-term borrowings	363,705	32,446	923	332,182
Obligation to return collateral	888,523	126,962	61,266	822,827
Accrued expenses and other current liabilities	6,897	—	2	6,899
Total fair value of derivatives		$181,433	$66,590
__________________
(1)    Includes immaterial gross assets and liabilities of equal amounts, representing the fair values of crypto asset option contracts. Notional amounts, which are not recorded, totaled $323.2 million for each of the asset and liability, at March 31, 2026. Derivative notional amounts are reference amounts from which the fair value of derivatives are derived and do not represent a complete measure of the risk profile of the Company’s exposure to these derivative instruments.
Impact of derivatives on the Condensed Consolidated Statements of Operations
The impacts of gains (losses) on derivative instruments recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Short-term borrowings(1)	$7,513	$51,968
Obligation to return collateral(1)	135,741	152,106
Other(2)	9,258	(15,249)
Total	$152,512	$188,825
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
(2)Changes in fair value, including immaterial changes resulting from holding crypto asset option contracts, which have an equal and offsetting impact, are recognized in Other operating expense (income), net or Other (income) expense, net in the Condensed Consolidated Statements of Operations depending on the nature of the derivative.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
The following table presents certain other details of the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2026	2025
Other current assets
Prepaid expenses	$133,172	$94,886
Income taxes receivable	70,390	63,726
Other	47,181	28,552
Total other current assets	$250,743	$187,164

Other non-current assets
Software and equipment, net	$251,121	$264,573
Lease right-of-use assets	156,231	141,631
Income taxes receivable	62,807	62,233
Other	44,136	55,514
Total other non-current assets	$514,295	$523,951

Accrued expenses and other current liabilities
Payroll and payroll related expenses	$183,192	$186,927
Other accrued expenses	226,719	238,308
Accounts payable	112,206	117,605
Income taxes payable	63,693	65,982
Other payables	140,939	196,459
Total accrued expenses and other current liabilities	$726,749	$805,281

Other non-current liabilities
Lease liabilities	$188,129	$172,735
Other	48,572	67,723
Total other non-current liabilities	$236,701	$240,458

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	March 31, 2026		December 31, 2025
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents(1)	$4,571,198	$—	$6,088,290	$—
Restricted cash equivalents(2)	1,940	—	1,472	—
Customer custodial funds(3)	2,987,581	—	3,438,375	—
Crypto assets held for operations	90,661	—	120,831	—
Crypto asset loan receivables	—	52,447	—	14,479
Crypto assets held as collateral	1,141,633	—	822,827	—
Crypto assets borrowed	246,380	—	318,849	—
Marketable investments(4)	221,012	11,968	253,468	11,903
Crypto assets held for investment	1,601,231	—	1,998,871	—
Derivative assets(5)	—	309,391	—	181,433
Total assets	$10,861,636	$373,806	$13,042,983	$207,815

Liabilities
Derivative liabilities(5)	$—	$50,313	$—	$66,590
__________________
(1)Represents money market funds. Excludes cash and cash equivalents of $5.6 billion and $5.2 billion as of March 31, 2026 and December 31, 2025, respectively.
(2)Represents money market funds. Excludes restricted cash and cash equivalents of $292.9 million and $332.8 million as of March 31, 2026 and December 31, 2025, respectively.
(3)Represents customer custodial cash equivalents, which comprise money market funds. Excludes customer custodial funds of $2.5 billion and $1.9 billion as of each of March 31, 2026 and December 31, 2025, respectively.
(4)Primarily represents marketable equity securities. Excludes marketable investments not measured and recorded at fair value, with none as of March 31, 2026 and $44.4 million as of December 31, 2025.
(5)See Note 11. Derivatives for additional details.
The Company has valued all Level 1 assets and liabilities using quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company has valued all Level 2 assets and liabilities using quoted market prices as an observable input. This includes prices for underlying crypto assets and, for non-crypto denominated assets and liabilities, prices for similar assets and liabilities in inactive markets.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The impact on the Condensed Consolidated Statements of Operations from remeasurement of measurement alternative investments was immaterial for all periods presented, as were cumulative upward adjustments of measurement alternative investments outstanding at March 31, 2026 and December 31, 2025. Cumulative impairments and downward adjustments as of these dates were $126.2 million and $127.7 million, respectively.
Assets and liabilities not measured and recorded at fair value
Certain of the Company’s financial instruments are not measured and recorded at fair value but their carrying values approximate fair value due to their liquid or short-term nature. Financial instruments denominated in fiat or payment stablecoins that would be based on Level 1 valuation inputs if they were recorded at fair value include cash, restricted cash, payment stablecoins, certain customer custodial funds and related liabilities, collateral pledged, and obligations to return collateral. Financial instruments denominated in fiat or payment stablecoins that would be based on Level 2 valuation inputs if they were recorded at fair value include accounts receivable, loan receivables, and accounts payable.
The Company’s long-term debt is not measured and recorded at fair value and its carrying value generally does not approximate its fair value. See Note 10. Long-Term Debt for its estimated fair value.
14. CAPITAL STOCK
Share repurchase program
In October 2024, the Board authorized and approved a share repurchase program, which provided for the repurchase of up to $1.0 billion of the Company’s Class A common stock without expiration and in October 2025, the Board (i) increased the aggregate repurchase authorization under the program from $1.0 billion to $2.0 billion and (ii) expanded the scope of the repurchases to include a portion of the aggregate principal amount of the Company’s outstanding 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and both series of Senior Notes (collectively, the “Notes”) (as modified, the “Repurchase Program”). In January 2026, the Board approved a $2.0 billion increase in the authorization under the previously announced Repurchase Program from $2.0 billion to $4.0 billion. Repurchases may be made from time to time in the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, in a tender offer, or by other methods in accordance with the applicable federal and state laws and regulations. The timing and amount of any repurchases will depend on market conditions and other considerations, and will be made at management’s discretion. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of the Company’s Class A common stock or Notes and may be modified, suspended, or discontinued at any time. As of March 31, 2026, $1.9 billion had been utilized to repurchase 6,278,390 shares of Class A common stock under the Repurchase Program, and $2.1 billion remained available for future repurchases, when considered on a settlement date basis.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. STOCK-BASED COMPENSATION
Stock options
The following is a summary of stock option activity, including performance-based options (in thousands, except per share and years data):

		Weighted Average
	Options Outstanding	Exercise Price Per Share	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2026	19,700	$25.58	4.3	$3,950,983
Exercised	(899)	9.77
Balance at March 31, 2026	18,801	$26.33	4.2	$2,800,734

Exercisable at March 31, 2026	15,120	$27.03	4.1	$2,244,443
Vested and expected to vest at March 31, 2026	15,120	$27.03	4.1	$2,244,443
Other awards
A summary of restricted stock units and performance restricted stock units activity is as follows (in thousands, except per share data):

	Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Fair Value(1)	Number of Shares	Fair Value(1)
Balance at January 1, 2026	2,145	$247.04	643	$55.42
Granted	5,627	164.90	426	156.92
Vested	(769)	256.38	(643)	55.70
Forfeited and cancelled	(222)	179.68	—	—
Balance at March 31, 2026	6,781	$180.02	426	$156.92
__________________
(1)Represents the weighted-average grant date fair value per share.
Stock-based compensation
The following are the effects of stock-based compensation on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets (in thousands):

	Three Months Ended March 31,
	2026	2025
Statements of Operations
Technology and development	$160,641	$108,092
Sales and marketing	14,811	14,905
General and administrative	72,603	67,732
Total stock-based compensation expense	$248,055	$190,729

Balance Sheets
Software and equipment, net(1)	$4,397	$16,565
_______________
(1)Represents capitalized stock-based compensation that was recorded to Software and equipment, net during the periods presented. See Note 12. Condensed Consolidated Balance Sheets Details for additional details.
As of March 31, 2026, there was total unrecognized compensation cost of $1.1 billion and $141.3 million related to unvested restricted stock units (excluding performance restricted stock units) and restricted stock awards, respectively, which is expected to be recognized over a weighted-average of 1.5

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

years and 3.3 years, respectively. Unrecognized compensation cost for all other stock-based compensation awards was immaterial as of March 31, 2026.
16. OTHER CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS DETAILS
Disaggregation of relevant expense captions, as defined in ASU 2024-03, Expense Disaggregation Disclosures, consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Technology and development
Employee-related(1)	$348,123	$232,348
Website hosting and infrastructure	90,639	67,247
Amortization, depreciation, and impairment(2)	47,913	32,012
Other(3)	38,973	23,761
Total technology and development	$525,648	$355,368

Sales and marketing
USDC rewards	$113,427	$100,034
Marketing programs	83,907	104,970
Employee-related(1)	39,378	33,456
Other(4)	30,014	8,823
Total sales and marketing	$266,726	$247,283

General and administrative
Employee-related(1)	$193,361	$163,137
Professional services	49,624	58,176
Customer support(5)	33,265	70,455
Other(6)	99,844	102,578
Total general and administrative	$376,094	$394,346
_______________
(1)Represents employee compensation, including transactions entered into for the benefit of employees such as health and wellness benefits.
(2)Comprises amortization, depreciation, and intangible asset impairment expenses, none of which are individually material.
(3)     Comprises primarily costs of contract resources, consulting, and facilities.
(4)    Comprises primarily amortization and costs of contract resources, taxes, licenses, fees, and consulting, as well as depreciation and intangible asset impairment expenses.
(5)     Excludes employee-related and professional services expenses.
(6)    Comprises largely costs of taxes, licenses, and fees, contract resources, settlement costs, and travel. Also includes amortization, depreciation, and intangible asset impairments, none of which are individually material.

Other (income) expense, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Gains on investments, net(1)	$(46,797)	$(3,327)
Other	(14,844)	9,515
Total other (income) expense, net	$(61,641)	$6,188
_______________
(1)Comprises gains on Marketable and Strategic investments, excluding Crypto assets held for investment. For the three months ended March 31, 2026 and 2025, the amount includes $73.9 million and $(18.3) million, respectively, in realized net gains (losses), and $39.3 million and $22.4 million, respectively, in unrealized net gains on equity securities still held at the end of each period. See Note 13. Fair Value Measurements for additional details.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17. INCOME TAXES
The Company’s effective tax rate (“ETR”) for the three months ended March 31, 2026 and 2025 was 15.2% and 20.4%, respectively. The ETR of 15.2% for the three months ended March 31, 2026 was lower than the U.S. statutory rate of 21.0%, primarily due to the impact of non-deductible expenses (including stock-based compensation and certain non-US losses) on the Company’s pre-tax loss, partially offset by state taxes.
The following is a supplemental schedule of cash paid for income taxes (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid during the period for income taxes, net of refunds	$14,375	$36,092
As of March 31, 2026, the Company had a net deferred tax asset balance of $647.7 million, compared to $570.8 million as of December 31, 2025. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Management determined that there is sufficient positive evidence to conclude that it is more likely than not that the Company’s net deferred tax asset will be fully realized.
18. NET (LOSS) INCOME PER SHARE
The computation of Net (loss) income per share, including the weighted-average shares outstanding (“WASO”) used in the computation, is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerators
Net (loss) income attributable to common shareholders, basic and diluted	$(394,117)	$65,608

Denominators
WASO - basic	264,775	253,878
Weighted-average effect of potentially dilutive shares:
Stock options	—	15,823
Other	—	1,550
WASO - diluted	264,775	271,251

Net (loss) income per share attributable to common shareholders:
Basic	$(1.49)	$0.26
Diluted	$(1.49)	$0.24
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive, or in the case of performance awards, as the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the reporting period (in thousands):

	Three Months Ended March 31,
	2026	2025
Equity awards(1)	26,433	8,088
Convertible notes	14,329	7,229
Total	40,762	15,317
__________________
(1)Includes shares under the Employee Stock Purchase Plan.

19. COMMITMENTS AND CONTINGENCIES
Crypto assets and payment stablecoins on platform
The Company is obligated to securely store all crypto assets and payment stablecoins held or managed on behalf of customers in digital wallets on the Company’s platform, including those within the Company’s custody services and all other assets for which the Company holds full keys. As such, the Company may be liable to its users for losses arising from the Company’s failure to secure these assets from theft or loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of March 31, 2026 and December 31, 2025. The Company holds full keys to crypto assets and payment stablecoins held or managed on behalf of its customers totaling $294.4 billion and $376.1 billion at fair value at March 31, 2026 and December 31, 2025, respectively. These assets are not recognized in the Condensed Consolidated Balance Sheets. Similarly, as the Company has an obligation to securely store all of these assets, it has a corresponding unrecognized liability of $294.4 billion and $376.1 billion at March 31, 2026 and December 31, 2025, respectively. Since the risk of loss is remote, the Company did not recognize a contingent liability at March 31, 2026 or December 31, 2025. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
Indemnifications
In the event any registrable securities are included in a registration statement, the Company’s Amended and Restated Investors’ Rights Agreement (the “IRA”) entered into with certain of the Company’s shareholders provides indemnity to each shareholder, their partners, members, officers, directors, and shareholders and certain of their advisors; each underwriter, if any; and each person who controls each shareholder or underwriter, against any damages incurred in connection with investigating or defending any claim or proceeding arising as a result of such registration from which damages may result. The Company will reimburse each such party for any legal and any other expenses reasonably incurred, provided that the Company will not be liable in any such case to the extent the damages arise out of or are based upon any actions or omissions made in reliance upon and in conformity with written information furnished by or on behalf of such shareholder or underwriter and stated to be specifically for use therein.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Other commitments
During the three months ended March 31, 2026, the Company completed a strategic equity investment for total consideration of $180.0 million, reducing its other commitments as of December 31, 2025 accordingly.
20. RELATED PARTY TRANSACTIONS
Related party customer activity
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized the following from related party customer activity:
•Total revenue of $1.8 million and $3.6 million during the three months ended March 31, 2026 and 2025, respectively;
•Accounts receivable, net of $0.3 million and $0.4 million as of March 31, 2026 and December 31, 2025, respectively; and
•Customer custodial funds and Customer custodial fund liabilities of each $32.2 million and $11.0 million as of March 31, 2026 and December 31, 2025, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Related party investments
The Company made no strategic investments during the three months ended March 31, 2026, compared to $3.1 million during the comparative period of 2025, in investees in which certain related parties of the Company held an interest over 10%.
21. SUBSEQUENT EVENT
On May 5, 2026, the Company announced a restructuring plan (the "Restructuring Plan") to (i) manage its operating expenses in response to current market conditions and (ii) optimize the Company’s operations for the AI era. The Restructuring Plan involves a reduction of the Company's workforce by approximately 700 employees. In connection with these actions, the Company estimates that it will incur approximately $50 million to $60 million in total restructuring expenses, substantially all of which are cash charges related to employee severance and other termination benefits. The Company expects to substantially complete execution of the Restructuring Plan, and to incur substantially all of the associated charges, in the second quarter of 2026.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements (the “Financial Statements”) and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, those set forth under Special Note About Forward-Looking Statements of this Quarterly Report on Form 10-Q and those discussed in the section titled Risk Factors in Part I, Item 1A of our Annual Report, together with any updates in the section titled Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. For all narrative provided in this Item 2, two numbers presented consecutively represent figures for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, respectively, unless otherwise noted.
Executive Overview
This executive overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.
We announced the Everything Exchange in December 2025, and during the first quarter of 2026, we saw strong growth across derivatives, prediction markets, and decentralized exchange trading. Stablecoin adoption is accelerating and USDC reached an all-time high in both market capitalization and average USDC held in Coinbase products.
For the three months ended March 31, 2026, our net revenue was $1.3 billion, including $755.8 million in transaction revenue and $583.5 million in subscription and services revenue. For the three months ended March 31, 2025, our net revenue was $1.9 billion, including $1.3 billion in transaction revenue and $674.6 million in subscription and services revenue.
For the three months ended March 31, 2026, our net loss was $394.1 million and Adjusted EBITDA was $303.3 million. For the three months ended March 31, 2025, our net income was $65.6 million and Adjusted EBITDA was $929.9 million.

For 2026, with growing regulatory clarity, we believe we are well-positioned to drive crypto’s role in the global economy, through the Everything Exchange and by advancing stablecoin adoption with USDC, including scaling payments. We are working to further grow assets on our platform, and in turn revenue, as customers discover and adopt more products where their assets already reside. We plan to dynamically adjust our expense base in order to be responsive to market conditions and revenue opportunities, increasing or decreasing it as needed, especially with respect to certain variable expenses. On May 5, 2026, subsequent to quarter end, we announced the Restructuring Plan. We anticipate this plan will help us better align our operating expenses with current market conditions and optimize our operations for the AI era. Including reflecting the impact of the Restructuring Plan, in the second quarter of 2026, we expect the aggregate of technology and development and general and administrative expenses to generally be lower than the first quarter of 2026. Additionally, we expect sales and marketing expenses to be roughly in line with or lower than those of the first quarter of 2026, also reflecting the Restructuring Plan and the anticipated timing and scope of marketing opportunities.
Key Business Metrics
In addition to the measures presented in our Financial Statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended March 31,		Change
	2026	2025	%
MTUs(1) (in millions)	8.2	9.7	(15)
Assets on Platform(2) (in billions)	$294	$328	(10)
Trading Volume(3) (in billions)	$202	$401	(50)
Net (loss) income (in millions)	$(394)	$66	(697)
Adjusted EBITDA(4) (in millions)	$303	$930	(67)
_____________
(1)Represents quarterly MTUs, which are derived from the average of each month’s MTUs in each respective quarter.
(2)Represents Assets on Platform as of March 31.
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
(4)See Non-GAAP Financial Measure below for a reconciliation of net (loss) income to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

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
MTUs decreased for the three months ended March 31, 2026 as compared to 2025, primarily due to a decrease in trading users, influenced by overall market conditions.
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
The following table sets forth the value of AOP by asset (in millions, except percentages):

	March 31, 2026		March 31, 2025		Value Change
	Units	Value	Units	Value	%
Bitcoin	3.0	$202,335	2.7	$219,076	(8)
Ethereum	19.0	40,027	15.8	28,812	39
XRP	9,175.1	12,294	8,507.7	17,776	(31)
USDC	N/A	9,289	N/A	7,839	18
Other(1)	nm	30,487	nm	54,007	(44)
Total		$294,432		$327,510	(10)
__________________
nm - not meaningful
(1)Includes various other crypto asset and payment stablecoin balances, none of which individually represented more than 5% of total AOP.
AOP at March 31, 2026 decreased as compared to March 31, 2025, primarily reflecting a $67.4 billion aggregate decline in prices of most assets, offset in part by growth attributable to units, primarily Bitcoin.

Trading Volume
We define Trading Volume as the total U.S. dollar equivalent value of spot matched trades transacted between a buyer and seller through our platform, plus half of the trade value of spot trades that are routed off our platform for fulfillment, during the period of measurement. Trading Volume does not include volume from other trading products, such as derivatives, equities, or event contracts, but may in the future as those become more material. Trading Volume represents the product of the quantity of assets transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity on our order books, trading health, and the underlying growth of the onchain economy. Institutions incur lower fees per transaction than consumers and, as a result, the impact of changes in consumer Trading Volume on transaction revenue is more pronounced than the impact of changes in institutional Trading Volume. Within consumer, Advanced traders incur lower fees per transaction than Simple traders, and therefore a shift in the mix of trading between these consumers impacts transaction revenue.
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

	Three Months Ended March 31,		Change
	2026	2025	%
Trading Volume(1) (in billions)
Consumer	$36	$79	(54)
Institutional	166	322	(48)
Total Trading Volume	$202	$401	(50)

Trading Volume by crypto asset
Bitcoin	40%	27%	48
Ethereum	19	11	73
XRP	9	11	(18)
USDT	2	13	(85)
Other crypto assets(2)	30	38	(21)
Total	100%	100%
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
For the three months ended March 31, 2026 as compared to 2025, Trading Volume decreased primarily reflecting a decrease of 44% in global crypto market spot trading volume (the USD equivalent value of all matched trades transacted between buyers and sellers across all exchanges) driven by softer market conditions.
Results of Operations

Comparison of the three months ended March 31, 2026 and 2025
Revenue
For each of the three months ended March 31, 2026 and 2025, we generated 84% of total revenue in the U.S., with no other country contributing over 10%. International revenue consisted mainly of transaction revenue.
Transaction revenue

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%

Consumer, net	$566,899	$1,095,506	$(528,607)	(48)
Institutional, net	135,726	98,888	36,838	37
Other transaction revenue, net	53,200	67,814	(14,614)	(22)
Total transaction revenue	$755,825	$1,262,208	$(506,383)	(40)
% of net revenue	56	65
Transaction revenue decreased for the three months ended March 31, 2026 as compared to 2025, primarily reflecting:
•a decrease in consumer transaction revenue driven by $591.6 million attributed to a 54% decrease in consumer Trading Volume, offset in part by growth in derivatives trading volume and the launch of prediction markets trading; and

•an increase in institutional transaction revenue driven by:
◦an increase of $68.5 million attributed to derivatives trading, due mainly to the acquisition of Deribit in August 2025; offset in part by
◦a decrease of $37.5 million attributed to a 48% decrease in institutional Trading Volume.
There were no material changes to note within other.
The percentage of transaction revenue from spot trading on our platform by crypto asset was as follows:

	Three Months Ended March 31,		Change
	2026	2025	%

Bitcoin	40%	26%	54
XRP	11	18	(39)
Ethereum	13	10	30
Solana	7	10	(30)
Other crypto assets(1)	29	36	(19)
Total	100%	100%
____________________________________
(1)Includes various other crypto assets, none of which individually represented more than 10% of our total transaction revenue from spot trading on our platform.
Subscription and services revenue

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%

Stablecoin revenue(1)	$305,435	$274,037	$31,398	11
Blockchain rewards	100,849	196,592	(95,743)	(49)
Interest and finance fee income	67,805	63,086	4,719	7
Other subscription and services revenue	109,434	140,898	(31,464)	(22)
Total subscription and services revenue	$583,523	$674,613	$(91,090)	(14)
% of net revenue	44	35
____________________________________
(1)    During the first quarter of 2026, we revised the presentation of revenue earned on corporate payment stablecoin balances, now presenting the amounts in Corporate interest and other income rather than in Stablecoin revenue. Prior period amounts have been reclassified to conform to current period presentation. For information on the reclassified amounts, please see Note 2. Summary of Significant Accounting Policies and Note 4. Revenue of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Subscription and services revenue decreased for the three months ended March 31, 2026 as compared to 2025, reflecting:
•increases in stablecoin revenue of:
◦$64.2 million due to higher average USDC balances held by customers in eligible Coinbase products; and
◦$23.2 million due to higher average USDC off-platform balances; offset in part by
◦a decrease of $57.5 million due to lower average interest rates, which declined 67 basis points; and
•decreases in blockchain rewards of:
◦$74.8 million due to lower average crypto asset prices, driven primarily by Solana; and

◦$32.2 million due to lower reward rates, primarily for Solana and Ethereum, offset in part by
◦the impact of an increase in staked balances, primarily of Solana and Cosmos.
There were no material changes to note within the other categories in the table above.
Other revenue

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%

Corporate interest and other income(1)	$73,634	$97,474	$(23,840)	(24)
Total other revenue	$73,634	$97,474	$(23,840)	(24)
____________________________________
(1)    During the first quarter of 2026, we revised the presentation of revenue earned on corporate payment stablecoin balances, now presenting the amounts in Corporate interest and other income rather than in Stablecoin revenue. Prior period amounts have been reclassified to conform to current period presentation. For information on the reclassified amounts, please see Note 2. Summary of Significant Accounting Policies and Note 4. Revenue of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Corporate interest and other income decreased for the three months ended March 31, 2026 as compared to 2025, reflecting an 81 basis point decline in average interest rates earned.
Operating expenses
Certain prior period amounts have been reclassified to conform to the current period presentation.
Transaction expense

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%

Blockchain rewards fees	$64,133	$120,021	$(55,888)	(47)
Payment processing and account verification	40,175	64,645	(24,470)	(38)
Transaction reversal losses	33,999	46,844	(12,845)	(27)
Transaction rebates and commissions	29,026	59,585	(30,559)	(51)
Other	28,526	11,931	16,595	139
Total transaction expense	$195,859	$303,026	$(107,167)	(35)
% of net revenue	15	16
Transaction expense decreased for the three months ended March 31, 2026 as compared to 2025, reflecting:
•lower blockchain rewards fees, which moved with blockchain rewards revenue; and
•a decrease in transaction rebates and commissions, primarily those earned by institutional customers providing liquidity on our international exchange, as we tapered incentive offerings.
There were no material changes to note within the other categories in the table above.

Technology and development

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%

Employee-related	$348,123	$232,348	$115,775	50
Website hosting and infrastructure	90,639	67,247	23,392	35
Amortization, depreciation, and impairment	47,913	32,012	15,901	50
Other	38,973	23,761	15,212	64
Total technology and development	$525,648	$355,368	$170,280	48
% of net revenue	39	18
Technology and development expenses increased for the three months ended March 31, 2026 as compared to 2025, primarily reflecting an increase in employee-related expenses driven by 23% higher average headcount supporting product growth, and expanded by acquisition-related compensation.
There were no material changes to note within the other categories in the table above.
Sales and marketing

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%

USDC rewards	$113,427	$100,034	$13,393	13
Marketing programs	83,907	104,970	(21,063)	(20)
Employee-related	39,378	33,456	5,922	18
Other	30,014	8,823	21,191	240
Total sales and marketing	$266,726	$247,283	$19,443	8
% of net revenue	20	13
Sales and marketing expenses increased for the three months ended March 31, 2026 as compared to 2025, reflecting:
•a $58.9 million increase in USDC rewards driven by growth in average customer USDC balances held in Coinbase products as we continue to integrate USDC across our products, offset in part by a reduction in the rewards rate;
•a decrease in marketing program expenses, reflecting a $43.9 million decrease in digital advertising spend as a response to softer market conditions, offset in part by an increase in offline advertising spend, primarily relating to our Super Bowl commercial; and
•an increase in other, primarily due to amortization of intangible assets acquired in the purchase of Deribit in 2025.
There were no material changes to note within employee-related.

General and administrative

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%

Employee-related	$193,361	$163,137	$30,224	19
Professional services	49,624	58,176	(8,552)	(15)
Customer support(1)	33,265	70,455	(37,190)	(53)
Other	99,844	102,578	(2,734)	(3)
Total general and administrative	$376,094	$394,346	$(18,252)	(5)
% of net revenue	28	20
____________________________________
(1)Excludes employee-related and professional services expenses.
General and administrative expenses decreased for the three months ended March 31, 2026 as compared to 2025, reflecting:
•an increase in employee-related expenses, primarily due to higher average headcount reflecting, in part, the shift of certain customer service roles from outsourced resources to employees; offset by
•a decrease in customer support costs, primarily due to lower Trading Volume and fewer resources required after certain regulatory projects were completed in the prior year, as well as reflecting the shift of certain roles to employees.
There were no material changes to note within the other categories in the table above.
Losses on crypto assets held for operations, net

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%

Losses on crypto assets held for operations, net	$35,151	$34,365	$786	2
There were no material changes to note within losses on crypto assets held for operations, net.
Other operating expense (income), net

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%

Other operating expense (income), net	$34,925	$(5,899)	$40,824	(692)
There were no material changes to note within other operating expense (income), net.
Interest expense

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%

Interest expense	$22,569	$20,511	$2,058	10
There were no material changes to note within interest expense.
Losses on crypto assets held for investment, net

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%

Losses on crypto assets held for investment, net	$482,356	$596,651	$(114,295)	(19)

Losses on crypto assets held for investment, net decreased for the three months ended March 31, 2026 as compared to 2025, primarily due to fair value remeasurement. Our overall units held increased as we actively invested in Bitcoin. However, net losses decreased, as asset prices declined more sharply in the prior year, primarily for assets other than Bitcoin and Ethereum, than they did in the current year, primarily for Bitcoin.
Other (income) expense, net

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%

Gains on investments, net	$(46,797)	$(3,327)	$(43,470)	nm
Other	(14,844)	9,515	(24,359)	(256)
Total other (income) expense, net	$(61,641)	$6,188	$(67,829)	nm
__________________
nm - not meaningful
Gains on investments, net changed for the three months ended March 31, 2026 as compared to 2025, primarily due to a gain on the sale of a portion of our investment in Circle Internet Group, Inc. and fair value remeasurement of our holdings. The change in Other within the table above was largely driven by fair value remeasurement of certain token-denominated receivables.
(Benefit from) provision for income taxes

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%

(Benefit from) provision for income taxes	$(70,588)	$16,848	$(87,436)	(519)
For the three months ended March 31, 2026 as compared to 2025, the increase in (benefit from) provision for income taxes was primarily due to lower pre-tax income, partially offset by lower tax benefits from stock-based compensation.
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
•We believe it is useful to exclude certain items that we do not consider to be normal, recurring, cash operating expenses and therefore, not reflective of our ongoing business operations. For example, we exclude: (i) other (income) expense, net, as the income and expenses recognized in this line item are not part of our core operating activities and are considered non-operating activities under GAAP, (ii) gains and losses on crypto assets held for investment because such investments are considered primarily long-term holdings, and (iii) losses, net of recoveries, directly related to the data theft incident announced on the Current Report on Form 8-K we filed with the SEC on May 15, 2025 (the “Data Theft Incident”), including voluntary customer reimbursements, direct legal costs, and reward payments, if any, in connection with the threat actor’s arrest and conviction. We do not plan on engaging in regular trading of crypto assets, and, as an operating company, our investing activities in crypto are not part of our revenue generating activities, which are primarily based on transactions on our platform and the sales of subscriptions and services.
•We believe Adjusted EBITDA is useful to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, interest expense, other (income) expense, net, and (benefit from) provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired.
Limitations of Adjusted EBITDA
We believe that Adjusted EBITDA may be helpful to investors for the reasons noted above. However, Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. There are a number of limitations related to Adjusted EBITDA rather than net (loss) income, which is the nearest GAAP equivalent of Adjusted EBITDA. Some of these limitations are that Adjusted EBITDA excludes:
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
•net gains or losses on our crypto assets held for investment; and
•other (income) expense, net, which represents net gains or losses on investments and other financial instruments, and other non-operating income and expense activity.
In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our disclosure of Adjusted EBITDA as a tool for comparison. A reconciliation is provided below for Adjusted EBITDA to net (loss) income, the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of Adjusted EBITDA to net (loss) income, and not to rely on any single financial measure to evaluate our business.

The following table provides a reconciliation of net (loss) income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(394,117)	$65,608
Adjusted to exclude the following:
(Benefit from) provision for income taxes	(70,588)	16,848
Interest expense	22,569	20,511
Depreciation and amortization	68,006	33,333
Stock-based compensation expense	248,055	190,729
Data Theft Incident losses, net	8,610	—
Losses on crypto assets held for investment, net	482,356	596,651
Other (income) expense, net(1)	(61,641)	6,188
Adjusted EBITDA	$303,250	$929,868
__________________
(1)See Note 16. Other Condensed Consolidated Statements of Operations Details of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Liquidity and Capital Resources
There have been no material changes to our liquidity and capital resources from those presented in the Annual Report, other than those described below.
We continue to believe our existing cash, cash equivalents, and marketable investments, which totaled $10.4 billion as of March 31, 2026, will be sufficient in both the short and long term to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements. Our ability to meet these requirements and plans for cash will depend on many factors, including market acceptance of crypto assets and blockchain technology, our growth, our ability to attract and retain customers on our platform, the continuing market acceptance of our products and services, the introduction of new subscription products and services on our platform, expansion of sales and marketing activities, and overall economic conditions. We anticipate satisfying both our short-term and long-term cash requirements with our existing cash and cash equivalents and with future cash flows from operations, future sales of marketable investments, and potential future equity or debt financing. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of additional debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that restrict our operations.
Primary commitments
Long-term debt and other contractual obligations
There have been no material changes to our long-term debt from those presented in the Annual Report. As of March 31, 2026, our primary contractual obligation remained long-term debt, of which we held $7.3 billion in aggregate principal amount, including $1.3 billion that is due within the next 12 months and classified as a current liability. We intend to repay this amount with cash at or prior to maturity.
Our other contractual obligations decreased materially from those as of December 31, 2025, primarily due to the fulfillment of a strategic equity investment commitment. See Note 19. Commitments and Contingencies of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
See Notes 12. Condensed Consolidated Balance Sheets Details and 17. Income Taxes of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details relating to our short- and long-term material cash requirements as of March 31, 2026.

Short-term borrowings
As of March 31, 2026, we held short-term borrowings of $564.6 million, denominated in crypto assets and payment stablecoins, which we use to facilitate institutional financing. See Note 5. Collateralized Arrangements and Financing of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Repurchase program
As of March 31, 2026, our board of directors had authorized an aggregate $4.0 billion to repurchase, without expiration, our outstanding Class A common stock and long-term debt (the “Repurchase Program”). As of March 31, 2026, approximately $2.1 billion remained available, and no long-term debt has been repurchased under the Repurchase Program. See Issuer Purchases of Equity Securities included in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional details.
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
As of March 31, 2026, we held the following crypto assets: $90.7 million held for operations, $1.1 billion held as collateral, $246.4 million that were borrowed, and $1.6 billion held for investment.
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
Our business model does not expose us to liquidity risk if we have excessive redemptions or withdrawals from customers. As of March 31, 2026, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. See the section titled Risk Factors—Depositing and withdrawing crypto assets into and from our platform involve risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely affect our business, operating results, and financial condition included in Part I, Item 1A of our Annual Report for further information.

Cash flows
The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$182,744	$852,694
Net cash used in investing activities	(239,064)	(125,335)
Net cash used in financing activities	(864,907)	(906,913)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(921,227)	$(179,554)

Change in customer custodial cash and cash equivalents	$160,543	$(830,946)
Operating activities
Our largest source of cash provided by operating activities are revenues generated from transaction fees. Our primary uses of cash in operating activities include payments to employees for compensation, USDC rewards, marketing programs, website hosting and infrastructure services, and professional services.
Net cash provided by operating activities decreased by $670.0 million for the three months ended March 31, 2026 as compared to 2025 primarily as a result of the $621.3 million decrease in total revenue.
Investing activities
Net cash used in investing activities increased by $113.7 million for the three months ended March 31, 2026 as compared to 2025 primarily due to:
•a $122.6 million increase in cash and cash equivalents used for the origination of fiat and payment stablecoin loans, net of repayments, reflecting higher demand for institutional financing products; and
•a $66.4 million increase in net purchases of strategic and marketable investments; offset in part by
•a $72.1 million decrease in net purchases of crypto assets held for investment.
Financing activities
Net cash used in financing activities decreased by $42.0 million for the three months ended March 31, 2026 as compared to 2025 primarily due to:
•a $1.0 billion increase in customer custodial fund liabilities; and
•a $154.7 million increase in net proceeds from short-term borrowings; offset in part by
•$1.1 billion in cash used to repurchase approximately 6.3 million shares of our outstanding Class A common stock.
Regulatory capital requirements
We are a highly regulated business subject to regulations on how we manage our liquidity, operations, and capital structure. As our primary operating subsidiary, Coinbase Inc. (“CB Inc.”) is subject to the most significant capital requirements, we seek to minimize surplus capital at other subsidiaries and hold surplus at CB Inc. See Part I, Item 1 Business—Government Regulation in the Annual Report as well as Part I, Item 1A Risk Factors in the Annual Report for additional details about these regulations.

We are required to hold corporate liquid assets at our subsidiaries to meet capital requirements established by our regulators based on the value of crypto assets and payment stablecoins held in custody. Our money-transmitting subsidiary, CB Inc., and our custodian subsidiary, Coinbase Custody Trust Company, LLC (“CCTC”), which is a fiduciary under New York State Law and a qualified custodian under the Investment Advisers Act of 1940, are required to maintain minimum net capital requirements under agreements with the New York State Department of Financial Services. These subsidiaries and other subsidiaries are also subject to maintenance capital requirements by other regulators both within the United States and internationally. As of March 31, 2026, we were in compliance with these capital requirements.
As of March 31, 2026, our net capital requirements by subsidiary consisted of the following (in millions):

	Net Capital	Required Net Capital(1)	Capital Surplus
CB Inc.	$2,835	$1,031	$1,804
CCTC	532	207	325
Other(2)	950	64	886
__________________
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

Critical Accounting Estimates
Our Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of our Financial Statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in the Annual Report.
Recent accounting pronouncements
See Note 2. Summary of Significant Accounting Policies—Recent accounting pronouncements of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to our Financial Statements associated with the effect of changes in market factors, including risks associated with interest rates, foreign currency, derivatives, marketable and strategic investments, and crypto assets. These assets and liabilities are held for purposes other than trading, except for our marketable investments which are available for trading. There have been no material changes to our market risk exposures from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report except for our market risk exposure on our crypto assets held for investment. Though the nature of this exposure and the overall implied volatility of the crypto assets underlying this exposure have not changed since December 31, 2025, the number of units we hold and the price of the assets have changed, resulting in a material change in the output of our sensitivity analysis.

Crypto assets held for investment are primarily held long term, and historically, we have not attempted to reduce our market risk exposure associated with these crypto assets. Crypto asset prices have been volatile, as demonstrated by the one year historical volatility of Bitcoin and Ethereum of approximately 50% implied from the annualized standard deviation of daily price returns observed in the past 24 months. A hypothetical 50% increase or decrease in crypto assets prices as of March 31, 2026 and December 31, 2025 would result in a $800.6 million and $1.0 billion impact, respectively, to the value of our Crypto assets held for investment and would have been recognized as a gain or loss in Losses on crypto assets held for investment, net in our Condensed Consolidated Statements of Operations. The decrease in the hypothetical gains or losses since December 31, 2025 primarily reflects a decrease in the prices of crypto assets held for investment.
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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of material legal proceedings in which we are involved, see Note 19. Commitments and Contingencies of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). You should carefully consider the risks and uncertainties described in the Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related notes. The risks and uncertainties described in the Annual Report are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any such risks occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
In connection with an acquisition, on January 2, 2026, we issued 172,780 shares of our Class A common stock (the “Shares”) to certain former stockholders of the acquired company, as partial consideration for our acquisition of the outstanding capital stock of said company. The Shares were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) in a transaction by an issuer not involving a public offering. The recipients of the Shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the book-entry shares issued in the transaction. All recipients of the Shares either received adequate information about us or had access, through their relationships with us, to such information.
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
The following table contains information relating to the repurchases of shares of our Class A common stock made by us in the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2026	1,910,258	$210.46	1,910,258	$2,807,766,039
February 1 – February 28, 2026	3,610,657	165.97	3,610,657	2,208,495,001
March 1 – March 31, 2026	757,475	159.62	757,475	2,087,588,148
	6,278,390		6,278,390
__________________
(1)Average price paid per share includes commissions related to repurchases.
(2)Share counts reported in this table are recognized on a settlement date basis.

The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards. See the Condensed Consolidated Statements of Changes in Shareholders’ Equity included in Part I, Item 1 of this Quarterly Report on Form 10-Q for quantification of all shares repurchased by us during the periods presented.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended March 31, 2026, two of the Company’s non-employee directors terminated previously adopted Rule 10b5-1 Plans and adopted new Rule 10b5-1 Plans and one of the Company’s officers adopted a Rule 10b5-1 Plan. All such Rule 10b5-1 Plans were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.
On February 17, 2026, Fred Wilson, a member of the Company’s board of directors, terminated a Rule 10b5-1 Plan he had previously adopted with respect to the sale of up to 64,973 shares of Class A common stock owned by Mr. Wilson and his spouse (the “Prior Wilson Plan”). The Prior Wilson Plan was adopted on August 7, 2025 and, prior to its termination by Mr. Wilson, was to expire by its terms on November 1, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Prior Wilson Plan or the occurrence of certain events set forth therein. As of the date of termination of the Prior Wilson Plan, Mr. Wilson had sold 30,000 shares of Class A common stock under its terms. On February 18, 2026, Mr. Wilson entered into a Rule 10b5-1 Plan (the “Wilson Plan”) providing for the potential sale of up to 50,000 shares of Class A common stock owned by The Frederick & Joanne Wilson 2012 DE Trust, of which Mr. Wilson’s spouse is the grantor, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Wilson Plan, between an estimated start date of May 20, 2026 and May 12, 2028, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Wilson Plan or the occurrence of certain events set forth therein.
On March 5, 2026, Frederick Ernest Ehrsam III, a member of the Company’s board of directors, terminated a Rule 10b5-1 Plan he had previously adopted with respect to the sale of up to 2,543,770 shares of Class A common stock owned by The Frederick Ernest Ehrsam III Living Trust, of which Mr. Ehrsam is trustee (the “Prior Ehrsam Plan”). The Prior Ehrsam Plan was adopted on August 7, 2025 and, prior to its termination by Mr. Ehrsam, was to expire by its terms on October 30, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Prior Ehrsam Plan or the occurrence of certain events set forth therein. As of the date of termination of the Prior Ehrsam Plan, Mr. Ehrsam had sold 370,564 shares of Class A common stock under its terms. On March 5, 2026, Mr. Ehrsam entered into a Rule 10b5-1 Plan (the “Ehrsam Plan”) providing for the potential sale of up to 3,585,976 shares of Class A common stock issuable upon the conversion of shares of Class B common stock owned by The Frederick Ernest Ehrsam III Living Trust, of which Mr. Ehrsam is trustee, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Ehrsam Plan, between an estimated start date of June 4, 2026 and December 4, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Ehrsam Plan or the occurrence of certain events set forth therein.
On March 6, 2026, Jennifer Jones, the Company’s Chief Accounting Officer, entered into a Rule 10b5-1 Plan (the “Jones Plan”) providing for the potential sale of up to 27,499 shares of Class A common stock owned by Ms. Jones, plus an additional undetermined number of shares of Class A common stock to be received by Ms. Jones upon the future grant, vesting, and settlement of restricted stock units (“RSUs”) for shares of Class A common stock. The Jones Plan provides for the sale of shares of Class A common stock, including upon the future grant, vesting and settlement of RSUs for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Jones Plan. Sales under the Jones Plan may occur between an estimated start date of June 5, 2026 and June 4, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Jones Plan or the occurrence of certain events set forth therein. The Jones Plan provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of RSUs, net of any shares withheld or mandatorily sold by the Company to satisfy applicable tax obligations. The numbers of shares (i) to be received by Ms. Jones upon the future grant, vesting, and settlement of RSUs for shares of Class A common stock and (ii) to be withheld or mandatorily sold by the Company, and therefore the exact number of shares to be sold pursuant to the Jones Plan, can only be determined upon the occurrence of future events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without (i) including any shares to be sold upon the future vesting and settlement of any RSUs that have not yet been granted and (ii) subtracting any shares to be withheld or mandatorily sold by the Company upon the future vesting and settlement of outstanding RSUs.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File - the cover page from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted as Inline XBRL and contained in Exhibit 101					X
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

COINBASE GLOBAL, INC.

Date: May 7, 2026	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)