Form 10-Q
period 2026-06-30
Coinbase Global, Inc.
filed 2026-07-30
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒
As of July 23, 2026, the number of shares of the registrant's Class A common stock outstanding was 222,803,032 and the number of shares of the registrant's Class B common stock outstanding was 41,033,891.

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
•our key metrics used to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$8,614,065	$11,285,452
Restricted cash and cash equivalents	275,815	334,318
Customer custodial funds	4,299,190	5,347,428
Crypto assets held for operations	86,469	120,831
Loan receivables	1,572,354	1,354,692
Crypto assets held as collateral	1,645,051	822,827
Crypto assets borrowed	229,076	318,849
Accounts receivable, net	333,194	307,119
Marketable investments	174,778	309,765
Other current assets	259,315	187,164
Total current assets	17,489,307	20,388,445
Crypto assets held for investment	1,468,395	1,998,871
Strategic investments	840,287	622,985
Deferred tax assets	682,446	570,819
Goodwill	4,139,490	4,168,967
Intangible assets, net	1,318,869	1,397,794
Other non-current assets	521,492	523,951
Total assets	$26,460,286	$29,671,832
Liabilities and Shareholders’ Equity
Current liabilities:
Customer custodial fund liabilities	$4,299,190	$5,347,428
Current portion of long-term debt	—	1,269,585
Short-term borrowings	539,195	452,105
Obligation to return collateral	1,656,821	826,883
Accrued expenses and other current liabilities	723,708	805,281
Total current liabilities	7,218,914	8,701,282
Long-term debt	5,944,232	5,937,034
Other non-current liabilities	217,475	240,458
Total liabilities	13,380,621	14,878,774
Commitments and contingencies (Note 20)
Shareholders’ equity:
Preferred stock, $0.00001 par value; 500,000 shares authorized and zero shares issued and outstanding at each of June 30, 2026 and December 31, 2025	—	—
Class A and B common stock, $0.00001 par value; 10,500,000 (Class A 10,000,000, Class B 500,000) shares authorized at June 30, 2026 and December 31, 2025; 263,782 (Class A 222,748, Class B 41,034) shares issued and outstanding at June 30, 2026 and 267,836 (Class A 226,797, Class B 41,039) shares issued and outstanding at December 31, 2025	3	3
Additional paid-in capital	7,710,289	8,566,854
Accumulated other comprehensive (loss) income	(98,270)	4,973
Retained earnings	5,467,643	6,221,228
Total shareholders’ equity	13,079,665	14,793,058
Total liabilities and shareholders’ equity	$26,460,286	$29,671,832

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Net revenue	$1,154,301	$1,396,513	$2,493,649	$3,333,334
Other revenue	65,767	100,695	139,401	198,169
Total revenue	1,220,068	1,497,208	2,633,050	3,531,503
Operating expenses:
Transaction expense	189,790	245,261	385,649	548,287
Technology and development	472,848	387,322	998,496	742,690
Sales and marketing	239,843	236,245	506,569	483,528
General and administrative	356,924	353,707	733,018	748,053
Losses (gains) on crypto assets held for operations, net	31,719	(8,702)	66,870	25,663
Restructuring	52,408	—	52,408	—
Other operating (income) expense, net	(9,976)	308,025	24,949	302,126
Total operating expenses	1,333,556	1,521,858	2,767,959	2,850,347
Operating (loss) income	(113,488)	(24,650)	(134,909)	681,156
Interest expense	22,516	20,535	45,085	41,046
Losses (gains) on crypto assets held for investment, net	209,499	(362,053)	691,855	234,598
Other expense (income), net	49,908	(1,506,905)	(11,733)	(1,500,717)
(Loss) income before income taxes	(395,411)	1,823,773	(860,116)	1,906,229
(Benefit from) provision for income taxes	(35,943)	394,873	(106,531)	411,721
Net (loss) income	$(359,468)	$1,428,900	$(753,585)	$1,494,508
Net (loss) income attributable to common shareholders:
Basic	$(359,468)	$1,428,900	$(753,585)	$1,494,508
Diluted	$(359,468)	$1,432,511	$(753,585)	$1,501,717
Net (loss) income per share:
Basic	$(1.36)	$5.60	$(2.85)	$5.87
Diluted	$(1.36)	$5.14	$(2.85)	$5.39
Weighted-average shares of common stock used to compute net (loss) income per share:
Basic	263,412	255,188	264,128	254,537
Diluted	263,412	278,913	264,128	278,700

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(359,468)	$1,428,900	$(753,585)	$1,494,508
Other comprehensive (loss) income:
Translation adjustment	(84,961)	41,992	(103,243)	50,010
Income tax effect	—	40	—	(19)
Translation adjustment, net of tax	(84,961)	42,032	(103,243)	49,991
Comprehensive (loss) income	$(444,429)	$1,470,932	$(856,828)	$1,544,499

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at April 1, 2026	263,411	$3	$7,666,768	$(13,309)	$5,827,111	$13,480,573
Common stock issued in connection with equity awards	1,728	—	23,151	—	—	23,151
Common stock repurchased	(814)	—	(121,271)	—	—	(121,271)
Common stock withheld for net share settlement of equity awards	(543)	—	(105,394)	—	—	(105,394)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	247,035	—	—	247,035
Other comprehensive loss	—	—	—	(84,961)	—	(84,961)
Net loss	—	—	—	—	(359,468)	(359,468)
Balance at June 30, 2026	263,782	$3	$7,710,289	$(98,270)	$5,467,643	$13,079,665

Balance at April 1, 2025	254,590	$2	$5,483,821	$(42,092)	$5,026,509	$10,468,240
Common stock issued in connection with equity awards	2,226	—	48,615	—	—	48,615
Common stock withheld for net share settlement of equity awards	(383)	—	(101,078)	—	—	(101,078)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	208,180	—	—	208,180
Other comprehensive income	—	—	—	42,032	—	42,032
Net income	—	—	—	—	1,428,900	1,428,900
Balance at June 30, 2025	256,433	$2	$5,639,538	$(60)	$6,455,409	$12,094,889

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at January 1, 2026	267,836	$3	$8,566,854	$4,973	$6,221,228	$14,793,058
Common stock issued as consideration for business combination	173	—	19,386	—	—	19,386
Common stock issued in connection with equity awards	4,040	—	32,386	—	—	32,386
Common stock repurchased	(7,092)	—	(1,183,505)	—	—	(1,183,505)
Common stock withheld for net share settlement of equity awards	(1,175)	—	(224,319)	—	—	(224,319)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	499,487	—	—	499,487
Other comprehensive loss	—	—	—	(103,243)	—	(103,243)
Net loss	—	—	—	—	(753,585)	(753,585)
Balance at June 30, 2026	263,782	$3	$7,710,289	$(98,270)	$5,467,643	$13,079,665

Balance at January 1, 2025	253,640	$2	$5,365,990	$(50,051)	$4,960,901	$10,276,842
Common stock issued in connection with equity awards	3,564	—	59,455	—	—	59,455
Common stock withheld for net share settlement of equity awards	(771)	—	(201,381)	—	—	(201,381)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	415,474	—	—	415,474
Other comprehensive income	—	—	—	49,991	—	49,991
Net income	—	—	—	—	1,494,508	1,494,508
Balance at June 30, 2025	256,433	$2	$5,639,538	$(60)	$6,455,409	$12,094,889

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(753,585)	$1,494,508
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	132,409	67,234
Stock-based compensation expense	486,396	386,889
Deferred income taxes	(109,875)	399,971
Losses on crypto assets held for operations, net	66,870	25,663
Losses on crypto assets held for investment, net	691,855	234,598
Losses (gains) on investments, net	11,381	(1,475,448)
Other operating activities, net	55,689	48,582
Changes in operating assets and liabilities:
Income taxes, net	(41,799)	(125,633)
Crypto assets held for operations	(24,055)	(84,762)
Other current and non-current assets	(59,171)	45,910
Other current and non-current liabilities	(76,061)	75,260
Net cash provided by operating activities	380,054	1,092,772
Cash flows from investing activities
Loans originated	(5,862,479)	(4,596,581)
Proceeds from repayment of loans	5,665,796	4,322,454
Purchases of crypto assets held for investment	(166,597)	(464,082)
Dispositions of crypto assets held for investment	33,865	80,781
Purchase of investments	(251,562)	(91,349)
Dispositions of investments	153,555	5,735
Other investing activities, net	(73,132)	(69,787)
Net cash used in investing activities	(500,554)	(812,829)
Cash flows from financing activities
Repayment of long-term debt	(1,273,013)	—
Repurchase of common stock	(1,243,488)	—
Customer custodial fund liabilities	(1,026,160)	(1,140,867)
Customer collateral received	11,371	109,399
Return of customer collateral	(3,729)	(112,650)
Taxes paid related to net share settlement of equity awards	(224,319)	(201,381)
Proceeds from short-term borrowings	500,918	278,162
Repayments of short-term borrowings	(345,927)	(305,084)
Other financing activities, net	31,120	60,560
Net cash used in financing activities	(3,573,227)	(1,311,861)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(3,693,727)	(1,031,918)
Effect of exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(47,265)	79,845
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	16,893,420	15,683,456
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$13,152,428	$14,731,383
Cash and cash equivalents	$8,614,065	$9,367,889
Restricted cash and cash equivalents	275,815	337,786
Customer custodial cash and cash equivalents	4,262,548	5,025,708
Total cash, cash equivalents, and restricted cash and cash equivalents	$13,152,428	$14,731,383
Supplemental cash flow disclosure
Crypto assets borrowed	$1,893,298	$588,999
Crypto assets borrowed repaid	1,912,389	638,262
Customer crypto assets received as collateral	2,653,573	1,507,022
Customer crypto asset collateral returned	1,394,501	1,354,794
Crypto asset loan receivables originated	2,241,287	1,110,482
Crypto asset loan receivables repaid	2,218,832	1,145,392
Additions of crypto asset investments	—	166,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. NATURE OF OPERATIONS
Coinbase, Inc. was founded in 2012. In April 2014, in connection with a corporate reorganization, Coinbase, Inc. became a wholly-owned subsidiary of Coinbase Global, Inc. (together with its consolidated subsidiaries, the “Company” or “Coinbase”).
Coinbase's mission is to increase economic freedom in the world. The Company provides a trusted platform for trading crypto, equities, prediction markets, and more, securely storing crypto assets, and accessing the onchain economy. The Company serves consumers through its suite of financial apps, institutions through a full-service prime brokerage platform, and developers through a unified suite of developer tools, APIs, and infrastructure designed to help build crypto-based applications.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and preparation
The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts of the Company and its subsidiaries – entities in which the Company holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. The Financial Statements are unaudited but have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) on the same basis as the audited Consolidated Financial Statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair presentation of the Company’s Financial Statements. Preparation of the Financial Statements in accordance with GAAP requires management to make estimates and assumptions in the Financial Statements and notes thereto. The unaudited Condensed Consolidated Results of Operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other period and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2026 (the “Annual Report”).
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
Changes in financial statement presentation
During the first quarter of 2026, the Company revised the presentation of revenue earned on corporate payment stablecoin balances. As these assets are classified as cash and cash equivalents and managed as fungible in daily operations, the Company determined that presenting all similar revenue within a single line item enhances transparency. Accordingly, this revenue is now presented in Other revenue rather than in Net revenue in the Condensed Consolidated Statements of Operations, with no impact to Total revenue. There is no change to the Company’s arrangement with Circle Internet Financial, LLC or the revenue generated. The associated amounts of revenue earned on corporate payment stablecoin balances for the three and six months ended June 30, 2025 of $23.6 million and $47.1 million, respectively, have been reclassified to conform to the current period presentation. See Note 5. Revenue for additional details.
Additionally, the Company revised the presentation of certain loan collateral received and returned in the Condensed Consolidated Statements of Cash Flows, from a gross to a net basis. The Company determined that a net presentation more accurately reflects the economic substance of these transactions, where the turnover is quick, the amounts are large, and the maturities are short, and that this net presentation is consistent with the existing net presentation of the related loan balances. The change in presentation was applied retrospectively to all periods presented, as shown in the table below

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

in the column with the heading “Change in Presentation.” The reclassification had no effect on previously reported total net cash used in investing activities, net income, or any balance sheet amounts.
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

	Six Months Ended June 30, 2025
	Previously Reported	Change in Presentation	Change in Principle	As Adjusted
Changes in operating assets and liabilities	$(1,036,250)	$—	$947,025	$(89,225)
Loans originated	(955,488)	—	(3,641,093)	(4,596,581)
Proceeds from repayment of loans	588,004	—	3,734,450	4,322,454
Purchase of investments	(84,764)	—	(6,585)	(91,349)
Dispositions of investments	5,520	—	215	5,735
Purchases of crypto assets held for investment	(458,728)	—	(5,354)	(464,082)
Dispositions of crypto assets held for investment	62,443	—	18,338	80,781
Other investing activities, net(1)	(73,796)	—	4,009	(69,787)
Customer collateral received	370,553	(312,510)	51,356	109,399
Return of customer collateral	(373,804)	312,510	(51,356)	(112,650)
Proceeds from short-term borrowings		—	278,162	278,162
Repayments of short-term borrowings		—	(305,084)	(305,084)
__________________
(1)Purchase of investments and Dispositions of investments are presented as separate line items on the face of the Condensed Consolidated Statements of Cash Flows and are therefore excluded from this presentation of Other investing activities, net.

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
(Unaudited)

Statements.
Concentration of credit risk
The Company’s cash and cash equivalents, restricted cash and cash equivalents, customer custodial funds, loan receivables, certain crypto assets held, accounts receivable, and deposits are potentially subject to concentration of credit risk. See below and Notes 6. Collateralized Arrangements and Financing and 8. Accounts Receivable, Net for a discussion of these risks by counterparty and type of transaction.
Payment stablecoins
Payment stablecoins are redeemable on a one-to-one basis for cash and cash equivalents and are classified as Cash and cash equivalents in the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the reserves backing these payment stablecoins were held by the issuers in cash and cash equivalents in segregated accounts titled for the benefit of payment stablecoin holders.
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
Funds held at venues
The Company holds cash at venues, which include third-party payment processors, digital wallets, and trading platforms, but exclude clearing agents, and performs a regular assessment of these venues as part of its risk management process. As of June 30, 2026 and December 31, 2025, the Company held $93.5 million and $110.8 million, respectively, of cash at venues.
3. RESTRUCTURING
On May 5, 2026, the Company announced a restructuring plan (the “Restructuring”) to (i) manage its operating expenses in response to current market conditions and (ii) optimize the Company’s operations. The Restructuring involved a reduction of the Company's workforce by approximately 700 employees, and was substantially completed during the second quarter of 2026. For both the three and six months ended June 30, 2026, the Company recognized $52.4 million in total restructuring expenses, consisting primarily of employee severance and other termination benefits, of which $4.0 million was stock-based compensation.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Other acquisitions
During 2026 and 2025, the Company completed other business combinations that were immaterial, both individually and in the aggregate.
5. REVENUE
The following table presents revenue disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue
Transaction revenue
Consumer, net	$451,670	$649,908	$1,018,569	$1,745,414
Institutional, net	100,073	60,819	235,799	159,707
Other transaction revenue, net	47,413	53,543	100,613	121,357
Total transaction revenue	599,156	764,270	1,354,981	2,026,478
Subscription and services revenue
Stablecoin revenue(1)	292,147	308,914	597,582	582,951
Blockchain rewards	83,342	144,535	184,191	341,127
Interest and finance fee income(2)	66,128	59,316	133,933	122,402
Other subscription and services revenue	113,528	119,478	222,962	260,376
Total subscription and services revenue	555,145	632,243	1,138,668	1,306,856
Total net revenue	1,154,301	1,396,513	2,493,649	3,333,334
Other revenue
Corporate interest and other income(1)	65,767	100,695	139,401	198,169
Total other revenue	65,767	100,695	139,401	198,169
Total revenue	$1,220,068	$1,497,208	$2,633,050	$3,531,503
__________________
(1)Amounts represent revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606, Revenue from Contracts with Customers (“ASC 606”). During the first quarter of 2026, the Company revised the presentation of revenue earned on corporate payment stablecoin balances, now presenting the amounts in Corporate interest and other income rather than in Stablecoin revenue. The associated $23.6 million and $47.1 million for the three and six months ended June 30, 2025, respectively, has been reclassified to conform to current period presentation.
(2)Amounts primarily represent revenue that is not accounted for as revenue from contracts with customers, as well as an immaterial amount of finance fee income that is accounted for as revenue from contracts with customers.
During the three months ended June 30, 2026 and 2025, one counterparty accounted for 26% and 22% of total revenue, respectively. During the six months ended June 30, 2026 and 2025, one counterparty accounted for 24% and 18% of total revenue, respectively.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenue by geographic location
The following table presents revenue disaggregated by geography based on domiciles of the customer or other counterparty (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.(1)	$1,037,166	$1,291,616	$2,221,567	$2,997,268
International(2)	182,902	205,592	411,483	534,235
Total revenue	$1,220,068	$1,497,208	$2,633,050	$3,531,503
__________________
(1)Nearly all revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606, is with counterparties in the U.S.
(2)No country accounted for more than 10% of Total revenue.
6. COLLATERALIZED ARRANGEMENTS AND FINANCING
Lending and related collateral
The following table summarizes the Company’s institutional financing lending arrangements (in thousands):

	June 30,	December 31,
	2026	2025
Fiat and payment stablecoin loan receivables	$1,536,899	$1,340,213
Crypto asset loan receivables	35,455	14,479
Total loan receivables(1)	$1,572,354	$1,354,692
__________________
(1)Includes an immaterial amount of fiat and crypto asset trade finance receivables as of June 30, 2026 and December 31, 2025.
As of each of June 30, 2026 and December 31, 2025, the Company had three and four counterparties, respectively, each of whom accounted for more than 10% of the Company’s Loan receivables.
As of June 30, 2026 and December 31, 2025, the collateral requirements for all loans outstanding ranged from 100% to 300% of the fair value of the loan.
The following table summarizes assets the Company held and recognized as collateral relating to lending activity, with a corresponding obligation to return the collateral to the borrower (in thousands, except units):

	June 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Fiat and payment stablecoins(1)	N/A	N/A	$11,770	N/A	N/A	$4,056

Bitcoin	22,609	$1,656,622	$1,323,142	8,479	$810,055	$747,697
Ethereum	24,965	58,234	39,181	16,041	51,023	47,731
Crypto assets held as collateral		$1,714,856	1,362,323		$861,078	795,428
Total recognized lending collateral			$1,374,093			$799,484
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes collateral pledged by borrowers in lending arrangements with the Company, which the Company has not recognized as collateral nor as an obligation to return the collateral (in thousands):

	June 30,	December 31,
	2026	2025
Fiat and payment stablecoins	$248,906	$303,983
Crypto assets	1,261,656	1,559,458
Total customer collateral not recognized as collateral	$1,510,562	$1,863,441
Borrowings and related collateral
The following table summarizes the units, cost basis, and fair value of Crypto assets borrowed (in thousands, except units):

	June 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	1,869	$153,766	$109,362	1,920	$173,848	$167,989
Ethereum	65,685	129,732	103,090	43,536	149,374	129,162
Other crypto assets(1)	nm	23,747	16,624	nm	27,145	21,698
Total borrowed		$307,245	$229,076		$350,367	$318,849
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets borrowed.
The following table summarizes the units, cost basis, and fair value of Short-term borrowings (in thousands, except units):

	June 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Payment stablecoins	N/A	N/A	$274,913	N/A	N/A	$119,923

Bitcoin	2,176	$172,425	$127,323	2,035	$183,882	$178,022
Ethereum	69,848	136,551	109,623	43,941	150,424	130,363
Other crypto assets(1)	nm	35,639	27,336	nm	29,399	23,797
Total crypto asset borrowings		344,615	264,282		$363,705	332,182
Total short-term borrowings			$539,195			$452,105
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total crypto asset borrowings.
As of June 30, 2026 and December 31, 2025, the weighted average annual fees on Short-term borrowings were 3.7% and 3.5%, respectively.
The fair value of the Company’s corporate assets pledged as collateral against Short-term borrowings, presented in Restricted cash and cash equivalents, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Payment stablecoins	$193,846	$236,308

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

	June 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	4,794	$430,014	$280,564	100	$8,732	$8,750
Ethereum	1,379	2,725	2,164	6,286	18,713	18,649
Total recognized derivatives collateral		$432,739	$282,728		$27,445	$27,399
As of June 30, 2026 and December 31, 2025, the collateral requirements for outstanding derivatives were at least 100% of the derivative notional value.
7. CRYPTO ASSETS HELD FOR OPERATIONS
The following table summarizes Crypto assets held for operations (in thousands, except units):

	June 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	553	$48,384	$32,489	487	$48,191	$43,282
Ethereum	10,480	18,616	17,381	10,499	27,341	31,174
Solana	88,028	7,217	6,476	52,933	7,698	6,624
Other crypto assets(1)	nm	49,791	30,123	nm	55,068	39,751
Total held for operations		$124,008	$86,469		$138,298	$120,831
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held for operations.
8. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Stablecoin revenue receivable	$110,467	$122,936
Customer accounts receivable	61,095	54,143
Other accounts receivable	168,446	133,202
Gross accounts receivable	340,008	310,281
Less: allowance for doubtful accounts	(6,814)	(3,162)
Total accounts receivable, net	$333,194	$307,119
As of each of June 30, 2026 and December 31, 2025, the Company had two counterparties, each of whom accounted for more than 10% of the Company’s Accounts receivable, net.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. CRYPTO ASSETS HELD FOR INVESTMENT
The following table summarizes Crypto assets held for investment (in thousands, except units):

	June 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	17,311	$1,213,691	$1,013,166	15,389	$1,079,153	$1,346,452
Ethereum	150,279	340,602	235,741	151,175	348,975	448,484
Other crypto assets(1)	nm	269,121	219,488	nm	323,226	203,935
Total held for investment		$1,823,414	$1,468,395		$1,751,354	$1,998,871
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held for investment.

As of June 30, 2026, the Company held $128.4 million of Crypto assets held for investment subject to selling restrictions that are time-based and lift between 2026 and 2030.
10. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

Carrying Amount
Balance at January 1, 2026	$4,168,967
Additions due to acquisitions	39,843
Foreign currency translation adjustments	(69,320)
Balance at June 30, 2026	$4,139,490
There was no impairment recognized against goodwill at the beginning or end of the period presented, and no measurement period adjustments during the period presented.
Intangible assets, net
Intangible assets, net excludes internally developed software and crypto assets, which are presented in Software and equipment, net within Note 13. Condensed Consolidated Balance Sheets Details and in the various crypto assets held line items within the Condensed Consolidated Balance Sheets, respectively.
The effects of amortization of Intangible assets, net on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Technology and development	$15,356	$1,973	$31,140	$3,697
Sales and marketing	17,774	—	35,793	—
General and administrative	1,714	3,317	3,523	6,698
Total amortization expense	$34,844	$5,290	$70,456	$10,395
There were no material impairment charges associated with these assets during these periods. The Company estimates no significant residual value related to these amortizing intangible assets.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The expected future amortization expense for amortizing intangible assets for the 12-month period ending June 30 of the respective year, as of June 30, 2026, is as follows (in thousands):

2027	$131,185
2028	127,121
2029	122,918
2030	121,737
2031	121,141
Thereafter	666,767
Total expected future amortization expense	$1,290,869
11. LONG-TERM DEBT
As of June 30, 2026 and December 31, 2025, the Company had fixed-rate convertible notes and senior notes with varying maturities for an aggregate carrying amount of $5.9 billion and $7.2 billion, respectively. As of June 30, 2026 and December 31, 2025, the fair value of the Company’s convertible notes and senior notes, based on Level 2 valuation inputs, was $5.2 billion and $6.9 billion, respectively. The Company used cash to repay in full, at maturity, $1.3 billion of aggregate principal amount of its 0.50% convertible notes due June 1, 2026 (the “2026 Convertible Notes”). See Note 11. Long-Term Debt to the Consolidated Financial Statements included in the Annual Report for more information regarding the Company’s long-term debt.
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

		Embedded Derivative
	Host	Gross Derivative Assets	Gross Derivative Liabilities	Aggregate Carrying Value
June 30, 2026
Accounts receivable, net	$4,998	$24,517	$180	$29,335
Short-term borrowings	344,615	123,100	42,767	264,282
Obligation to return collateral	2,147,595	507,041	4,497	1,645,051
Accrued expenses and other current liabilities(1)	12,148	23	—	12,125
Total fair value of derivatives		$654,681	$47,444

December 31, 2025
Accounts receivable, net	$9,943	$22,025	$4,399	$27,569
Short-term borrowings	363,705	32,446	923	332,182
Obligation to return collateral	888,523	126,962	61,266	822,827
Accrued expenses and other current liabilities	6,897	—	2	6,899
Total fair value of derivatives		$181,433	$66,590
__________________
(1)    Includes immaterial gross assets and liabilities of equal amounts, representing the fair values of crypto asset option contracts. Notional amounts, which are not recorded, totaled $282.7 million for each of the asset and liability, at June 30, 2026. Derivative notional amounts are reference amounts from which the fair value of derivatives are derived and do not represent a complete measure of the risk profile of the Company’s exposure to these derivative instruments.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Impact of derivatives on the Condensed Consolidated Statements of Operations
The impacts of gains (losses) on derivative instruments recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Short-term borrowings(1)	$41,297	$(69,671)	$48,810	$(17,703)
Obligation to return collateral(1)	301,107	(183,665)	436,848	(31,559)
Other(2)	6,871	14,056	16,129	(1,193)
Total	$349,275	$(239,280)	$501,787	$(50,455)
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
(2)Changes in fair value, including immaterial changes resulting from holding crypto asset option contracts, which have an equal and offsetting impact, are recognized in Other operating (income) expense, net or Other expense (income), net in the Condensed Consolidated Statements of Operations depending on the nature of the derivative.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
The following table presents certain other details of the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2026	2025
Other current assets
Prepaid expenses	$117,307	$94,886
Income taxes receivable	88,014	63,726
Other	53,994	28,552
Total other current assets	$259,315	$187,164

Other non-current assets
Software and equipment, net	$254,122	$264,573
Lease right-of-use assets	149,879	141,631
Income taxes receivable	68,140	62,233
Other	49,351	55,514
Total other non-current assets	$521,492	$523,951

Accrued expenses and other current liabilities
Payroll and payroll related expenses	$196,337	$186,927
Other accrued expenses	260,383	238,308
Accounts payable	72,067	117,605
Income taxes payable	53,009	65,982
Other payables	141,912	196,459
Total accrued expenses and other current liabilities	$723,708	$805,281

Other non-current liabilities
Lease liabilities	$184,863	$172,735
Other	32,612	67,723
Total other non-current liabilities	$217,475	$240,458

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	June 30, 2026		December 31, 2025
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents(1)	$3,095,370	$—	$6,088,290	$—
Restricted cash equivalents(2)	1,705	—	1,472	—
Customer custodial funds(3)	1,864,696	—	3,438,375	—
Crypto assets held for operations	86,469	—	120,831	—
Crypto asset loan receivables	—	35,455	—	14,479
Crypto assets held as collateral	1,645,051	—	822,827	—
Crypto assets borrowed	229,076	—	318,849	—
Marketable investments(4)	157,543	17,235	253,468	11,903
Crypto assets held for investment	1,468,395	—	1,998,871	—
Derivative assets(5)	—	654,681	—	181,433
Total assets	$8,548,305	$707,371	$13,042,983	$207,815

Liabilities
Derivative liabilities(5)	$—	$47,444	$—	$66,590
__________________
(1)Represents money market funds and other short-duration U.S. Treasury holdings. Excludes cash and cash equivalents of $5.5 billion and $5.2 billion as of June 30, 2026 and December 31, 2025, respectively.
(2)Represents money market funds. Excludes restricted cash and cash equivalents of $274.1 million and $332.8 million as of June 30, 2026 and December 31, 2025, respectively.
(3)Represents customer custodial cash equivalents, which comprise money market funds. Excludes customer custodial funds of $2.4 billion and $1.9 billion as of each of June 30, 2026 and December 31, 2025, respectively.
(4)Primarily represents marketable equity securities. Excludes marketable investments not measured and recorded at fair value, with none as of June 30, 2026 and $44.4 million as of December 31, 2025.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The impact on the Condensed Consolidated Statements of Operations from remeasurement of measurement alternative investments was immaterial for all periods presented, as were cumulative upward adjustments of measurement alternative investments outstanding at June 30, 2026 and December 31, 2025. Cumulative impairments and downward adjustments as of these dates were $134.3 million and $127.7 million, respectively.
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
15. CAPITAL STOCK
Repurchase program
In October 2024, the Company’s board of directors (the “Board”) authorized and approved a share repurchase program, which provided for the repurchase of up to $1.0 billion of the Company’s Class A common stock without expiration and in October 2025, the Board (i) increased the aggregate repurchase authorization under the program from $1.0 billion to $2.0 billion and (ii) expanded the scope of the repurchases to include a portion of the aggregate principal amount of the Company’s then-outstanding 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and both series of Senior Notes (collectively, the "Notes”) (as modified, the “Repurchase Program”). In January 2026, the Board approved a $2.0 billion increase in the authorization under the previously announced Repurchase Program from $2.0 billion to $4.0 billion. Repurchases may be made from time to time in the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, in a tender offer, or by other methods in accordance with the applicable federal and state laws and regulations. The timing and amount of any repurchases will depend on market conditions and other considerations, and will be made at management’s discretion. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of the Company’s Class A common stock or Notes and may be modified, suspended, or discontinued at any time. As of June 30, 2026, $2.0 billion had been utilized to repurchase 10,131,734 shares of Class A common stock under the Repurchase Program, and $2.0 billion remained available for future repurchases, when considered on a settlement date basis.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. STOCK-BASED COMPENSATION
Stock options
The following is a summary of stock option activity, including performance-based options (in thousands, except per share and years data):

		Weighted Average
	Options Outstanding	Exercise Price Per Share	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2026	19,700	$25.58	4.3	$3,950,983
Exercised	(1,070)	10.87
Forfeited and cancelled	(13)	136.20
Balance at June 30, 2026	18,617	$26.35	3.9	$2,253,320

Vested and exercisable at June 30, 2026	14,937	$27.06	3.9	$1,801,626
Other awards
A summary of restricted stock units and performance restricted stock units activity is as follows (in thousands, except per share data):

	Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Fair Value(1)	Number of Shares	Fair Value(1)
Balance at January 1, 2026	2,145	$247.04	643	$55.42
Granted	5,956	165.15	426	156.92
Vested	(2,140)	203.75	(643)	55.70
Forfeited and cancelled	(764)	174.32	—	—
Balance at June 30, 2026	5,197	$181.70	426	$156.92
__________________
(1)Represents the weighted-average grant date fair value per share.
Stock-based compensation
The following are the effects of stock-based compensation on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Statements of Operations
Technology and development	$152,917	$117,240	$313,558	$225,332
Sales and marketing	12,601	14,533	27,412	29,438
General and administrative	72,823	64,387	145,426	132,119
Total stock-based compensation expense	$238,341	$196,160	$486,396	$386,889

Balance Sheets
Software and equipment, net(1)	$4,707	$12,020	$9,105	$28,585
_______________
(1)Represents capitalized stock-based compensation that was recorded to Software and equipment, net during the periods presented. See Note 13. Condensed Consolidated Balance Sheets Details for additional details.
As of June 30, 2026, there was total unrecognized compensation cost of $815.4 million and $130.1 million related to unvested restricted stock units (excluding performance restricted stock units) and restricted stock awards, respectively, which is expected to be recognized over a weighted-average of 1.4

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

years and 3.1 years, respectively. As of June 30, 2026, there was unrecognized compensation cost related to performance restricted stock units subject to market conditions of $29.6 million, which is expected to be recognized over a weighted-average period of 2.3 years. Unrecognized compensation cost for all other stock-based compensation awards was immaterial as of June 30, 2026.
17. OTHER CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS DETAILS
Disaggregation of relevant expense captions, as defined in ASU 2024-03, Expense Disaggregation Disclosures, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Technology and development
Employee-related(1)	$302,527	$245,571	$650,650	$477,919
Website hosting and infrastructure	89,301	76,336	179,940	143,583
Amortization, depreciation, and impairment(2)	47,078	34,585	94,991	66,597
Other(3)	33,942	30,830	72,915	54,591
Total technology and development	$472,848	$387,322	$998,496	$742,690

Sales and marketing
USDC rewards	$119,108	$102,521	$232,535	$202,555
Marketing programs	59,690	90,022	143,597	194,992
Employee-related(1)	29,787	32,319	69,165	65,775
Other(4)	31,258	11,383	61,272	20,206
Total sales and marketing	$239,843	$236,245	$506,569	$483,528

General and administrative
Employee-related(1)	$171,876	$147,752	$365,237	$310,889
Professional services	54,934	71,010	104,558	129,186
Customer support(5)	28,053	54,764	61,317	125,219
Other(6)	102,061	80,181	201,906	182,759
Total general and administrative	$356,924	$353,707	$733,018	$748,053
_______________
(1)Represents employee compensation, including transactions entered into for the benefit of employees such as health and wellness benefits.
(2)Comprises amortization, depreciation, and intangible asset impairment expenses, none of which are individually material.
(3)    Comprises primarily costs of contract resources, consulting, and facilities.
(4)    Comprises primarily amortization and costs of contract resources, consulting, and travel, as well as depreciation expenses, none of which are individually material.
(5)    Excludes employee-related and professional services expenses.
(6)    Comprises primarily costs of taxes, licenses, and fees, contract resources, settlement costs, civic contributions, and travel. Also includes amortization, depreciation, and intangible asset impairments, none of which are individually material.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other expense (income), net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Losses (gains) on investments, net(1)	$58,178	$(1,472,121)	$11,381	$(1,475,448)
Other	(8,270)	(34,784)	(23,114)	(25,269)
Total other expense (income), net	$49,908	$(1,506,905)	$(11,733)	$(1,500,717)
_______________
(1)Comprises losses (gains) on Marketable and Strategic investments, excluding Crypto assets held for investment. For the six months ended June 30, 2026, the amount includes $90.8 million in realized net gains. Realized gains and losses for all other periods presented are immaterial. For the three and six months ended June 30, 2026, the amount includes $72.1 million and an immaterial amount, respectively, in unrealized net losses on equity securities still held at June 30, 2026. For the three and six months ended June 30, 2025, the amount includes $1.4 billion and $1.5 billion, respectively, in unrealized net gains on equity securities still held at June 30, 2025. See Note 14. Fair Value Measurements for additional details.
18. INCOME TAXES
The Company’s effective tax rate (“ETR”) for the three months ended June 30, 2026 and 2025 was 9.1% and 21.7%, respectively. The ETR of 9.1% for the three months ended June 30, 2026 was lower than the U.S. statutory rate of 21.0%, primarily due to a valuation allowance related to realized and unrealized capital losses, partially offset by state taxes. The Company’s ETR for the six months ended June 30, 2026 and 2025 was 12.4% and 21.6%, respectively. The ETR of 12.4% for the six months ended June 30, 2026 was lower than the U.S. statutory rate of 21.0%, primarily due to the impact of non-deductible expenses (including stock-based compensation and certain non-US losses) and a valuation allowance related to realized and unrealized capital losses, partially offset by state taxes.
The following is a supplemental schedule of cash paid for income taxes (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid during the period for income taxes, net of refunds	$45,143	$131,310
As of June 30, 2026, the Company had a net deferred tax asset balance of $682.4 million, compared to $570.8 million as of December 31, 2025. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Management determined that there is sufficient positive evidence to conclude that it is more likely than not that the Company’s net deferred tax asset will be fully realized.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

19. NET (LOSS) INCOME PER SHARE
The computation of Net (loss) income per share, including the weighted-average shares outstanding (“WASO”) used in the computation, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerators
Net (loss) income attributable to common shareholders, basic	$(359,468)	$1,428,900	$(753,585)	$1,494,508
Net (loss) income attributable to common shareholders, diluted	$(359,468)	$1,432,511	$(753,585)	$1,501,717

Denominators
WASO - basic	263,412	255,188	264,128	254,537
Weighted-average effect of potentially dilutive shares:
Stock options	—	15,299	—	15,561
Convertible notes	—	7,229	—	7,229
Restricted stock units	—	665	—	807
Performance restricted stock units	—	446	—	413
Restricted stock	—	86	—	153
WASO - diluted	263,412	278,913	264,128	278,700

Net (loss) income per share attributable to common shareholders:
Basic	$(1.36)	$5.60	$(2.85)	$5.87
Diluted	$(1.36)	$5.14	$(2.85)	$5.39
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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive, or in the case of performance awards, as the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the reporting period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equity awards(1)	24,637	7,383	24,637	7,383
Convertible notes	13,233	—	13,778	—
Total	37,870	7,383	38,415	7,383
__________________
(1)Includes shares under the Employee Stock Purchase Plan.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

20. COMMITMENTS AND CONTINGENCIES
Crypto assets and payment stablecoins on platform
The Company is obligated to securely store all crypto assets and payment stablecoins held or managed on behalf of customers in digital wallets on the Company’s platform, including those within the Company’s custody services and all other assets for which the Company holds full keys. As such, the Company may be liable to its users for losses arising from the Company’s failure to secure these assets from theft or loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of June 30, 2026 and December 31, 2025. The Company holds full keys to crypto assets and payment stablecoins held or managed on behalf of its customers totaling $245.9 billion and $376.1 billion at fair value at June 30, 2026 and December 31, 2025, respectively. These assets are not recognized in the Condensed Consolidated Balance Sheets. Similarly, as the Company has an obligation to securely store all of these assets, it has a corresponding unrecognized liability of $245.9 billion and $376.1 billion at June 30, 2026 and December 31, 2025, respectively. Since the risk of loss is remote, the Company did not recognize a contingent liability at June 30, 2026 or December 31, 2025. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
Indemnifications
The Company has indemnity agreements with certain officers and directors of the Company pursuant to which the Company must indemnify the officer or director against all expenses, judgments, fines, and amounts paid in settlement reasonably incurred in connection with a third party proceeding, if the indemnitee acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company, and in the case of a criminal proceeding, had no reasonable cause to believe the indemnitee’s conduct was unlawful.
It is not possible to determine the maximum potential exposure under these indemnification agreements: (i) because the facts and circumstances involved in each claim are unique and the Company cannot predict the number or nature of claims that may be made and (ii) due to the unique facts and circumstances involved in each particular agreement.
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
In October 2021, a purported class action captioned Underwood et al. v. Coinbase Global, Inc., was filed in the U.S. District Court for the Southern District of New York (the “District Court”) against the Company alleging claims under Sections 5, 15(a)(1) and 29(b) of the Exchange Act, and violations of

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

certain California and Florida state statutes. On March 11, 2022, plaintiffs filed an amended complaint adding Coinbase, Inc. and Brian Armstrong as defendants and adding causes of action, including alleging claims under Sections 5, 12(a)(1) and 15 of the Securities Act and violations of certain New Jersey state statutes. Among other relief requested, the plaintiffs sought injunctive relief, unspecified damages, attorneys’ fees and costs. On February 1, 2023, the District Court dismissed all federal claims (with prejudice) and state law claims (without prejudice) against Coinbase Global, Inc., Coinbase, Inc. and Brian Armstrong. Subsequently, on February 9, 2023, the plaintiffs appealed that ruling to the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”), and the parties completed briefing the appeal on September 13, 2023. Oral argument took place on February 1, 2024 and on April 5, 2024, the Court of Appeals issued a Summary Order affirming the District Court’s dismissal order with respect to the claims alleging violations of the Exchange Act, and reversing the District Court’s dismissal order with respect to the claims alleging violations of the Securities Act and violations of the state statutes. On June 27, 2024, defendants filed an answer to the amended complaint, and on July 29, 2024, the defendants filed a Motion for Judgment on the Pleadings requesting the District Court dismiss the remaining claims. On February 7, 2025, the District Court denied defendants’ Motion for Judgment on the Pleadings and allowed the case to proceed to bifurcated discovery, followed by summary judgment motions. The parties completed their summary judgment briefing on June 17, 2026 and oral argument was held on July 15, 2026. On July 30, 2026, the District Court granted summary judgment for defendants on all claims relating to the majority of transactions at issue. With respect to the claims relating to the surviving subset of transactions, the case will proceed to further discovery.
The defendants continue to dispute the claims in this case and intend to vigorously defend against them. Based on the nature of the proceedings in this case, the outcome of the surviving portion of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or Financial Statements at this time.
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
Other commitments
During the six months ended June 30, 2026, the Company completed a strategic equity investment for total consideration of $180.0 million, reducing its other commitments as of December 31, 2025 accordingly. There were no material changes in the Company’s other commitments during the six months ended June 30, 2026.
21. RELATED PARTY TRANSACTIONS
Related party customer activity
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized the following from related party customer activity:
•Total revenue of $0.9 million and $1.6 million during the three months ended June 30, 2026 and 2025, respectively, and $2.7 million and $5.2 million during the six months ended June 30, 2026 and 2025, respectively;
•Accounts receivable, net of $0.2 million and $0.4 million as of June 30, 2026 and December 31, 2025, respectively; and
•Customer custodial funds and Customer custodial fund liabilities of each $6.8 million and $11.0 million as of June 30, 2026 and December 31, 2025, respectively.
Related party investments
The Company made strategic investments of $1.9 million during both the three and six months ended June 30, 2026, in which certain related parties of the Company held an interest over 10%. During the three and six months ended June 30, 2025, the Company made aggregate strategic investments of $4.7 million and $7.8 million, respectively, in such investees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements (the “Financial Statements”) and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, those set forth under Special Note About Forward-Looking Statements of this Quarterly Report on Form 10-Q and those discussed in the section titled Risk Factors in Part I, Item 1A of our Annual Report, together with any updates in the section titled Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. For all narrative provided in this Item 2, except the Executive Overview, two numbers presented consecutively represent figures for the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively, unless otherwise noted. In the Executive Overview, consecutive pairs represent the three and six month periods ended June 30 of the applicable year, respectively.
Executive Overview
This executive overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.
Our top three product priorities for 2026 are to grow the everything exchange, scale stablecoins and payments, and expand onchain adoption. During 2026, we continued to execute against our top product priorities. We saw resilience in crypto derivatives trading volume against the market backdrop, expanded tradable assets on our platform, grew volume in equities and prediction markets, increased average USDC held in Coinbase products to an all-time high, and grew decentralized exchange trading and balances borrowed and lent through Coinbase. With growing regulatory clarity, we believe we are well-positioned to drive crypto’s role in the global economy. We are working to further grow assets on our platform, and in turn revenue, as customers discover and adopt more products where their assets already reside.
Highlights
For the three and six months ended June 30, 2026, our net revenue was $1.2 billion and $2.5 billion, including $599.2 million and $1.4 billion in transaction revenue and $555.1 million and $1.1 billion in subscription and services revenue. For the same periods in 2025, our net revenue was $1.4 billion and $3.3 billion, including $764.3 million and $2.0 billion in transaction revenue and $632.2 million and $1.3 billion in subscription and services revenue.
For the three and six months ended June 30, 2026, our net loss was $359.5 million and $753.6 million, and Adjusted EBITDA was $207.8 million and $511.1 million. For the same periods in 2025, our net income was $1.4 billion and $1.5 billion, and Adjusted EBITDA was $512.1 million and $1.4 billion.
Assets on Platform (“AOP”) were $245.9 billion and $425.0 billion at June 30, 2026 and 2025, respectively. The decrease in AOP primarily reflects a $196.5 billion decline driven primarily by the decline in prices of certain crypto assets held on our platform, offset in part by growth in units, both largely attributable to Bitcoin.
For the three and six months ended June 30, 2026, Monthly Transacting Users (“MTUs”) were 7.6 million and 7.9 million. For the same periods in 2025, MTUs were 8.7 million and 9.2 million. The decrease in MTUs was primarily due to a decrease in trading users, influenced by overall market conditions.
Beginning in the second quarter of 2026, we no longer include Trading Volume as a key metric. As our business has evolved to support multiple asset classes, we believe the prior Trading Volume metric which focused on spot crypto volume no longer reflects the breadth of our business. Additionally, we do not believe that a total trading volume metric would fully represent the business given the differences in economics across our diversified trading products. We believe that net income (loss) and Adjusted EBITDA best reflect the financial health of our business, and we believe that metrics focused on users and assets are better operational indicators as they measure the trust customers place in Coinbase and our ability to attract and retain users. See the section titled Non-GAAP and Other Measures for definitions of Adjusted EBITDA, AOP, and MTUs, as well as a reconciliation of net income (loss) to Adjusted EBITDA.
Anticipated Trends
We plan to dynamically adjust our expense base in order to be responsive to market conditions and revenue opportunities, increasing or decreasing it as needed, especially with respect to certain variable expenses. We anticipate the restructuring plan announced in May 2026 (the “Restructuring”) will help us better align our operating expenses with current market conditions and optimize our operations for the AI era. See Note 3. Restructuring of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the Restructuring. For the year ending December 31, 2026, we anticipate the aggregate of technology and development, general and administrative, and sales and marketing expenses, excluding amortization of intangible assets, to be slightly higher than for the year ended December 31, 2025, driven by USDC rewards.
Results of Operations
Comparison of the three and six months ended June 30, 2026 and 2025
Revenue
For the three and six months ended June 30, 2026, we generated 85% and 84% of total revenue in the U.S. For the three and six months ended June 30, 2025, we generated 86% and 85% of total revenue in the U.S. No other country accounted for more than 10% of total revenue during the periods presented. International revenue consisted mainly of transaction revenue in all periods presented.
Transaction revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Consumer, net	$451,670	$649,908	$(198,238)	(31)	$1,018,569	$1,745,414	$(726,845)	(42)
Institutional, net	100,073	60,819	39,254	65	235,799	159,707	76,092	48
Other transaction revenue, net	47,413	53,543	(6,130)	(11)	100,613	121,357	(20,744)	(17)
Total transaction revenue	$599,156	$764,270	$(165,114)	(22)	$1,354,981	$2,026,478	$(671,497)	(33)
% of net revenue	52	55			54	61

Transaction revenue decreased for the three and six months ended June 30, 2026 as compared to 2025, primarily reflecting:
•a decrease in consumer transaction revenue driven by $230.4 million and $822.0 million, reflecting a 38% and 48% decrease in consumer Crypto Spot Trading Volume1, offset in part by growth in derivatives trading volume and the launch of prediction markets trading; and
•an increase in institutional transaction revenue, due mainly to the acquisition of Deribit in August 2025.
There were no material changes to note within other.
Subscription and services revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Stablecoin revenue(1)	$292,147	$308,914	$(16,767)	(5)	$597,582	$582,951	$14,631	3
Blockchain rewards	83,342	144,535	(61,193)	(42)	184,191	341,127	(156,936)	(46)
Interest and finance fee income	66,128	59,316	6,812	11	133,933	122,402	11,531	9
Other subscription and services revenue	113,528	119,478	(5,950)	(5)	222,962	260,376	(37,414)	(14)
Total subscription and services revenue	$555,145	$632,243	$(77,098)	(12)	$1,138,668	$1,306,856	$(168,188)	(13)
% of net revenue	48	45			46	39
____________________________________
(1)    During the first quarter of 2026, we revised the presentation of revenue earned on corporate payment stablecoin balances, now presenting the amounts in Corporate interest and other income rather than in Stablecoin revenue. Prior period amounts have been reclassified to conform to current period presentation. For information on the reclassified amounts, please see Note 2. Summary of Significant Accounting Policies and Note 5. Revenue of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Subscription and services revenue decreased for the three and six months ended June 30, 2026 as compared to 2025, reflecting:
•changes in stablecoin revenue, primarily consisting of a decrease of $55.9 million and $113.4 million due to lower average interest rates, offset in part by an increase due to higher average USDC balances held by customers in eligible Coinbase products; and
•decreases in blockchain rewards of:
◦$56.5 million and $131.3 million due to lower average crypto asset prices, driven primarily by Solana; and
◦$16.1 million and $48.3 million due to lower reward rates, primarily for Solana and Ethereum.
There were no material changes to note within the other categories in the table above.
1 Crypto Spot Trading Volume is the total U.S. dollar equivalent value of spot matched trades (excluding Stablecoin Trading Volume) transacted between a buyer and seller through our platform, plus half of the value of trades that we routed off our platform for fulfillment, during the period of measurement. Stablecoin Trading Volume is the total U.S. dollar equivalent value of Fiat-Stablecoin and Stablecoin-Stablecoin matched trades transacted between a buyer and seller through our platform, plus half of the value of trades that we routed off our platform for fulfillment, during the period of measurement.

Other revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Corporate interest and other income(1)	$65,767	$100,695	$(34,928)	(35)	$139,401	$198,169	$(58,768)	(30)
Total other revenue	$65,767	$100,695	$(34,928)	(35)	$139,401	$198,169	$(58,768)	(30)
____________________________________
(1)    During the first quarter of 2026, we revised the presentation of revenue earned on corporate payment stablecoin balances, now presenting the amounts in Corporate interest and other income rather than in Stablecoin revenue. Prior period amounts have been reclassified to conform to current period presentation. For information on the reclassified amounts, please see Note 2. Summary of Significant Accounting Policies and Note 5. Revenue of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Corporate interest and other income decreased for the three and six months ended June 30, 2026 as compared to 2025, reflecting a 73 and 77 basis point decline in average interest rates earned.
Operating expenses
Certain prior period amounts have been reclassified to conform to the current period presentation.
Transaction expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Blockchain rewards fees	$53,102	$89,157	$(36,055)	(40)	$117,235	$209,178	$(91,943)	(44)
Payment processing and account verification	42,349	41,332	1,017	2	82,524	105,977	(23,453)	(22)
Transaction rebates and commissions	36,763	86,862	(50,099)	(58)	65,789	146,447	(80,658)	(55)
Transaction reversal losses	20,057	20,855	(798)	(4)	54,056	67,699	(13,643)	(20)
Other	37,519	7,055	30,464	432	66,045	18,986	47,059	248
Total transaction expense	$189,790	$245,261	$(55,471)	(23)	$385,649	$548,287	$(162,638)	(30)
% of net revenue	16	18			15	16
Transaction expense decreased for the three and six months ended June 30, 2026 as compared to 2025, largely due to:
•lower blockchain rewards fees, which moved with blockchain rewards revenue;
•a decrease in transaction rebates and commissions, primarily those earned by institutional customers providing liquidity on our international exchange, as we tapered incentive offerings; offset in part by
•an increase in other, largely due to exchange fees associated with our prediction markets business.
There were no material changes to note within the other categories in the table above.

Technology and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Employee-related	$302,527	$245,571	$56,956	23	$650,650	$477,919	$172,731	36
Website hosting and infrastructure	89,301	76,336	12,965	17	179,940	143,583	36,357	25
Amortization, depreciation, and impairment	47,078	34,585	12,493	36	94,991	66,597	28,394	43
Other	33,942	30,830	3,112	10	72,915	54,591	18,324	34
Total technology and development	$472,848	$387,322	$85,526	22	$998,496	$742,690	$255,806	34
% of net revenue	41	28			40	22
Technology and development expenses increased for the three and six months ended June 30, 2026 as compared to 2025, reflecting higher employee-related expenses. This increase was driven by 3% and 13% higher average headcount supporting product growth, tempered during the second quarter of 2026 by the Restructuring, as well as lower internally developed technology costs capitalized.
There were no material changes to note within the other categories in the table above.
Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

USDC rewards	$119,108	$102,521	$16,587	16	$232,535	$202,555	$29,980	15
Marketing programs	59,690	90,022	(30,332)	(34)	143,597	194,992	(51,395)	(26)
Employee-related	29,787	32,319	(2,532)	(8)	69,165	65,775	3,390	5
Other	31,258	11,383	19,875	175	61,272	20,206	41,066	203
Total sales and marketing	$239,843	$236,245	$3,598	2	$506,569	$483,528	$23,041	5
% of net revenue	21	17			20	15
Sales and marketing expenses increased for the three and six months ended June 30, 2026 as compared to 2025, reflecting:
•a $45.4 million and $103.7 million increase in USDC rewards driven by growth in average customer USDC balances held in Coinbase products as we continue to integrate USDC across our products, offset in part by a reduction in the rewards rate;
•a decrease in marketing program expenses, largely due to a $21.3 million and $65.2 million decrease in digital advertising spend as a response to softer market conditions; and
•an increase in other, primarily due to amortization of intangible assets acquired in the purchase of Deribit in 2025.
There were no material changes to note within employee-related.

General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Employee-related	$171,876	$147,752	$24,124	16	$365,237	$310,889	$54,348	17
Professional services	54,934	71,010	(16,076)	(23)	104,558	129,186	(24,628)	(19)
Customer support(1)	28,053	54,764	(26,711)	(49)	61,317	125,219	(63,902)	(51)
Other	102,061	80,181	21,880	27	201,906	182,759	19,147	10
Total general and administrative	$356,924	$353,707	$3,217	1	$733,018	$748,053	$(15,035)	(2)
% of net revenue	31	25			29	22
____________________________________
(1)Excludes employee-related and professional services expenses.
General and administrative expenses changed for the three and six months ended June 30, 2026 as compared to 2025, reflecting:
•an increase in employee-related expenses, primarily due to higher average headcount reflecting, in part, the shift of certain customer support roles from outsourced resources to employees, tempered during the second quarter of 2026 as a result of the Restructuring; and
•a decrease in customer support costs, primarily due to lower transaction volume and fewer resources required after certain regulatory projects were completed in the prior year, as well as reflecting the shift of certain roles to employees.
There were no material changes to note within the other categories in the table above.
Losses (gains) on crypto assets held for operations, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Losses (gains) on crypto assets held for operations, net	$31,719	$(8,702)	$40,421	(465)	$66,870	$25,663	$41,207	161
Changes in losses (gains) on crypto assets held for operations, net resulted primarily from holding these assets during a period of declining crypto asset prices, primarily Bitcoin. These changes were expanded in 2026 with recent customer reward offerings.
Restructuring
For both the three and six months ended June 30, 2026, restructuring expenses were $52.4 million, related to the Restructuring. There were no restructuring expenses for the three and six months ended June 30, 2025. See Note 3. Restructuring of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Other operating (income) expense, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Platform-related incidents, net	$(5,893)	$306,654	$(312,547)	(102)	$30,780	$307,374	$(276,594)	(90)
Other	(4,083)	1,371	(5,454)	(398)	(5,831)	(5,248)	(583)	11
Total other operating (income) expense, net	$(9,976)	$308,025	$(318,001)	(103)	$24,949	$302,126	$(277,177)	(92)

Other operating (income) expense, net decreased for the three and six months ended June 30, 2026 as compared to 2025, primarily due to losses incurred in 2025, directly associated with the incident announced on the Current Report on Form 8-K we filed with the SEC on May 15, 2025 (the “Data Theft Incident”), comprising voluntary customer reimbursements and direct legal costs, net of recoveries.
Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Interest expense	$22,516	$20,535	$1,981	10	$45,085	$41,046	$4,039	10
There were no material changes to note within interest expense.
Losses (gains) on crypto assets held for investment, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Losses (gains) on crypto assets held for investment, net	$209,499	$(362,053)	$571,552	(158)	$691,855	$234,598	$457,257	195
Losses (gains) on crypto assets held for investment, net changed for the three and six months ended June 30, 2026 as compared to 2025, primarily due to fair value remeasurement of these assets, mainly Bitcoin and Ethereum. The impact of this change in fair value expanded in the current period as we actively invested in Bitcoin.
Other expense (income), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Losses (gains) on investments, net	$58,178	$(1,472,121)	$1,530,299	(104)	$11,381	$(1,475,448)	$1,486,829	(101)
Other	(8,270)	(34,784)	26,514	(76)	(23,114)	(25,269)	2,155	(9)
Other expense (income), net	$49,908	$(1,506,905)	$1,556,813	(103)	$(11,733)	$(1,500,717)	$1,488,984	(99)
Losses (gains) on investments, net changed for the three and six months ended June 30, 2026 as compared to 2025, primarily due to the fair value remeasurement of our investment in Circle Internet Group, Inc. (“Circle”) during the second quarter of 2025, following its initial public offering. Current period net losses reflect revaluation, offset in part by gains on the sale of a portion of our investment in Circle during the first quarter of 2026. There were no material changes to note within other.
(Benefit from) provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

(Benefit from) provision for income taxes	$(35,943)	$394,873	$(430,816)	(109)	$(106,531)	$411,721	$(518,252)	(126)
For the periods presented, the change in (benefit from) provision for income taxes was primarily due to lower pre-tax income, partially offset by lower tax benefits related to stock-based compensation and a valuation allowance related to realized and unrealized capital losses.

Non-GAAP and Other Measures
Adjusted EBITDA
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
•We believe it is useful to exclude certain items that we do not consider to be normal, recurring, cash operating expenses and therefore, not reflective of our ongoing business operations. For example, we exclude: (i) other expense (income), net, as the income and expenses recognized in this line item are not part of our core operating activities and are considered non-operating activities under GAAP, (ii) gains and losses on crypto assets held for investment because such investments are considered primarily long-term holdings, (iii) losses, net of recoveries, directly related to the Data Theft Incident, including voluntary customer reimbursements, direct legal costs, and reward payments, if any, in connection with the threat actor’s arrest and conviction, and (iv) costs of the Restructuring, as these costs are associated with discrete organizational changes and are not reflective of our core, ongoing business operations. We do not plan on engaging in regular trading of crypto assets, and, as an operating company, our investing activities in crypto are not part of our revenue generating activities, which are primarily based on transactions on our platform and the sales of subscriptions and services.
•We believe Adjusted EBITDA is useful to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, interest expense, other expense (income), net, and (benefit from) provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired.
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
•the impact of the Restructuring, which is not related to normal operations but impacted our results in 2026; and
•other expense (income), net, which represents net gains or losses on investments and other financial instruments, and other non-operating income and expense activity.
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
The following table provides a reconciliation of net (loss) income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(359,468)	$1,428,900	$(753,585)	$1,494,508
Adjusted to exclude the following:
(Benefit from) provision for income taxes	(35,943)	394,873	(106,531)	411,721
Interest expense	22,516	20,535	45,085	41,046
Depreciation and amortization	64,403	33,901	132,409	67,234
Stock-based compensation expense	238,341	196,160	486,396	386,889
Data Theft Incident (recoveries) losses, net	(33,854)	306,654	(25,244)	306,654
Losses (gains) on crypto assets held for investment, net	209,499	(362,053)	691,855	234,598
Restructuring	52,408	—	52,408	—
Other expense (income), net(1)	49,908	(1,506,905)	(11,733)	(1,500,717)
Adjusted EBITDA	$207,810	$512,065	$511,060	$1,441,933
__________________
(1)See Note 17. Other Condensed Consolidated Statements of Operations Details of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Assets on Platform
We define Assets on Platform (“AOP”) as the total U.S. dollar equivalent value of crypto assets and payment stablecoins held or managed on behalf of customers in digital wallets on our platform, including our custody services but excluding assets for which the customer holds full or partial keys, calculated based on the market price on the date of measurement. AOP demonstrates the scale of balances held across our suite of products and services, the trust customers place in us to securely store their assets, and the underlying growth of the onchain economy. AOP also represents a monetization opportunity through our products and services, including from trading and the adoption and use of payment stablecoins, staking, custody, and institutional financing, when customers use these assets to engage with these products and services.

The following table sets forth the value of AOP by asset (in millions, except percentages):

	June 30, 2026		June 30, 2025		Value Change
	Units	Value	Units	Value	%
Bitcoin	2.9	$170,800	2.8	$300,641	(43)
Ethereum	18.9	29,714	16.3	40,530	(27)
USDC	N/A	8,874	N/A	7,485	19
Other(1)	nm	36,478	nm	76,337	(52)
Total		$245,866		$424,993	(42)
__________________
nm - not meaningful
(1)Includes various other crypto asset and payment stablecoin balances, none of which individually represented more than 5% of total AOP.

Monthly Transacting Users
We define a MTU as a consumer who actively or passively transacts in one or more products on our platform at least once during the rolling 28-day period ending on the date of measurement. MTUs engage in transactions that generate transaction revenue or subscription and services revenue. Revenue-generating transactions include active transactions, such as buying or selling crypto assets or passive transactions such as earning staking rewards and USDC rewards. MTUs also engage in transactions that are non-revenue generating, such as consumers sending and receiving crypto assets between wallets and off-platform accounts on a non-expedited basis. MTUs may overstate the number of unique consumers due to differences in product architecture or user behavior. MTUs for the three month period represent quarterly MTUs, which are calculated as the average of each month’s MTUs in each respective quarter. MTUs for the six month period are calculated as the average of the quarterly MTUs within the period.
Liquidity and Capital Resources
There have been no material changes to our liquidity and capital resources from those presented in the Annual Report, other than those described below.
We continue to believe our existing cash, cash equivalents, and marketable investments, which totaled $8.8 billion as of June 30, 2026, will be sufficient in both the short and long term to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements. Our ability to meet these requirements and plans for cash will depend on many factors, including market acceptance of crypto assets and blockchain technology, our growth, our ability to attract and retain customers on our platform, the continuing market acceptance of our products and services, the introduction of new subscription products and services on our platform, expansion of sales and marketing activities, and overall economic conditions. We anticipate satisfying both our short-term and long-term cash requirements with our existing cash and cash equivalents and with future cash flows from operations, future sales of marketable investments, and potential future equity or debt financing. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of additional debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that restrict our operations.
Primary commitments
Long-term debt and other contractual obligations
We used cash to repay in full at maturity the $1.3 billion aggregate principal amount of our 0.50% convertible notes due June 1, 2026. As of June 30, 2026, our outstanding long-term debt consisted of convertible notes and senior notes with an aggregate principal amount of $6.0 billion, maturing between

2028 and 2032. See Note 11. Long-Term Debt of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Our other contractual obligations decreased materially from those as of December 31, 2025, primarily due to the fulfillment of a strategic equity investment commitment. See Note 20. Commitments and Contingencies of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
See Notes 13. Condensed Consolidated Balance Sheets Details and 18. Income Taxes of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details relating to our short- and long-term material cash requirements as of June 30, 2026.
Short-term borrowings
As of June 30, 2026, we held short-term borrowings of $539.2 million, denominated in crypto assets and payment stablecoins, which we use to facilitate institutional financing. See Note 6. Collateralized Arrangements and Financing of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Repurchase program
As of June 30, 2026, our board of directors had authorized an aggregate $4.0 billion to repurchase, without expiration, our outstanding Class A common stock and long-term debt (the “Repurchase Program”). As of June 30, 2026, approximately $2.0 billion remained available, and no long-term debt has been repurchased under the Repurchase Program. See Issuer Purchases of Equity Securities included in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional details.
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
As of June 30, 2026, we held the following crypto assets: $86.5 million held for operations, $1.6 billion held as collateral, $229.1 million that were borrowed, and $1.5 billion held for investment.
Customer assets and liabilities
Recognized customer assets and liabilities comprise customer custodial funds and corresponding customer custodial liabilities that represent our obligation to return these assets to the customers. We also securely store additional customer AOP that we do not recognize in our Condensed Consolidated Balance Sheets. We do not use customer assets as collateral for any loan, margin, rehypothecation, or other similar activities, without the customer’s consent.

Our business model does not expose us to liquidity risk if we have excessive redemptions or withdrawals from customers. As of June 30, 2026, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. See the section titled Risk Factors—Depositing and withdrawing crypto assets into and from our platform involve risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely affect our business, operating results, and financial condition included in Part I, Item 1A of our Annual Report for further information.
Cash flows
The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$380,054	$1,092,772
Net cash used in investing activities	(500,554)	(812,829)
Net cash used in financing activities	(3,573,227)	(1,311,861)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(3,693,727)	$(1,031,918)

Change in customer custodial cash and cash equivalents	$(1,011,102)	$(1,002,312)
Operating activities
Our largest source of cash provided by operating activities are revenues generated from transaction fees. Our primary uses of cash in operating activities include payments to employees for compensation, USDC rewards, marketing programs, website hosting and infrastructure services, and professional services.
Net cash provided by operating activities decreased by $712.7 million for the six months ended June 30, 2026 as compared to 2025 primarily as a result of the $726.8 million decrease in total consumer, net transaction revenue.
Investing activities
Net cash used in investing activities decreased by $312.3 million for the six months ended June 30, 2026 as compared to 2025 primarily as a result of the $250.6 million decrease in net purchases of crypto assets held for investment.
Financing activities
Net cash used in financing activities increased by $2.3 billion for the six months ended June 30, 2026 as compared to 2025 primarily due to:
•$1.3 billion in cash used for the repayment of our 2026 Convertible Notes; and
•$1.2 billion in cash used to repurchase approximately 7.1 million shares of our outstanding Class A common stock.
Regulatory capital requirements
We are a highly regulated business subject to regulations on how we manage our liquidity, operations, and capital structure. As our primary operating subsidiary, Coinbase, Inc. (“CB Inc.”), is subject to the most significant capital requirements, we seek to minimize surplus capital at other subsidiaries and hold surplus at CB Inc. See Part I, Item 1 Business—Government Regulation in the Annual Report as well as Part I, Item 1A Risk Factors in the Annual Report for additional details about these regulations.

We are required to hold corporate liquid assets at our subsidiaries to meet capital requirements established by our regulators based on the value of crypto assets and payment stablecoins held in custody. Our money-transmitting subsidiary, CB Inc., and our custodian subsidiary, Coinbase Custody Trust Company, LLC (“CCTC”), which is a fiduciary under New York State Law and a qualified custodian under the Investment Advisers Act of 1940, are required to maintain minimum net capital requirements under agreements with the New York State Department of Financial Services. These subsidiaries and other subsidiaries are also subject to maintenance capital requirements by other regulators both within the United States and internationally. As of June 30, 2026, we were in compliance with these capital requirements.
As of June 30, 2026, our net capital requirements by subsidiary consisted of the following (in millions):

	Net Capital	Required Net Capital(1)	Capital Surplus
CB Inc.	$2,066	$988	$1,078
CCTC	510	184	326
Other(2)	1,007	64	943
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to our Financial Statements associated with the effect of changes in market factors, including risks associated with interest rates, foreign currency, derivatives, marketable and strategic investments, and crypto assets. These assets and liabilities are held for purposes other than trading, except for our marketable investments, which are available for trading. There have been no material changes to our market risk exposures from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report except for our market risk exposure on our crypto assets held for investment. Though the nature of this exposure and the overall implied volatility of the crypto assets underlying this exposure have not changed since December 31, 2025, the number of units we hold and the price of the assets have changed, resulting in a material change in the output of our sensitivity analysis.

Crypto assets held for investment are primarily held long term, and historically, we have not attempted to reduce our market risk exposure associated with these crypto assets. Crypto asset prices have been volatile, as demonstrated by the one-year historical volatility of Bitcoin and Ethereum of approximately 50% implied from the annualized standard deviation of daily price returns observed in the past 24 months. A hypothetical 50% increase or decrease in crypto asset prices as of June 30, 2026 and December 31, 2025 would result in an $734.2 million and $1.0 billion impact, respectively, to the value of our Crypto assets held for investment and would have been recognized as a gain or loss in Losses on crypto assets held for investment, net in our Condensed Consolidated Statements of Operations. The decrease in the hypothetical gains or losses since December 31, 2025 primarily reflects a decrease in the prices of crypto assets held for investment.
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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended June 30, 2026.
Issuer Purchases of Equity Securities
In October 2024, our board of directors authorized and approved a share repurchase program, which provided for the repurchase of up to $1.0 billion of our outstanding Class A common stock without expiration. In October 2025, our board of directors (i) increased the aggregate repurchase authorization under the program from $1.0 billion to $2.0 billion and (ii) expanded the scope of the repurchases to include a portion of the aggregate principal amount of our then outstanding 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and both series of Senior Notes (collectively, the “Notes”). In January 2026, our board of directors approved a $2.0 billion increase in the authorization of our previously announced repurchase program from $2.0 billion to $4.0 billion (as modified, the “Repurchase Program”). Repurchases may be made from time to time in the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, in a tender offer, or by other methods in accordance with the applicable federal and state laws and regulations. The timing and amount of any repurchases will depend on market conditions and other considerations, and will be made at management’s discretion. The Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our Class A common stock or Notes and may be modified, suspended, or discontinued at any time.
The following table contains information relating to the repurchases of shares of our Class A common stock made by us in the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2026	—	$—	—	$2,087,588,148
May 1 – May 31, 2026	—	$—	—	$2,087,588,148
June 1 – June 30, 2026	814,249	$148.94	814,249	$1,966,316,652
	814,249		814,249
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended June 30, 2026, a trust affiliated with one of the Company’s non-employee directors adopted a Rule 10b5-1 Plan, which was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.
On June 5, 2026, the LAMA Community Trust (the “LAMA Trust”), of which Marc Andreessen, a member of the Company’s board of directors, and his spouse are trustees, entered into a Rule 10b5-1 Plan (the “LAMA Trust Plan”) providing for the sale of up to 574,416 shares of Class A common stock owned by the LAMA Trust, so long as the market price of the Class A common stock is higher than certain minimum threshold prices specified in the LAMA Trust Plan during the period beginning on September 5, 2026 and ending on September 4, 2027, or such earlier date as sale of all shares specified in the LAMA Trust Plan is completed or the occurrence of certain events set forth therein.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File - the cover page from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted as Inline XBRL and contained in Exhibit 101					X
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

COINBASE GLOBAL, INC.

Date: July 30, 2026	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: July 30, 2026	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)