Form 10-Q
period 2026-09-30
Coinbase Global, Inc.
filed 2026-10-29
CIK 1679788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
As of October 22, 2026, the number of shares of the registrant's Class A common stock outstanding was 223,729,527 and the number of shares of the registrant's Class B common stock outstanding was 41,033,891.

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
•the growth and regulatory treatment of our derivatives trading and prediction markets offerings;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Coinbase Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$8,603,791	$11,285,452
Restricted cash and cash equivalents	89,158	334,318
Customer custodial funds	4,462,310	5,347,428
Crypto assets held for operations	53,059	120,831
Loan receivables	1,976,137	1,354,692
Crypto assets held as collateral	1,299,500	822,827
Crypto assets borrowed	389,657	318,849
Accounts receivable, net	270,175	307,119
Marketable investments	217,092	309,765
Other current assets	281,454	187,164
Total current assets	17,642,333	20,388,445
Crypto assets held for investment	2,224,811	1,998,871
Strategic investments	872,281	622,985
Deferred tax assets	584,202	570,819
Goodwill	4,130,149	4,168,967
Intangible assets, net	1,283,990	1,397,794
Other non-current assets	647,548	523,951
Total assets	$27,385,314	$29,671,832
Liabilities and Shareholders’ Equity
Current liabilities:
Customer custodial fund liabilities	$4,462,310	$5,347,428
Current portion of long-term debt	—	1,269,585
Short-term borrowings	748,778	452,105
Obligation to return collateral	1,311,240	826,883
Accrued expenses and other current liabilities	754,243	805,281
Total current liabilities	7,276,571	8,701,282
Long-term debt	5,947,844	5,937,034
Other non-current liabilities	220,718	240,458
Total liabilities	13,445,133	14,878,774
Commitments and contingencies (Note 20)
Shareholders’ equity:
Preferred stock, $0.00001 par value; 500,000 shares authorized and zero shares issued and outstanding at each of September 30, 2026 and December 31, 2025	—	—
Class A and B common stock, $0.00001 par value; 10,500,000 (Class A 10,000,000, Class B 500,000) shares authorized at September 30, 2026 and December 31, 2025; 264,756 (Class A 223,722, Class B 41,034) shares issued and outstanding at September 30, 2026 and 267,836 (Class A 226,797, Class B 41,039) shares issued and outstanding at December 31, 2025	3	3
Additional paid-in capital	7,867,670	8,566,854
Accumulated other comprehensive (loss) income	(113,832)	4,973
Retained earnings	6,186,340	6,221,228
Total shareholders’ equity	13,940,181	14,793,058
Total liabilities and shareholders’ equity	$27,385,314	$29,671,832

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Net revenue	$1,160,462	$1,762,857	$3,654,111	$5,096,191
Other revenue	55,120	105,836	194,521	304,005
Total revenue	1,215,582	1,868,693	3,848,632	5,400,196
Operating expenses:
Transaction expense	194,464	253,318	580,113	801,605
Technology and development	447,377	430,585	1,445,873	1,173,275
Sales and marketing	242,573	260,272	749,142	743,800
General and administrative	318,878	418,446	1,051,896	1,166,499
(Gains) losses on crypto assets held for operations, net	(26,106)	(35,740)	40,764	(10,077)
Restructuring	(4,619)	—	47,789	—
Other operating (income) expense, net	(18,654)	61,280	6,295	363,406
Total operating expenses	1,153,913	1,388,161	3,921,872	4,238,508
Operating income (loss)	61,669	480,532	(73,240)	1,161,688
Interest expense	19,523	21,774	64,608	62,820
Gains on crypto assets held for investment, net	(715,022)	(423,903)	(23,167)	(189,305)
Other (income) expense, net	(66,735)	380,518	(78,468)	(1,120,199)
Income (loss) before income taxes	823,903	502,143	(36,213)	2,408,372
Provision for (benefit from) income taxes	105,206	69,591	(1,325)	481,312
Net income (loss)	$718,697	$432,552	$(34,888)	$1,927,060
Net income (loss) attributable to common shareholders:
Basic	$718,697	$432,552	$(34,888)	$1,927,060
Diluted	$721,534	$437,095	$(34,888)	$1,938,812
Net income (loss) per share:
Basic	$2.72	$1.65	$(0.13)	$7.49
Diluted	$2.51	$1.50	$(0.13)	$6.85
Weighted-average shares of common stock used to compute net income (loss) per share:
Basic	263,788	262,831	263,962	257,332
Diluted	287,979	291,958	263,962	283,165

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$718,697	$432,552	$(34,888)	$1,927,060
Other comprehensive (loss) income:
Translation adjustment	(15,562)	3,091	(118,805)	53,101
Income tax effect	—	507	—	488
Translation adjustment, net of tax	(15,562)	3,598	(118,805)	53,589
Comprehensive income (loss)	$703,135	$436,150	$(153,693)	$1,980,649

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at July 1, 2026	263,782	$3	$7,710,289	$(98,270)	$5,467,643	$13,079,665
Common stock issued in connection with equity awards	1,507	—	5,260	—	—	5,260
Common stock repurchased	(38)	—	(5,316)	—	—	(5,316)
Common stock withheld for net share settlement of equity awards	(495)	—	(79,034)	—	—	(79,034)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	236,471	—	—	236,471
Other comprehensive loss	—	—	—	(15,562)	—	(15,562)
Net income	—	—	—	—	718,697	718,697
Balance at September 30, 2026	264,756	$3	$7,867,670	$(113,832)	$6,186,340	$13,940,181

Balance at July 1, 2025	256,433	$2	$5,639,538	$(60)	$6,455,409	$12,094,889
Common stock issued as consideration for business combination	10,998	1	3,573,091	—	—	3,573,092
Common stock issued in connection with equity awards	1,661	—	17,104	—	—	17,104
Common stock withheld for net share settlement of equity awards	(356)	—	(107,422)	—	—	(107,422)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	233,661	—	—	233,661
Purchases of capped calls	—	—	(224,250)	—	—	(224,250)
Other comprehensive income	—	—	—	3,598	—	3,598
Net income	—	—	—	—	432,552	432,552
Balance at September 30, 2025	268,736	$3	$9,131,722	$3,538	$6,887,961	$16,023,224

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at January 1, 2026	267,836	$3	$8,566,854	$4,973	$6,221,228	$14,793,058
Common stock issued as consideration for business combination	173	—	19,386	—	—	19,386
Common stock issued in connection with equity awards	5,547	—	37,646	—	—	37,646
Common stock repurchased	(7,130)	—	(1,188,821)	—	—	(1,188,821)
Common stock withheld for net share settlement of equity awards	(1,670)	—	(303,353)	—	—	(303,353)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	735,958	—	—	735,958
Other comprehensive loss	—	—	—	(118,805)	—	(118,805)
Net loss	—	—	—	—	(34,888)	(34,888)
Balance at September 30, 2026	264,756	$3	$7,867,670	$(113,832)	$6,186,340	$13,940,181

Balance at January 1, 2025	253,640	$2	$5,365,990	$(50,051)	$4,960,901	$10,276,842
Common stock issued as consideration for business combination	10,998	1	3,573,091	—	—	3,573,092
Common stock issued in connection with equity awards	5,225	—	76,559	—	—	76,559
Common stock withheld for net share settlement of equity awards	(1,127)	—	(308,803)	—	—	(308,803)
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	649,135	—	—	649,135
Purchases of capped calls	—	—	(224,250)	—	—	(224,250)
Other comprehensive income	—	—	—	53,589	—	53,589
Net income	—	—	—	—	1,927,060	1,927,060
Balance at September 30, 2025	268,736	$3	$9,131,722	$3,538	$6,887,961	$16,023,224

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coinbase Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(34,888)	$1,927,060
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	193,623	117,312
Stock-based compensation expense	719,441	608,958
Deferred income taxes	(11,306)	486,498
Losses (gains) on crypto assets held for operations, net	40,764	(10,077)
Gains on crypto assets held for investment, net	(23,167)	(189,305)
Gains on investments, net	(27,850)	(1,075,198)
Other operating activities, net	94,908	6,830
Changes in operating assets and liabilities:
Income taxes, net	(65,954)	(142,348)
Crypto assets held for operations	53,418	(75,057)
Other current and non-current assets	(108,248)	10,099
Other current and non-current liabilities	(45,226)	137,915
Net cash provided by operating activities	785,515	1,802,687
Cash flows from investing activities
Loans originated	(9,891,266)	(8,917,869)
Proceeds from repayment of loans	9,272,941	8,602,605
Business combinations, net of cash and cash equivalents acquired	(22,085)	(665,769)
Purchases of crypto assets held for investment	(217,892)	(690,285)
Dispositions of crypto assets held for investment	43,114	263,685
Purchase of investments	(301,638)	(90,703)
Dispositions of investments	175,944	73,211
Other investing activities, net	(85,047)	(86,289)
Net cash used in investing activities	(1,025,929)	(1,511,414)
Cash flows from financing activities
Issuance of common stock upon exercise of stock options, net of repurchases	17,042	76,558
Issuances of convertible senior notes, net	—	2,957,135
Repayment of long-term debt	(1,273,013)	—
Repurchase of common stock	(1,248,804)	—
Purchases of capped calls	—	(224,250)
Customer custodial fund liabilities	(865,121)	(600,398)
Customer collateral received	15,455	116,644
Return of customer collateral	(7,784)	(131,721)
Taxes paid related to net share settlement of equity awards	(303,353)	(308,803)
Proceeds from short-term borrowings	939,113	501,316
Repayments of short-term borrowings	(717,512)	(436,510)
Other financing activities, net	26,864	10,931
Net cash (used in) provided by financing activities	(3,417,113)	1,960,902
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(3,657,527)	2,252,175
Effect of exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(62,956)	89,868
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	16,893,420	15,683,456
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$13,172,937	$18,025,499
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents
Cash and cash equivalents	$8,603,791	$11,990,355
Restricted cash and cash equivalents - current	89,158	485,031
Restricted cash and cash equivalents in other non-current assets	52,378	—
Customer custodial cash and cash equivalents	4,427,610	5,550,113
Total cash, cash equivalents, and restricted cash and cash equivalents	$13,172,937	$18,025,499

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and preparation
The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts of the Company and its subsidiaries – entities in which the Company holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. The Financial Statements are unaudited but have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) on the same basis as the audited Consolidated Financial Statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair presentation of the Company’s Financial Statements. Preparation of the Financial Statements in accordance with GAAP requires management to make estimates and assumptions in the Financial Statements and notes thereto. The unaudited Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other period and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2026 (the “Annual Report”).
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
Changes in financial statement presentation
During the first quarter of 2026, the Company revised the presentation of revenue earned on corporate payment stablecoin balances. As these assets are classified as cash and cash equivalents and managed as fungible in daily operations, the Company determined that presenting all similar revenue within a single line item enhances transparency. Accordingly, this revenue is now presented in Other revenue rather than in Net revenue in the Condensed Consolidated Statements of Operations, with no impact to Total revenue. There is no change to the Company’s arrangement with Circle Internet Financial, LLC or the revenue generated. The associated amounts of revenue earned on corporate payment stablecoin balances for the three and nine months ended September 30, 2025 of $30.1 million and $77.2 million, respectively, have been reclassified to conform to the current period presentation. See Note 5. Revenue for additional details.
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

Impact of financial statement reclassifications
The following table presents the impact of the changes in financial statement presentation and accounting principle for cash and non-cash activities, as discussed above, on the Condensed Consolidated Statements of Cash Flows and Note 22. Supplemental Disclosures of Cash Flow Information (in thousands):

	Nine Months Ended September 30, 2025
	Previously Reported	Change in Presentation	Change in Principle	As Adjusted
Changes in operating assets and liabilities	$(2,510,846)	$—	$2,441,455	$(69,391)
Loans originated	(1,246,352)	—	(7,671,517)	(8,917,869)
Proceeds from repayment of loans	819,455	—	7,783,150	8,602,605
Business combinations, net of cash and cash equivalents acquired	(687,634)	—	21,865	(665,769)
Purchase of investments	(66,992)	—	(23,711)	(90,703)
Dispositions of investments	72,996	—	215	73,211
Purchases of crypto assets held for investment	(679,931)	—	(10,354)	(690,285)
Dispositions of crypto assets held for investment	226,371	—	37,314	263,685
Other investing activities, net(1)	(90,296)	—	4,007	(86,289)
Customer collateral received	499,417	(434,129)	51,356	116,644
Return of customer collateral	(514,494)	434,129	(51,356)	(131,721)
Proceeds from short-term borrowings	—	—	501,316	501,316
Repayments of short-term borrowings	—	—	(436,510)	(436,510)
Additions of crypto asset investments (non-cash activity)	176,645	—	(10,354)	166,291
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Payment stablecoins
Payment stablecoins are redeemable on a one-to-one basis for cash and cash equivalents and are classified as Cash and cash equivalents in the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, the reserves backing these payment stablecoins were held by the issuers in cash and cash equivalents in segregated accounts titled for the benefit of payment stablecoin holders.
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
Funds held at venues
The Company holds cash at venues, which include third-party payment processors, digital wallets, and trading platforms, but exclude clearing agents, and performs a regular assessment of these venues as part of its risk management process. As of September 30, 2026 and December 31, 2025, the Company held $89.3 million and $110.8 million, respectively, of cash at venues.
3. RESTRUCTURING
On May 5, 2026, the Company announced a restructuring plan (the “Restructuring”) to (i) manage its operating expenses in response to current market conditions and (ii) optimize the Company’s operations. The Restructuring involved a reduction of the Company's workforce by approximately 700 employees, and was substantially completed during the second quarter of 2026. For the three months ended September 30, 2026, the Company reduced its restructuring expense accrual by $4.6 million, reflecting employee compensation and benefits that were no longer expected to be paid. For the nine months ended September 30, 2026, the Company recognized $47.8 million in total restructuring expenses, consisting primarily of employee severance and other termination benefits, of which $3.2 million was stock-based compensation.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The customer relationships represent the fair value of projected cash flows derived from existing customers of Deribit and were valued using the multi-period excess earnings method. The present value of projected cash flows included significant judgment and assumptions regarding future revenues, attrition rates, and the discount rate.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Other acquisitions
During 2026 and 2025, the Company completed other business combinations that were immaterial, both individually and in the aggregate.
5. REVENUE
The following table presents revenue disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue
Transaction revenue
Consumer, net	$450,112	$843,544	$1,468,681	$2,588,958
Institutional, net	91,650	135,009	327,449	294,716
Other transaction revenue, net	48,462	67,707	149,075	189,064
Total transaction revenue	590,224	1,046,260	1,945,205	3,072,738
Subscription and services revenue
Stablecoin revenue(1)	306,905	324,534	904,487	907,485
Blockchain rewards	85,738	184,647	269,929	525,774
Interest and finance fee income(2)	68,560	64,758	202,493	187,160
Other subscription and services revenue	109,035	142,658	331,997	403,034
Total subscription and services revenue	570,238	716,597	1,708,906	2,023,453
Total net revenue	1,160,462	1,762,857	3,654,111	5,096,191
Other revenue
Corporate interest and other income(1)	55,120	105,836	194,521	304,005
Total other revenue	55,120	105,836	194,521	304,005
Total revenue	$1,215,582	$1,868,693	$3,848,632	$5,400,196
__________________
(1)Amounts represent revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606, Revenue from Contracts with Customers (“ASC 606”). During the first quarter of 2026, the Company revised the presentation of revenue earned on corporate payment stablecoin balances, now presenting the amounts in Corporate interest and other income rather than in Stablecoin revenue. The associated amounts of $30.1 million and $77.2 million for the three and nine months ended September 30, 2025, respectively, have been reclassified to conform to current period presentation.
(2)Amounts primarily include revenue that is not accounted for under ASC 606, as well as an immaterial amount of finance fee income, which is accounted for under ASC 606.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended September 30, 2026 and 2025, one counterparty accounted for 27% and 19% of total revenue, respectively. During the nine months ended September 30, 2026 and 2025, one counterparty accounted for 25% and 18% of total revenue, respectively.
Revenue by geographic location
The following table presents revenue disaggregated by geography based on domiciles of the customer or other counterparty (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.(1)	$1,016,128	$1,518,794	$3,237,695	$4,516,062
International(2)	199,454	349,899	610,937	884,134
Total revenue	$1,215,582	$1,868,693	$3,848,632	$5,400,196
__________________
(1)Nearly all revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606, is with counterparties in the U.S.
(2)No country accounted for more than 10% of Total revenue.
6. COLLATERALIZED ARRANGEMENTS AND FINANCING
Lending and related collateral
The following table summarizes the Company’s institutional financing lending arrangements (in thousands):

	September 30,	December 31,
	2026	2025
Fiat and payment stablecoin loan receivables	$1,958,539	$1,340,213
Crypto asset loan receivables	17,598	14,479
Total loan receivables(1)	$1,976,137	$1,354,692
__________________
(1)Includes an immaterial amount of fiat and crypto asset trade finance receivables as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, the Company had three and four counterparties, respectively, each of whom accounted for more than 10% of the Company’s Loan receivables.
As of September 30, 2026 and December 31, 2025, the collateral requirements for all loans outstanding ranged from 100% to 250% of the fair value of the loan.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes assets the Company held and recognized as collateral relating to lending activity, with a corresponding obligation to return the collateral to the borrower (in thousands, except units):

	September 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Fiat and payment stablecoins(1)	N/A	N/A	$11,740	N/A	N/A	$4,056

Bitcoin	11,018	$803,951	$920,649	8,479	$810,055	$747,697
Ethereum	24,965	57,962	67,005	16,041	51,023	47,731
Other crypto assets(2)	nm	8,614	9,903	—	—	—
Crypto assets held as collateral		$870,527	997,557		$861,078	795,428
Total recognized lending collateral			$1,009,297			$799,484
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
The following table summarizes collateral pledged by borrowers in lending arrangements with the Company, which the Company has not recognized as collateral nor as an obligation to return the collateral (in thousands):

	September 30,	December 31,
	2026	2025
Fiat and payment stablecoins	$480,450	$303,983
Crypto assets	2,804,112	1,559,458
Total customer collateral not recognized as collateral	$3,284,562	$1,863,441
Borrowings and related collateral
The following table summarizes the units, cost basis, and fair value of Crypto assets borrowed (in thousands, except units):

	September 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	767	$61,966	$64,111	1,920	$173,848	$167,989
Ethereum	70,560	171,712	189,379	43,536	149,374	129,162
Other crypto assets(1)	nm	100,440	136,167	nm	27,145	21,698
Total borrowed		$334,118	$389,657		$350,367	$318,849
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets borrowed.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the units, cost basis, and fair value of Short-term borrowings (in thousands, except units):

	September 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Payment stablecoins	N/A	N/A	$341,523	N/A	N/A	$119,923

Bitcoin	835	$66,471	$69,734	2,035	$183,882	$178,022
Ethereum	71,542	174,060	192,014	43,941	150,424	130,363
Other crypto assets(1)	nm	108,532	145,507	nm	29,399	23,797
Total crypto asset borrowings		$349,063	407,255		$363,705	332,182
Total short-term borrowings			$748,778			$452,105
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total crypto asset borrowings.
As of September 30, 2026 and December 31, 2025, the weighted average annual fees on Short-term borrowings were 3.9% and 3.5%, respectively.
The fair value of the Company’s assets pledged as collateral against Short-term borrowings, presented in Restricted cash and cash equivalents and Crypto assets held as collateral consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Payment stablecoins	$58,678	$236,308
Crypto assets	375,485	—
Total pledged as collateral	$434,163	$236,308

Derivatives collateral
The Company has collateralized derivative arrangements, whereby it enters into crypto asset derivative contracts with customers, primarily to provide liquidity for global derivatives trading. The following table summarizes customer-pledged derivatives collateral presented in the Condensed Consolidated Balance Sheets as Crypto assets held as collateral, with a corresponding obligation to return the collateral to the customer (in thousands, except units):

	September 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	3,569	$322,341	$298,212	100	$8,732	$8,750
Ethereum	1,390	3,425	3,731	6,286	18,713	18,649
Total recognized derivatives collateral		$325,766	$301,943		$27,445	$27,399
As of September 30, 2026 and December 31, 2025, the collateral requirements for outstanding derivatives were at least 100% of the derivative notional value.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. CRYPTO ASSETS HELD FOR OPERATIONS
The following table summarizes Crypto assets held for operations (in thousands, except units):

	September 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	117	$9,405	$9,798	487	$48,191	$43,282
Ethereum	3,702	11,329	9,935	10,499	27,341	31,174
Solana	65,793	8,099	7,767	52,933	7,698	6,624
Other crypto assets(1)	nm	34,850	25,559	nm	55,068	39,751
Total held for operations		$63,683	$53,059		$138,298	$120,831
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held for operations.
8. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Stablecoin revenue receivable	$114,504	$122,936
Customer accounts receivable	53,587	54,143
Other accounts receivable	108,554	133,202
Gross accounts receivable	276,645	310,281
Less: allowance for doubtful accounts	(6,470)	(3,162)
Total accounts receivable, net	$270,175	$307,119
As of each of September 30, 2026 and December 31, 2025, the Company had two counterparties, each of whom accounted for more than 10% of the Company’s Accounts receivable, net.
9. CRYPTO ASSETS HELD FOR INVESTMENT
The following table summarizes Crypto assets held for investment (in thousands, except units):

	September 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	17,954	$1,258,890	$1,500,848	15,389	$1,079,153	$1,346,452
Ethereum	152,649	346,292	409,997	151,175	348,975	448,484
Other crypto assets(1)	nm	257,766	313,966	nm	323,226	203,935
Total held for investment		$1,862,948	$2,224,811		$1,751,354	$1,998,871
__________________
nm - not meaningful
(1)Includes various other crypto asset balances, none of which individually represented more than 5% of the fair value of total Crypto assets held for investment.

As of September 30, 2026, the Company held $157.6 million of Crypto assets held for investment subject to selling restrictions that are time-based and lift between 2026 and 2030.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

Carrying Amount
Balance at January 1, 2026	$4,168,967
Additions due to acquisitions	39,843
Foreign currency translation adjustments	(78,661)
Balance at September 30, 2026	$4,130,149
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
The effects of amortization of Intangible assets, net on the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Technology and development	$14,287	$9,301	$45,427	$12,998
Sales and marketing	17,724	10,833	53,517	10,833
General and administrative	1,791	702	5,314	7,400
Total amortization expense	$33,802	$20,836	$104,258	$31,231
There were no material impairment charges associated with these assets during these periods. The Company estimates no significant residual value related to these amortizing intangible assets.
The expected future amortization expense for amortizing intangible assets for the 12-month period ending September 30 of the respective year, as of September 30, 2026, is as follows (in thousands):

2027	$142,479
2028	139,126
2029	117,380
2030	116,572
2031	113,522
Thereafter	626,911
Total expected future amortization expense	$1,255,990
11. LONG-TERM DEBT
As of September 30, 2026 and December 31, 2025, the Company had fixed-rate convertible notes and senior notes with varying maturities for an aggregate carrying amount of $5.9 billion and $7.2 billion, respectively. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s convertible notes and senior notes, based on Level 2 valuation inputs, was $5.4 billion and $6.9 billion, respectively. The Company used cash to repay in full, at maturity, $1.3 billion of aggregate principal

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

amount of its 0.5% convertible notes due June 1, 2026 (the “2026 Convertible Notes”). See Note 11. Long-Term Debt to the Consolidated Financial Statements included in the Annual Report for more information regarding the Company’s long-term debt.
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

		Embedded Derivative
	Host	Gross Derivative Assets	Gross Derivative Liabilities	Aggregate Carrying Value
September 30, 2026
Accounts receivable, net	$5,177	$51,264	$204	$56,237
Other current assets(1)	—	48,485	—	48,485
Short-term borrowings	349,063	4,373	62,565	407,255
Obligation to return collateral	1,196,293	32,610	135,817	1,299,500
Accrued expenses and other current liabilities(1)	13,628	21	48,485	62,092
Total fair value of derivatives		$136,753	$247,071

December 31, 2025
Accounts receivable, net	$9,943	$22,025	$4,399	$27,569
Short-term borrowings	363,705	32,446	923	332,182
Obligation to return collateral	888,523	126,962	61,266	822,827
Accrued expenses and other current liabilities	6,897	—	2	6,899
Total fair value of derivatives		$181,433	$66,590
__________________
(1)    Includes gross assets and liabilities of $48.5 million each, representing the fair values of crypto asset option contracts. Notional amounts, which are not recorded, totaled $301.9 million for each of the asset and liability, at September 30, 2026. Derivative notional amounts are reference amounts from which the fair value of derivatives is derived and do not represent a complete measure of the risk profile of the Company’s exposure to these derivative instruments.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Impact of derivatives on the Condensed Consolidated Statements of Operations
The impacts of gains (losses) on derivative instruments recognized in the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Short-term borrowings(1)	$(138,525)	$19,157	$(89,715)	$1,454
Obligation to return collateral(1)	(605,751)	(19,321)	(168,903)	(50,880)
Other(2)	26,791	8,207	42,920	7,014
Total	$(717,485)	$8,043	$(215,698)	$(42,412)
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
(2)Changes in fair value, including immaterial changes resulting from holding crypto asset option contracts, which have an equal and offsetting impact, are recognized in Other operating (income) expense, net or Other (income) expense, net in the Condensed Consolidated Statements of Operations depending on the nature of the derivative.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
The following table presents certain other details of the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2026	2025
Other current assets
Prepaid expenses	$107,296	$94,886
Income taxes receivable	88,528	63,726
Other	85,630	28,552
Total other current assets	$281,454	$187,164

Other non-current assets
Software and equipment, net	$271,799	$264,573
Lease right-of-use assets	154,054	141,631
Income taxes receivable	70,621	62,233
Restricted cash and cash equivalents	52,378	—
Other	98,696	55,514
Total other non-current assets	$647,548	$523,951

Accrued expenses and other current liabilities
Payroll and payroll related expenses	$200,878	$186,927
Other accrued expenses	256,507	238,308
Accounts payable	104,897	117,605
Income taxes payable	31,342	65,982
Other payables	160,619	196,459
Total accrued expenses and other current liabilities	$754,243	$805,281

Other non-current liabilities
Lease liabilities	$189,064	$172,735
Other	31,654	67,723
Total other non-current liabilities	$220,718	$240,458

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	September 30, 2026		December 31, 2025
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents(1)	$3,654,256	$—	$6,088,290	$—
Restricted cash equivalents(2)	1,469	—	1,472	—
Customer custodial funds(3)	1,947,370	—	3,438,375	—
Crypto assets held for operations	53,059	—	120,831	—
Crypto asset loan receivables	—	17,598	—	14,479
Crypto assets held as collateral	1,299,500	—	822,827	—
Crypto assets borrowed	389,657	—	318,849	—
Marketable investments(4)	198,878	18,214	253,468	11,903
Crypto assets held for investment	2,224,811	—	1,998,871	—
Derivative assets(5)	—	136,753	—	181,433
Total assets	$9,769,000	$172,565	$13,042,983	$207,815

Liabilities
Derivative liabilities(5)	$—	$247,071	$—	$66,590
__________________
(1)Represents money market funds and other short-duration U.S. Treasury holdings. Excludes cash and cash equivalents not measured and recorded at fair value of $4.9 billion and $5.2 billion as of September 30, 2026 and December 31, 2025, respectively.
(2)Represents money market funds. Excludes restricted cash and cash equivalents not measured and recorded at fair value of $87.7 million and $332.8 million as of September 30, 2026 and December 31, 2025, respectively.
(3)Represents customer custodial cash equivalents, which comprise money market funds. Excludes customer custodial funds not measured and recorded at fair value of $2.5 billion and $1.9 billion as of September 30, 2026 and December 31, 2025, respectively.
(4)Primarily represents marketable equity securities. Excludes marketable investments not measured and recorded at fair value, with none as of September 30, 2026 and $44.4 million as of December 31, 2025.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The impact on the Condensed Consolidated Statements of Operations from remeasurement of measurement alternative investments was immaterial for all periods presented, as were cumulative upward adjustments of measurement alternative investments outstanding at September 30, 2026 and December 31, 2025. Cumulative impairments and downward adjustments as of these dates were $133.2 million and $127.7 million, respectively.
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
15. CAPITAL STOCK
Repurchase program
In October 2024, the Company’s board of directors (the “Board”) authorized and approved a share repurchase program, which provided for the repurchase of up to $1.0 billion of the Company’s Class A common stock without expiration and in October 2025, the Board (i) increased the aggregate repurchase authorization under the program from $1.0 billion to $2.0 billion and (ii) expanded the scope of the repurchases to include a portion of the aggregate principal amount of the Company’s then-outstanding 2026 Convertible Notes, 2029 Convertible Notes, 2030 Convertible Notes, 2032 Convertible Notes, and both series of Senior Notes (collectively, the "Notes”) (as modified, the “Repurchase Program”). In January 2026, the Board approved a $2.0 billion increase in the authorization under the previously announced Repurchase Program from $2.0 billion to $4.0 billion. Repurchases may be made from time to time in the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions, in a tender offer, or by other methods in accordance with the applicable federal and state laws and regulations. The timing and amount of any repurchases will depend on market conditions and other considerations, and will be made at management’s discretion. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of the Company’s Class A common stock or Notes and may be modified, suspended, or discontinued at any time. As of September 30, 2026, $2.0 billion had been utilized to repurchase 10,169,729 shares of Class A common stock under the Repurchase Program, and $2.0 billion remained available for future repurchases, when considered on a settlement date basis.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. STOCK-BASED COMPENSATION
Stock options
The following is a summary of stock option activity, including performance-based options (in thousands, except per share and years data):

		Weighted Average
	Options Outstanding	Exercise Price Per Share	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2026	19,700	$25.58	4.3	$3,950,983
Exercised	(1,406)	12.47
Forfeited and cancelled	(30)	150.14
Balance at September 30, 2026	18,264	$26.38	3.7	$2,931,504

Vested and exercisable at September 30, 2026	14,584	$27.12	3.6	$2,331,785
Other awards
A summary of restricted stock units and performance restricted stock units activity is as follows (in thousands, except per share data):

	Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Fair Value(1)	Number of Shares	Fair Value(1)
Balance at January 1, 2026	2,145	$247.04	643	$55.42
Granted	6,762	164.62	426	156.92
Vested	(3,383)	192.71	(643)	55.70
Forfeited and cancelled	(1,291)	179.03	—	—
Balance at September 30, 2026	4,233	$179.53	426	$156.92
__________________
(1)Represents the weighted-average grant date fair value per share.
Stock-based compensation
The following are the effects of stock-based compensation on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Statements of Operations
Technology and development	$147,727	$127,253	$461,285	$352,585
Sales and marketing	12,769	13,921	40,181	43,359
General and administrative	72,549	80,895	217,975	213,014
Total stock-based compensation expense	$233,045	$222,069	$719,441	$608,958

Balance Sheets
Software and equipment, net(1)	$4,190	$11,592	$13,295	$40,177
_______________
(1)Represents capitalized stock-based compensation that was recorded to Software and equipment, net during the periods presented. See Note 13. Condensed Consolidated Balance Sheets Details for additional details.
As of September 30, 2026, there was total unrecognized compensation cost of $633.3 million and $118.6 million related to unvested restricted stock units (excluding performance restricted stock units) and

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

restricted stock awards, respectively, which is expected to be recognized over a weighted-average of 1.4 years and 2.8 years, respectively. As of September 30, 2026, there was unrecognized compensation cost related to performance restricted stock units subject to market conditions of $25.6 million, which is expected to be recognized over a weighted-average period of 2.1 years. Unrecognized compensation cost for all other stock-based compensation awards was immaterial as of September 30, 2026.
17. OTHER CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS DETAILS
Disaggregation of relevant expense captions, as defined in ASU 2024-03, Expense Disaggregation Disclosures, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Technology and development
Employee-related(1)	$281,366	$271,070	$932,016	$748,989
Website hosting and infrastructure	79,419	84,885	259,359	228,468
Amortization, depreciation, and impairment(2)	41,042	37,138	136,033	103,735
Other(3)	45,550	37,492	118,465	92,083
Total technology and development	$447,377	$430,585	$1,445,873	$1,173,275

Sales and marketing
USDC rewards	$129,245	$111,570	$361,780	$314,125
Marketing programs	53,136	88,148	196,733	283,140
Employee-related(1)	31,367	37,309	100,532	103,084
Other(4)	28,825	23,245	90,097	43,451
Total sales and marketing	$242,573	$260,272	$749,142	$743,800

General and administrative
Employee-related(1)	$168,473	$179,953	$533,710	$490,842
Professional services	37,573	76,690	142,131	205,876
Customer support(5)	27,466	46,205	88,784	171,424
Other(6)	85,366	115,598	287,271	298,357
Total general and administrative	$318,878	$418,446	$1,051,896	$1,166,499
_______________
(1)Represents employee compensation, including transactions entered into for the benefit of employees such as health and wellness benefits.
(2)Substantially all represents amortization expense. Also includes depreciation and intangible asset impairment expenses, none of which are individually material.
(3)    Comprises primarily costs of contract resources, consulting, and software.
(4)    Comprises primarily amortization, costs of contract resources, and depreciation, none of which are individually material.
(5)    Excludes employee-related and professional services expenses.
(6)    Comprises primarily costs of contract resources, software, taxes, licenses, and fees, settlement costs, civic contributions, travel, amortization, depreciation, and intangible asset impairments, none of which are individually material.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other (income) expense, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Gains) losses on investments, net(1)	$(39,231)	$400,250	$(27,850)	$(1,075,198)
Other	(27,504)	(19,732)	(50,618)	(45,001)
Total other (income) expense, net	$(66,735)	$380,518	$(78,468)	$(1,120,199)
_______________
(1)Comprises (gains) losses on Marketable and Strategic investments, excluding Crypto assets held for investment. For the three months ended September 30, 2025 and the nine months ended September 30, 2026, the amount includes $64.8 million and $95.1 million in realized net gains, respectively. Realized gains for all other periods presented are immaterial. For the three and nine months ended September 30, 2026, the amount includes $3.7 million and $73.0 million, respectively, in unrealized net gains on equity securities still held at September 30, 2026. For the three and nine months ended September 30, 2025, the amount includes $461.0 million in unrealized net losses and $1.0 billion in unrealized net gains, respectively, that relate to equity securities still held at September 30, 2025. See Note 14. Fair Value Measurements for additional details.
18. INCOME TAXES
The Company’s effective tax rate (“ETR”) for the three months ended September 30, 2026 and 2025 was 12.8% and 13.9%, respectively. The ETR of 12.8% for the three months ended September 30, 2026 was lower than the U.S. statutory rate of 21.0%, primarily due to a release of valuation allowance related to realized and unrealized capital losses and a one-time favorable tax adjustment related to the recent closure of a U.S. federal tax audit for the tax years 2020 and 2021, partially offset by state taxes.
The Company’s ETR for the nine months ended September 30, 2026 and 2025 was 3.7% and 20.0%, respectively. The ETR of 3.7% for the nine months ended September 30, 2026 was lower than the U.S. statutory rate of 21.0%, primarily due to the impact of non-deductible expenses (including stock-based compensation and certain non-US losses), partially offset by a one-time favorable tax adjustment related to the recent closure of a U.S. federal tax audit for the tax years 2020 and 2021.
The following is a supplemental schedule of cash paid for income taxes (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid during the period for income taxes, net of refunds	$75,935	$147,999
As of September 30, 2026, the Company had a net deferred tax asset balance of $584.2 million, compared to $570.8 million as of December 31, 2025. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Management determined that there is sufficient positive evidence to conclude that it is more likely than not that the Company’s net deferred tax asset will be fully realized.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

19. NET INCOME (LOSS) PER SHARE
The computation of Net income (loss) per share, including the weighted-average shares outstanding (“WASO”) used in the computation, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerators
Net income (loss) attributable to common shareholders, basic	$718,697	$432,552	$(34,888)	$1,927,060
Add: interest on convertible notes, net of tax	2,837	4,543	—	11,752
Net income (loss) attributable to common shareholders, diluted	$721,534	$437,095	$(34,888)	$1,938,812

Denominators
WASO - basic	263,788	262,831	263,962	257,332
Weighted-average effect of potentially dilutive shares:
Stock options	12,512	15,847	—	15,656
Convertible notes	10,892	11,319	—	8,607
Restricted stock units	787	1,340	—	985
Performance restricted stock units	—	536	—	454
Restricted stock	—	85	—	131
WASO - diluted	287,979	291,958	263,962	283,165

Net income (loss) per share attributable to common shareholders:
Basic	$2.72	$1.65	$(0.13)	$7.49
Diluted	$2.51	$1.50	$(0.13)	$6.85
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
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive, or in the case of performance awards, as the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the reporting period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity awards(1)	5,641	3,857	23,304	3,857
Convertible notes	—	—	12,806	—
Total	5,641	3,857	36,110	3,857
__________________
(1)Includes shares under the Employee Stock Purchase Plan.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

20. COMMITMENTS AND CONTINGENCIES
Crypto assets and payment stablecoins on platform
The Company is obligated to securely store all crypto assets and payment stablecoins held or managed on behalf of customers in digital wallets on the Company’s platform, including those within the Company’s custody services and all other assets for which the Company holds full keys. As such, the Company may be liable to its users for losses arising from the Company’s failure to secure these assets from theft or loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of September 30, 2026 and December 31, 2025. The Company holds full keys to crypto assets and payment stablecoins held or managed on behalf of its customers totaling $376.6 billion and $376.1 billion at fair value at September 30, 2026 and December 31, 2025, respectively. These assets are not recognized in the Condensed Consolidated Balance Sheets. Similarly, as the Company has an obligation to securely store all of these assets, it has a corresponding unrecognized liability of $376.6 billion and $376.1 billion at September 30, 2026 and December 31, 2025, respectively. Since the risk of loss is remote, the Company did not recognize a contingent liability at September 30, 2026 or December 31, 2025. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
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

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
In June 2023, the Company and Coinbase, Inc. were issued notices, show-cause orders, and cease-and-desist letters, and became the subject of various legal actions initiated by U.S. state securities regulators in the states of Alabama, California, Illinois, Kentucky, Maryland, New Jersey, South Carolina, Vermont, Washington and Wisconsin alleging violations of state securities laws with respect to staking services provided by Coinbase, Inc. In July 2023, the Company and Coinbase, Inc. entered into agreements with state securities regulators in California, New Jersey, South Carolina and Wisconsin, pursuant to which customers in those states will no longer be able to stake new funds, in each case pending final adjudication of the matters. In October 2023, the Company and Coinbase, Inc. entered into a similar agreement with the Maryland state securities regulator. In March and April 2025, the Alabama, Kentucky, Illinois, South Carolina, and Vermont state securities regulators dismissed, vacated, rescinded, and/or withdrew their legal actions. On October 29, 2026, the New Jersey state securities regulator informed the Company that it intends to rescind its summary penalty and cease and desist order. The Company and Coinbase, Inc. dispute the claims of the state securities regulators and intend to vigorously defend against them. Based on the preliminary nature of these actions, the final outcome of these matters remains uncertain and the Company cannot estimate the potential impact on its business or Financial Statements at this time. An adverse resolution in these state matters could have a material impact on the Company’s business and Financial Statements.
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
Other commitments
During the nine months ended September 30, 2026, the Company completed a strategic equity investment for total consideration of $180.0 million, reducing its other commitments as of December 31, 2025 accordingly. Other than as described above, there were no material changes in the Company’s other commitments during the nine months ended September 30, 2026.
21. RELATED PARTY TRANSACTIONS
Related party customer activity
Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s platform. The Company recognized the following from related party customer activity:
•Total revenue of $0.8 million and $3.1 million during the three months ended September 30, 2026 and 2025, respectively, and $3.5 million and $8.3 million during the nine months ended September 30, 2026 and 2025, respectively;
•Accounts receivable, net of $0.4 million as of both September 30, 2026 and December 31, 2025; and
•Customer custodial funds and Customer custodial fund liabilities of each $2.3 million and $11.0 million as of September 30, 2026 and December 31, 2025, respectively.
Related party investments
The Company made strategic investments of $5.0 million and $6.9 million during the three and nine months ended September 30, 2026, respectively, in which certain related parties of the Company held an interest over 10%. During the three and nine months ended September 30, 2025, the Company made aggregate strategic investments of $1.5 million and $9.3 million, respectively, in such investees.

Coinbase Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

22. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The following is a supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2026	2025
Crypto assets borrowed	$2,846,349	$2,326,401
Crypto assets borrowed repaid	2,861,799	2,238,233
Customer crypto assets received as collateral	3,038,805	1,988,879
Customer crypto asset collateral returned	2,731,034	1,789,861
Crypto asset loan receivables originated	3,562,896	1,853,095
Crypto asset loan receivables repaid	3,562,928	1,899,592
Additions of crypto asset investments	—	166,291
Changes in right-of-use assets and operating lease obligations	32,504	65,338
Non-cash consideration paid for business combinations	19,386	3,573,092
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements (the “Financial Statements”) and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, those set forth under Special Note About Forward-Looking Statements of this Quarterly Report on Form 10-Q and those discussed in the section titled Risk Factors in Part I, Item 1A of our Annual Report, together with any updates in the section titled Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Coinbase” refer to Coinbase Global, Inc. and its consolidated subsidiaries. For all narrative provided in this Item 2, except the Executive Overview, two numbers presented consecutively represent figures for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, respectively, unless otherwise noted. In the Executive Overview, consecutive pairs represent the three and nine month periods ended September 30 of the applicable year, respectively.
Executive Overview
This executive overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.
Our top three product priorities for 2026 are to grow the everything exchange, scale stablecoins and payments, and expand onchain adoption. During 2026, we continued to execute against our top product priorities. We saw resilience in crypto derivatives trading volume against the market backdrop, expanded tradable assets on our platform, grew volume in equities and prediction markets, increased average USDC held in Coinbase products to an all-time high, renewed our arrangement with Circle Internet Financial, LLC on the same terms, and grew decentralized exchange trading and balances borrowed and lent through Coinbase. With growing regulatory clarity, we believe we are well-positioned to drive crypto’s role in the global economy. We are working to further grow assets on our platform, and in turn revenue, as customers discover and adopt more products where their assets already reside.

Highlights
For the three and nine months ended September 30, 2026, our net revenue was $1.2 billion and $3.7 billion, including $590.2 million and $1.9 billion in transaction revenue and $570.2 million and $1.7 billion in subscription and services revenue. For the same periods in 2025, our net revenue was $1.8 billion and $5.1 billion, including $1.0 billion and $3.1 billion in transaction revenue and $716.6 million and $2.0 billion in subscription and services revenue.
For the three and nine months ended September 30, 2026, our net income was $718.7 million and net loss was $34.9 million, and Adjusted EBITDA was $332.9 million and $843.9 million. For the same periods in 2025, our net income was $432.6 million and $1.9 billion, and Adjusted EBITDA was $800.7 million and $2.2 billion.
Assets on Platform (“AOP”) were $376.6 billion and $515.9 billion at September 30, 2026 and 2025, respectively. The decrease in AOP primarily reflects a $160.5 billion decline driven primarily by the decline in prices of certain crypto assets held on our platform, offset in part by growth in units, both largely attributable to Bitcoin.
For the three and nine months ended September 30, 2026, Monthly Transacting Users (“MTUs”) were 7.4 million and 7.7 million. For the same periods in 2025, MTUs were 9.3 million and 9.2 million. The decrease in MTUs was primarily due to a decrease in trading users, influenced by overall market conditions.
We believe that net revenue, net income (loss), and Adjusted EBITDA best reflect the financial health of our business, and we believe that AOP and MTUs are strong operational indicators as they measure the trust customers place in Coinbase and our ability to attract and retain users. See the section titled Non-GAAP and Other Measures for definitions of Adjusted EBITDA, AOP, and MTUs, as well as a reconciliation of net income (loss) to Adjusted EBITDA.
Anticipated Trends
We plan to dynamically adjust our expense base in order to be responsive to market conditions and revenue opportunities, increasing or decreasing it as needed, especially with respect to certain variable expenses. We anticipate the restructuring plan announced in May 2026 (the “Restructuring”) will help us better align our operating expenses with current market conditions and optimize our operations for the AI era. See Note 3. Restructuring of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the Restructuring. For the year ending December 31, 2026, we anticipate the aggregate of technology and development, general and administrative, and sales and marketing expenses, excluding amortization of intangible assets, to be slightly lower than for the year ended December 31, 2025.
Results of Operations
Comparison of the three and nine months ended September 30, 2026 and 2025
Revenue
For both the three and nine months ended September 30, 2026, we generated 84% of total revenue in the U.S. For the three and nine months ended September 30, 2025, we generated 81% and 84% of total revenue in the U.S. No other country accounted for more than 10% of total revenue during the periods presented. In all periods presented, international revenue consisted mainly of transaction revenue. Stablecoin revenue is substantially all attributed to the U.S.

Transaction revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Consumer, net	$450,112	$843,544	$(393,432)	(47)	$1,468,681	$2,588,958	$(1,120,277)	(43)
Institutional, net	91,650	135,009	(43,359)	(32)	327,449	294,716	32,733	11
Other transaction revenue, net	48,462	67,707	(19,245)	(28)	149,075	189,064	(39,989)	(21)
Total transaction revenue	$590,224	$1,046,260	$(456,036)	(44)	$1,945,205	$3,072,738	$(1,127,533)	(37)
% of net revenue	51	59			53	60
Transaction revenue decreased for the three and nine months ended September 30, 2026 as compared to 2025, primarily due to:
•a decrease in consumer transaction revenue, reflecting a 59% and 52% decrease in consumer Crypto Spot Trading Volume1, offset in part by the launch of prediction markets trading and growth in derivatives trading volume; and
•changes in institutional transaction revenue primarily due to a 53% and 44% decrease in institutional Crypto Spot Trading Volume. In the nine months ended comparative period, an increase in derivatives revenue reflecting the acquisition of Deribit in August 2025 more than offset the spot decrease.
There were no material changes to note within other.
Subscription and services revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Stablecoin revenue(1)	$306,905	$324,534	$(17,629)	(5)	$904,487	$907,485	$(2,998)	—
Blockchain rewards	85,738	184,647	(98,909)	(54)	269,929	525,774	(255,845)	(49)
Interest and finance fee income	68,560	64,758	3,802	6	202,493	187,160	15,333	8
Other subscription and services revenue	109,035	142,658	(33,623)	(24)	331,997	403,034	(71,037)	(18)
Total subscription and services revenue	$570,238	$716,597	$(146,359)	(20)	$1,708,906	$2,023,453	$(314,547)	(16)
% of net revenue	49	41			47	40
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
1 Crypto Spot Trading Volume is the total U.S. dollar equivalent value of crypto spot matched trades (excluding Stablecoin Trading Volume) transacted between a buyer and seller through our platform, plus half of the value of trades that we routed off our platform for fulfillment, during the period of measurement. Stablecoin Trading Volume is the total U.S. dollar equivalent value of Fiat-Stablecoin and Stablecoin-Stablecoin matched trades transacted between a buyer and seller through our platform, plus half of the value of trades that we routed off our platform for fulfillment, during the period of measurement.

Subscription and services revenue decreased for the three and nine months ended September 30, 2026 as compared to 2025, reflecting:
•changes in stablecoin revenue, reflecting:
◦increases of $84.6 million and $201.6 million due to higher average USDC balances held in Coinbase products; and
◦decreases of $52.8 million and $166.2 million due to lower average interest rates; and
•decreases in blockchain rewards of:
◦$111.8 million and $243.1 million due to lower average crypto asset prices, driven primarily by Solana and Ethereum; and
◦$18.9 million and $67.2 million due to lower reward rates, primarily for Solana and Ethereum, offset in part by
◦the impact of an increase in staked balances, primarily of Solana and Cosmos.
There were no material changes to note within the other categories in the table above.
Other revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Corporate interest and other income(1)	$55,120	$105,836	$(50,716)	(48)	$194,521	$304,005	$(109,484)	(36)
Total other revenue	$55,120	$105,836	$(50,716)	(48)	$194,521	$304,005	$(109,484)	(36)
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

Corporate interest and other income decreased for the three and nine months ended September 30, 2026 as compared to 2025, reflecting a 97 and 84 basis point decline in average interest rates earned, as well as a decrease attributable to lower average corporate cash balances.
Operating expenses
Certain prior period amounts have been reclassified to conform to the current period presentation.
Transaction expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Blockchain rewards fees	$53,702	$119,043	$(65,341)	(55)	$170,937	$328,221	$(157,284)	(48)
Payment processing and account verification	44,727	53,487	(8,760)	(16)	127,251	159,464	(32,213)	(20)
Transaction rebates and commissions	40,060	42,193	(2,133)	(5)	105,849	188,640	(82,791)	(44)
Transaction reversal losses	10,931	28,983	(18,052)	(62)	64,987	96,682	(31,695)	(33)
Other	45,044	9,612	35,432	369	111,089	28,598	82,491	288
Total transaction expense	$194,464	$253,318	$(58,854)	(23)	$580,113	$801,605	$(221,492)	(28)
% of net revenue	17	14			16	16

Transaction expense decreased for the three and nine months ended September 30, 2026 as compared to 2025, largely due to:
•lower blockchain rewards fees, which moved with blockchain rewards revenue;
•a decrease in transaction rebates and commissions, primarily those earned by institutional customers providing liquidity on our international exchange, as we tapered incentive offerings;
•a decrease in transaction reversal losses primarily due to lower transaction activity; offset in part by
•an increase in other, largely due to exchange fees associated with our prediction markets offering.
There were no material changes to note within the other categories in the table above.
Technology and development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Employee-related	$281,366	$271,070	$10,296	4	$932,016	$748,989	$183,027	24
Website hosting and infrastructure	79,419	84,885	(5,466)	(6)	259,359	228,468	30,891	14
Amortization, depreciation, and impairment	41,042	37,138	3,904	11	136,033	103,735	32,298	31
Other	45,550	37,492	8,058	21	118,465	92,083	26,382	29
Total technology and development	$447,377	$430,585	$16,792	4	$1,445,873	$1,173,275	$272,598	23
% of net revenue	39	24			40	23
Technology and development expenses increased for the nine months ended September 30, 2026 as compared to 2025, largely due to higher employee-related expenses. This increase is driven by expenses related to employees acquired through business combinations, as well as a decrease in internally developed technology costs capitalized. There were no other material changes to note within the table above.
Sales and marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

USDC rewards	$129,245	$111,570	$17,675	16	$361,780	$314,125	$47,655	15
Marketing programs	53,136	88,148	(35,012)	(40)	196,733	283,140	(86,407)	(31)
Employee-related	31,367	37,309	(5,942)	(16)	100,532	103,084	(2,552)	(2)
Other	28,825	23,245	5,580	24	90,097	43,451	46,646	107
Total sales and marketing	$242,573	$260,272	$(17,699)	(7)	$749,142	$743,800	$5,342	1
% of net revenue	21	15			21	15
Sales and marketing expenses changed for the three and nine months ended September 30, 2026 as compared to 2025, reflecting:
•a $71.6 million and $175.7 million increase in USDC rewards driven by growth in average customer USDC balances held in Coinbase products as we continue to integrate USDC across our products, offset in part by a reduction in the rewards rate;

•a decrease in marketing program expenses, reflecting a $13.1 million and $78.3 million decrease in digital advertising spend as a response to softer market conditions; and
•an increase in other, reflecting amortization of intangible assets acquired in the purchase of Deribit in August 2025.
There were no material changes to note within employee-related.
General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Employee-related	$168,473	$179,953	$(11,480)	(6)	$533,710	$490,842	$42,868	9
Professional services	37,573	76,690	(39,117)	(51)	142,131	205,876	(63,745)	(31)
Customer support(1)	27,466	46,205	(18,739)	(41)	88,784	171,424	(82,640)	(48)
Other	85,366	115,598	(30,232)	(26)	287,271	298,357	(11,086)	(4)
Total general and administrative	$318,878	$418,446	$(99,568)	(24)	$1,051,896	$1,166,499	$(114,603)	(10)
% of net revenue	27	24			29	23
____________________________________
(1)Excludes employee-related and professional services expenses.
General and administrative expenses decreased for the three and nine months ended September 30, 2026 as compared to 2025, reflecting:
•changes in employee-related costs due to higher average headcount, reflecting, in part, the transition of certain customer support roles from external service providers to employees, which was more than offset by the Restructuring for the three months ended September 30, 2026 and partially offset by the Restructuring for the nine months ended September 30, 2026. General and administrative average headcount increased 3% and 18%, respectively. In addition, for the three months ended comparative period, stock-based compensation expense was lower, primarily associated with performance-based awards granted in prior periods;
•a decrease in professional services, primarily legal advisory fees, incurred during the 2025 periods, including those relating to business combinations and strategic investments, which did not recur to the same extent in the current periods; and
•a decrease in customer support costs, primarily due to lower transaction activity and fewer resources required after certain regulatory projects were completed in the prior year, as well as the transition of certain roles from external service providers to employees.
There were no material changes to note within other.
(Gains) losses on crypto assets held for operations, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

(Gains) losses on crypto assets held for operations, net	$(26,106)	$(35,740)	$9,634	(27)	$40,764	$(10,077)	$50,841	(505)
Changes in (gains) losses on crypto assets held for operations, net for the nine months ended September 30, 2026, as compared to 2025, resulted primarily from holding these assets during a period of declining crypto asset prices, primarily Bitcoin.

Restructuring
For the three months ended September 30, 2026, we recorded a $4.6 million reversal of restructuring expense due to the release of accruals for certain personnel-related costs. For the nine months ended September 30, 2026, restructuring expenses related to the Restructuring were $47.8 million. There were no restructuring expenses for the three and nine months ended September 30, 2025. See Note 3. Restructuring of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Other operating (income) expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Platform-related incidents, net	$(14,859)	$47,976	$(62,835)	(131)	$15,921	$355,350	$(339,429)	(96)
Other	(3,795)	13,304	(17,099)	(129)	(9,626)	8,056	(17,682)	(219)
Total other operating (income) expense, net	$(18,654)	$61,280	$(79,934)	(130)	$6,295	$363,406	$(357,111)	(98)
Other operating (income) expense, net decreased for the three and nine months ended September 30, 2026 as compared to 2025, primarily due to losses incurred in 2025, directly associated with the incident announced on the Current Report on Form 8-K we filed with the SEC on May 15, 2025 (the “Data Theft Incident”), comprising voluntary customer reimbursements and direct legal costs, net of recoveries. There were no material changes to note within other.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Interest expense	$19,523	$21,774	$(2,251)	(10)	$64,608	$62,820	$1,788	3
There were no material changes to note within interest expense.
Gains on crypto assets held for investment, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Gains on crypto assets held for investment, net	$(715,022)	$(423,903)	$(291,119)	69	$(23,167)	$(189,305)	$166,138	(88)
Gains on crypto assets held for investment, net changed for the three and nine months ended September 30, 2026 as compared to 2025, primarily due to fair value remeasurement of these assets, mainly Bitcoin and Ethereum. The impact of changes in fair value expanded in the nine months ended comparative period as we actively invested in Bitcoin.

Other (income) expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

(Gains) losses on investments, net	$(39,231)	$400,250	$(439,481)	(110)	$(27,850)	$(1,075,198)	$1,047,348	(97)
Other	(27,504)	(19,732)	(7,772)	39	(50,618)	(45,001)	(5,617)	12
Other (income) expense, net	$(66,735)	$380,518	$(447,253)	(118)	$(78,468)	$(1,120,199)	$1,041,731	(93)
(Gains) losses on investments, net, changed for the three and nine months ended September 30, 2026 as compared to 2025 largely due to the fair value remeasurement of our investment in Circle Internet Group, Inc., following its initial public offering in the second quarter of 2025. There were no material changes to note within other.
Provision for (benefit from) income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%

Provision for (benefit from) income taxes	$105,206	$69,591	$35,615	51	$(1,325)	$481,312	$(482,637)	(100)
For the three months ended September 30, 2026 as compared to 2025, the change in provision for (benefit from) income taxes was primarily due to higher pre-tax income and lower tax benefits related to stock-based compensation, partially offset by a release in valuation allowance related to realized and unrealized capital losses and a one-time favorable tax adjustment related to the recent closure of a U.S. federal tax audit for the tax years 2020 and 2021.
For the nine months ended September 30, 2026 as compared to 2025, the change in provision for (benefit from) income taxes was primarily due to lower pre-tax income, partially offset by lower tax benefits related to stock-based compensation.
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
•losses directly related to the Data Theft Incident, net of recoveries;
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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$718,697	$432,552	$(34,888)	$1,927,060
Adjusted to exclude the following:
Provision for (benefit from) income taxes	105,206	69,591	(1,325)	481,312
Interest expense	19,523	21,774	64,608	62,820
Depreciation and amortization	61,214	50,078	193,623	117,312
Stock-based compensation expense	233,045	222,069	719,441	608,958
Gains on crypto assets held for investment, net	(715,022)	(423,903)	(23,167)	(189,305)
Data Theft Incident (recoveries) losses, net	(18,441)	47,976	(43,685)	354,630
Restructuring	(4,619)	—	47,789	—
Other (income) expense, net(1)	(66,735)	380,518	(78,468)	(1,120,199)
Adjusted EBITDA	$332,868	$800,655	$843,928	$2,242,588
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
The following table sets forth the value of AOP by asset (in millions, except percentages):

	September 30, 2026		September 30, 2025		Value Change
	Units	Value	Units	Value	%
Bitcoin	3.0	$252,482	2.9	$331,889	(24)
Ethereum	19.8	53,254	18.7	77,430	(31)
USDC	N/A	8,616	N/A	9,013	(4)
Other(1)	nm	62,293	nm	97,610	(36)
Total		$376,645		$515,942	(27)
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
We continue to believe our existing cash, cash equivalents, and marketable investments, which totaled $8.8 billion as of September 30, 2026, will be sufficient in both the short and long term to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements. Our ability to meet these requirements and plans for cash will depend on many factors, including market acceptance of crypto assets and blockchain technology, our growth, our ability to attract and retain customers on our platform, the continuing market acceptance of our products and services, the introduction of new subscription products and services on our platform, expansion of sales and marketing activities, and overall economic conditions. We anticipate satisfying both our short-term and long-term cash requirements with our existing cash and cash equivalents and with future cash flows from operations, future sales of marketable investments, and potential future equity or debt financing. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of additional debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that restrict our operations.
Primary commitments
Long-term debt and other contractual obligations
We used cash to repay in full at maturity the $1.3 billion aggregate principal amount of our 2026 Convertible Notes due June 1, 2026. As of September 30, 2026, our outstanding long-term debt consisted of convertible notes and senior notes with an aggregate principal amount of $6.0 billion, maturing between 2028 and 2032. See Note 11. Long-Term Debt of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Our other contractual obligations decreased materially from those as of December 31, 2025, primarily due to the fulfillment of a strategic equity investment commitment. See Note 20. Commitments and Contingencies of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
See Notes 13. Condensed Consolidated Balance Sheets Details and 18. Income Taxes of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details relating to our short- and long-term material cash requirements as of September 30, 2026.
Short-term borrowings
As of September 30, 2026, we held short-term borrowings of $748.8 million, denominated in crypto assets and payment stablecoins, which we use to facilitate institutional financing. See Note 6. Collateralized Arrangements and Financing of the Notes to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Repurchase program
As of September 30, 2026, our board of directors had authorized an aggregate $4.0 billion to repurchase, without expiration, our outstanding Class A common stock and long-term debt (the “Repurchase Program”). As of September 30, 2026, approximately $2.0 billion remained available, and no long-term debt has been repurchased under the Repurchase Program. See Issuer Purchases of Equity Securities included in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional details.
Other resources and commitments
Crypto assets
We hold and use crypto assets for various purposes. Crypto assets held for operations are received in the ordinary course of business and are converted to cash or used to fulfill expenses, primarily blockchain rewards, nearly immediately. In order to facilitate institutional financing, we hold crypto assets we borrow, as well as crypto assets customers pledge as collateral against certain of our loans to them. We do not use these assets as a source of liquidity otherwise. Crypto assets held for investment are primarily long-term holdings and in certain cases fulfill capital requirements set by regulators (see also Regulatory capital requirements below). We do not plan to engage in regular trading of these crypto assets but may purchase additional crypto assets for investment as a buy and hold strategy. In case of a liquidity stress event, or for other episodic purposes, which may necessitate the use of these assets, we may change our policy and sell crypto assets held for investment to generate liquidity. During times of instability in the crypto assets market, we may not be able to sell our crypto assets at reasonable prices or at all. Our crypto assets held are considered less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
As of September 30, 2026, we held the following crypto assets: $53.1 million held for operations, $1.3 billion held as collateral, $389.7 million that were borrowed, and $2.2 billion held for investment.
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
Our business model does not expose us to liquidity risk if we have excessive redemptions or withdrawals from customers. As of September 30, 2026, we have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of crypto assets to date. See the section titled Risk Factors—Depositing and withdrawing crypto assets into and from our platform involve risks, which could result in loss of customer assets, customer disputes and other liabilities, which could adversely affect our business, operating results, and financial condition included in Part I, Item 1A of our Annual Report for further information.
Cash flows
The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$785,515	$1,802,687
Net cash used in investing activities	(1,025,929)	(1,511,414)
Net cash (used in) provided by financing activities	(3,417,113)	1,960,902
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(3,657,527)	$2,252,175

Change in customer custodial cash and cash equivalents	$(846,040)	$(477,907)

Operating activities
Our largest sources of cash provided by operating activities are revenues generated from transaction fees and stablecoin revenue. Our primary uses of cash in operating activities include payments to employees for compensation, USDC rewards, marketing programs, website hosting and infrastructure services, and professional services.
Net cash provided by operating activities decreased by $1.0 billion for the nine months ended September 30, 2026 as compared to 2025 primarily as a result of the $1.1 billion decrease in transaction revenue for Consumer, net.
Investing activities
Net cash used in investing activities decreased by $485.5 million for the nine months ended September 30, 2026 as compared to 2025 primarily due to:
•$665.8 million in net cash used for business combinations in 2025, primarily due to the completion of the Deribit acquisition in August 2025; offset in part by
•a $108.2 million increase in net investment purchases.
Financing activities
Net cash used in financing activities increased by $5.4 billion for the nine months ended September 30, 2026 as compared to 2025 primarily due to:
•a $2.7 billion net decrease in cash inflow compared to 2025 related to prior year proceeds from the issuances of our 2029 Convertible Notes and 2032 Convertible Notes, less cash paid for associated capped calls;
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
We are required to hold corporate liquid assets at our subsidiaries to meet capital requirements established by our regulators based on the value of crypto assets and payment stablecoins held in custody. Our money-transmitting subsidiary, CB Inc., and our custodian subsidiary, Coinbase Custody Trust Company, LLC (“CCTC”), which is a fiduciary under New York State Law and a qualified custodian under the Investment Advisers Act of 1940, are required to maintain minimum net capital requirements under agreements with the New York State Department of Financial Services. These subsidiaries and other subsidiaries are also subject to maintenance capital requirements by other regulators both within the United States and internationally. As of September 30, 2026, we were in compliance with these capital requirements.

As of September 30, 2026, our net capital requirements by subsidiary consisted of the following (in millions):

	Net Capital	Required Net Capital(1)	Capital Surplus
CB Inc.	$2,928	$1,185	$1,743
CCTC	618	222	396
Other(2)	1,018	131	887
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
Crypto assets held for investment are primarily held long term, and historically, we have not attempted to reduce our market risk exposure associated with these crypto assets. Crypto asset prices have been volatile, as demonstrated by the one-year historical volatility of Bitcoin and Ethereum of approximately 50% implied from the annualized standard deviation of daily price returns observed in the past 24 months. A hypothetical 50% increase or decrease in crypto asset prices as of September 30, 2026 and December 31, 2025 would result in a $1.1 billion and $1.0 billion impact, respectively, to the value of our Crypto assets held for investment and would have been recognized as a gain or loss in Gains on crypto assets held for investment, net in our Condensed Consolidated Statements of Operations. The increase in the hypothetical gains or losses since December 31, 2025 primarily reflects an increase in the units of crypto assets held for investment.
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
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended September 30, 2026.
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

The following table contains information relating to the repurchases of shares of our Class A common stock made by us in the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2026	—	$—	—	$1,966,316,652
August 1 – August 31, 2026	37,995	$139.91	37,995	$1,961,000,676
September 1 – September 30, 2026	—	$—	—	$1,961,000,676
	37,995		37,995
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended September 30, 2026, one of the Company’s non-employee directors and two of the Company’s officers adopted Rule 10b5-1 Plans, which were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.
On August 12, 2026, Brian Armstrong, the Company’s Chief Executive Officer and a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “Armstrong Plan”) providing for the potential sale of up to 8,167,446 shares of Class A common stock owned by Mr. Armstrong upon the exercise of vested stock options, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Armstrong Plan, between an estimated start date of November 16, 2026 and October 22, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Armstrong Plan or the occurrence of certain events set forth therein.
On September 4, 2026, Frederick Ernest Ehrsam III, a member of the Company’s board of directors, entered into a Rule 10b5-1 Plan (the “Ehrsam Plan”) providing for the potential sale of up to 3,866,620 shares of Class A common stock issuable upon the conversion of shares of Class B common stock owned by The Frederick Ernest Ehrsam III Living Trust, of which Mr. Ehrsam is trustee, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Ehrsam Plan, between an estimated start date of December 7, 2026 and June 7, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Ehrsam Plan or the occurrence of certain events set forth therein.

On September 8, 2026, Emilie Choi, the Company’s President and Chief Operating Officer, entered into a Rule 10b5-1 Plan (the “Choi Plan”) providing for the potential sale of up to 1,560,453 shares of Class A common stock (i) owned by Ms. Choi, including upon the vesting and settlement of restricted stock units and performance restricted stock units for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock and (ii) held by the Starvurst Exempt Trust, of which Ms. Choi’s spouse is a co-trustee, plus an additional undetermined number of shares of Class A common stock to be received by Ms. Choi upon the future grant, vesting, and settlement of restricted stock units for shares of Class A common stock, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Choi Plan, between an estimated start date of January 4, 2027 and December 31, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Choi Plan or the occurrence of certain events set forth therein. The Choi Plan provides for the sale of shares of Class A common stock (i) net of certain shares sold pursuant to Ms. Choi’s prior Rule 10b5-1 Plan dated August 12, 2025 (the “Prior Choi Plan”), (ii) to be received upon the future grant, vesting and settlement of certain restricted stock units, and (iii) to be received upon the future vesting and settlement of certain outstanding restricted stock units and performance restricted stock units, net of any shares withheld or mandatorily sold by the Company to satisfy applicable tax obligations. The number of shares (i) to be sold under the Prior Choi Plan, (ii) to be received by Ms. Choi upon the future grant, vesting, and settlement of restricted stock units for shares of Class A common stock, and (iii) to be withheld or mandatorily sold by the Company, and therefore the exact number of shares to be sold pursuant to the Choi Plan, can only be determined upon the occurrence of future events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without (i) subtracting any shares sold under the Prior Choi Plan, (ii) including any shares to be sold upon the future vesting and settlement of any restricted stock units that have not yet been granted, and (iii) subtracting any shares to be withheld or mandatorily sold by the Company upon future vesting events.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Advisor Agreement, dated July 8, 2026, by and between Coinbase, Inc. and Paul Grewal	8-K	001-40289	10.1	7/9/2026
10.2	Advisor Agreement, dated July 23, 2026, by and between Coinbase, Inc. and Lawrence Brock	8-K	001-40289	10.1	7/23/2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File - the cover page from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted as Inline XBRL and contained in Exhibit 101					X
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

COINBASE GLOBAL, INC.

Date: October 29, 2026	By:	/s/ Brian Armstrong
Brian Armstrong Chief Executive Officer and Director (Principal Executive Officer)

Date: October 29, 2026	By:	/s/ Alesia J. Haas
Alesia J. Haas Chief Financial Officer (Principal Financial Officer)